Form 10-K
period 2019-09-30
Warner Music Group Corp.
filed 2019-11-27
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-32502
___________________________________________________________________________________________
Warner Music Group Corp.
(Exact name of Registrant as specified in its charter)
___________________________________________________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	13-4271875 (I.R.S. Employer Identification No.)

1633 Broadway New York, NY (Address of principal executive offices)	10019 (Zip Code)
Registrant’s telephone number, including area code: (212) 275-2000
___________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________________________________________________
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
There is no public market for the registrant’s common stock. As of November 27, 2019 the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 1,060. All of the registrant’s common stock is owned by affiliates of Access Industries, Inc. The registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

PART I

ITEM 1.	BUSINESS
FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions. Words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We disclaim any duty to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Introduction
Warner Music Group Corp. (the “Company”) was formed on November 21, 2003. We are the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music entertainment companies.
The Company and Holdings are holding companies that conduct substantially all of their business operations through their subsidiaries. The terms “we,” “us,” “our,” “ours” and the “Company” refer collectively to Warner Music Group Corp. and its consolidated subsidiaries, unless the context refers only to Warner Music Group Corp. as a corporate entity.
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
Our Company
We are one of the world’s leading music entertainment companies. Our renowned family of iconic record labels, including Atlantic Records, Warner Records, Elektra Records and Parlophone Records, is home to many of the world’s most popular and influential recording artists. In addition, Warner Chappell Music, our global music publishing business, boasts an extraordinary catalog that includes timeless standards and contemporary hits, representing works by over 80,000 songwriters and composers, with a global collection of more than 1.4 million musical compositions. Our entrepreneurial spirit and passion for music has driven our recording artist and songwriter focused innovation for decades.
Our Recorded Music business, home to superstar recording artists such as Ed Sheeran, Bruno Mars and Cardi B, generated $3.840 billion of revenue in fiscal 2019, representing 86% of total revenues. Our Music Publishing business, which includes esteemed songwriters such as Twenty One Pilots, Lizzo and Katy Perry, generated $643 million of revenue in fiscal 2019, representing 14% of total revenues. We benefit from the scale of our global platform and our local focus.
Today, global music entertainment companies such as ours are more important and relevant than ever. The traditional barriers to widespread distribution of music have been erased. The tools to make and distribute music are at every musician’s fingertips, and today’s technology makes it possible for music to travel around the world in an instant. This has resulted in music being ubiquitous and accessible at all times. Against this industry backdrop, the volume of music being released on digital platforms is making it harder for recording artists and songwriters to get noticed. We cut through the noise by identifying, signing, developing and marketing extraordinary talent. Our global artists and repertoire (“A&R”) experience and marketing strategies are critical ingredients for recording artists or songwriters who want to build long-term global careers. We believe that the music, not the technology, delights fans and drives the business forward.
Our commercial innovation is crucial to maintaining our momentum. We have championed new business models and empowered established players, while protecting and enhancing the value of music. We were the first major music entertainment company to strike landmark deals with important companies such as Apple, YouTube and Tencent Music Entertainment Group, as well as with pure-play music technology companies such as MixCloud, SoundCloud and Audiomack. We adapted to streaming faster than other major music entertainment companies and were the first such company to report that streaming was the largest source of our recorded music revenue in 2016. Looking into the future, we believe the universe of opportunities will continue to expand, including through the proliferation of new devices such as smart speakers and the monetization of music on social media and other platforms. We believe advancements in technology will continue to drive consumer engagement and shape a growing and vibrant music entertainment ecosystem.
We maintain an Internet site at www.wmg.com. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this Annual Report.
Company History
The Company today consists of individual companies that are among the most respected and iconic in the music industry, with a history that dates back to the establishment of Chappell & Co. in 1811 and Parlophone in 1896.
The Company began to take shape in 1967 when Warner-Seven Arts, the parent company of Warner Records (formerly known as Warner Bros. Records) acquired Atlantic Records, which discovered artists such as Led Zeppelin and Aretha Franklin. In 1969, Kinney National Company acquired Warner-Seven Arts, and in 1970, Kinney Services (which was later spun off into Warner Communications) acquired Elektra Records, which was renowned for artists such as The Doors and Judy Collins. In order to harness their collective strength and capabilities, in 1971, Warner Bros., Elektra and Atlantic Records formed a groundbreaking U.S. distribution network commonly known as WEA Corp., or simply WEA, which now stretches across the world.
Throughout this time, the Company’s music publishing division, Warner Bros. Music, built a strong presence. In 1987, the purchase of Chappell & Co. created Warner Chappell Music, one of the industry’s major music publishing forces with a storied history that today connects Ludwig van Beethoven, George Gershwin, Madonna and Lizzo.
The parent company that had grown to become Time Warner completed the sale of the Company to a consortium of private equity investors in 2004, in the process creating the world’s largest independent music company. The Company was taken public the following year, and in 2011, Access acquired the Company.
Since acquiring the Company, Access has focused on revenue growth and increasing operating margins and cash flow combined with financial discipline. Looking past more than a decade of music entertainment industry transitions, Access and the Company foresaw the opportunities that streaming presented for music. Over the last eight years, Access has consistently backed the Company’s bold expansion strategies through organic A&R as well as acquisitions. These strategies include investing more heavily in recording artists and songwriters, growing the Company’s global reach, augmenting its streaming expertise, overhauling its systems and technological infrastructure, and diversifying into other music-based revenue streams.
The purchase of Parlophone Label Group (“PLG”) in 2013 strengthened the Company’s presence in core European territories, with recording artists as diverse as Coldplay, David Bowie, David Guetta and Tinie Tempah. That acquisition was followed by other investments that further strengthened the Company’s footprint in established and emerging markets. Other milestones include the Company’s acquisitions of direct-to-audience businesses such as entertainment specialty e-tailer EMP (as defined later in this Annual Report), live music application Songkick and youth culture platform UPROXX.
Our Business Strengths
Well-Positioned to Benefit from Growth in the Global Music Market Driven by Streaming. The music entertainment industry has undergone a transformation in the consumption and monetization of content towards streaming over the last five years. According to the International Federation of the Phonographic Industry or IFPI, from 2015 through 2018, global recorded music revenue grew at a CAGR of 9%, with streaming revenue growing at a CAGR of 45% and increasing as a percentage of global recorded music revenue from 20% to 47% over the same period. By comparison, from fiscal year 2015 to fiscal year 2018, our recorded music streaming revenue grew at a CAGR of 42% and increased as a percentage of our total recorded music revenues from 24% to 52%. We believe our innovation-focused operating strategy with an emphasis on genres that over-index on streaming platforms (e.g., hip-hop and pop) has consistently allowed our digital revenue growth to outpace the market, highlighted by our becoming the first major music entertainment company to report that our streaming revenue was the largest source of recorded music revenue in 2016.
The growth of streaming services has not only improved the discoverability and personalization of music, but has also increased consumer willingness to pay for seamless convenience and access. We believe consumer adoption of paid streaming services still has significant potential for growth. For example, according to MIDiA, in 2018, approximately 30% of the population in Sweden, an early adopter market, was paid music subscribers. This illustrates the opportunity to drive long-term growth by increasing penetration of paid subscriptions throughout the world, including important markets such as the United States, Japan, Germany, the United Kingdom and France, where paid subscriber levels are lower. Our catalog and roster of recording artists and songwriters, including our strengths in hip-hop and pop music, position us to benefit as streaming continues to grow. We also believe our diversified catalog of evergreen music amassed over many decades will prove advantageous as demographics evolve from younger early adopters to a wider demographic mix and as digital music services target broader audiences.
Established Presence in Growing International Markets, Including China. We believe we will benefit from the growth in international markets due to our local A&R focus, as well as our local and global marketing and distribution infrastructure that includes a network of subsidiaries, affiliates and non-affiliated licensees in more than 60 countries. We are developing local talent to achieve regional, national and international success. We have expanded our global footprint over time by acquiring independent recorded music and music publishing businesses, catalogs and recording artist and songwriter rosters in China, Indonesia, Poland, Russia and South Africa, among other markets. In addition, we have increased organic investment in heavily populated emerging markets by, for example, launching Warner Music Middle East, our recorded music affiliate covering 17 markets across the Middle East and North Africa with a total population of 380 million people. We have also strengthened our Warner Music Asia executive team with new appointments and promotions. According to IFPI in 2018, recorded music industry revenues in Asia and Australasia grew 12% year-over-year. Over the same period and on a constant-currency basis, we grew revenues in Asia and Australasia by 21%, again outpacing the industry.
With every region around the world at different stages in transitioning to digital formats, we believe establishing creative hubs by opening new regional offices and partnering with local players will achieve our objective of building local expertise while delivering maximum global impact for our recording artists and songwriters. For example, we recently invested in one of Nigeria’s leading music entertainment companies, Chocolate City, and music from this influential independent company’s recording artists and songwriters will join our repertoire and receive the support of our wide-ranging global expertise, including distribution and artist services.
Differentiated Platform of Scale with Top Industry Position. With over $4 billion in annual revenues, over half of which are generated outside of the United States, we believe our platform is differentiated by the scale, reach and broad appeal of our music. Our collection of owned and controlled recordings and musical compositions, spanning a large variety of genres and geographies over many decades, cannot be replicated. As one of three major music entertainment companies, our industry position remains strong and poised for continued growth. As reported in Music Business Worldwide, our global recorded music market share has increased every year from 2014 to 2018, growing from 14.3% to 16.3%. In addition, according to Nielsen, Atlantic Records was the No. 1 record label in the United States in 2017 and 2018, and is currently on track to be No. 1 for 2019.
Star-Making, Culture-Defining Core Capabilities. For decades, our A&R strategy of identifying and nurturing recording artists and songwriters with the talents to be successful has yielded an extensive catalog of iconic music across a wide breadth of musical genres and marquee brands all over the world. Our marketing and promotion departments provide a comprehensive suite of solutions that are specifically tailored to each of our recording artists and carefully coordinated to create the greatest sales momentum for new and catalog releases alike. The development of our vibrant roster of recording artists has been informed by our significant experience in being able to adapt to changes in consumer trends and sentiment over time. Our creative instincts yield custom strategies for each and every one of our recording artists, including, for example:

•
Cardi B, whose first Atlantic Records single “Bodak Yellow” was a break-out hit that has been certified nine times Platinum in the United States by the Recording Industry Association of America or RIAA;

•	Twenty One Pilots, whose rise to stardom accelerated with the release of their second Fueled by Ramen studio album, Blurryface; and

•	Portugal. The Man, which celebrated its first entry on the Billboard Hot 100 chart after the release of their eighth studio album, Woodstock, featuring the track “Feel It Still.”

In addition, Warner Chappell Music boasts a diversified catalog of timeless classics together with an ever-growing group of contemporary songwriters who are actively contributing to today’s top hits. We believe our longstanding reputation and relationships in the creative community, as well as our historical success in talent development and management, will continue to attract new recording artists and songwriters with staying power and market potential through the strength and scale of our proprietary capabilities.
Strong Financial Profile with Robust Growth and Operating Leverage. For fiscal year 2017 through fiscal year 2019, we have grown as-reported revenues at a CAGR of 12%, and on a constant-currency basis, at a CAGR of 10%, driven by secular tailwinds, organic reinvestment in A&R and strategic acquisitions. For our fiscal year 2019, our business generated net income and Consolidated EBITDA of $258 million and $737 million, respectively, implying Consolidated EBITDA margin of approximately 16%. We believe our financial profile provides a strong foundation for our continued growth.
Experienced Leadership Team and Committed Strategic Investor. Our management team has successfully designed and implemented our business strategy, delivering strong financial results, releasing an increasing flow of new music and establishing a dynamic culture of innovation. At the same time, our management team has driven an increase in operating margins and cash flow through an improved revenue mix to higher-margin digital platforms and overhead cost management, while maintaining financial flexibility to both organically invest in the business and pursue strategic acquisitions to diversify our revenue mix. Our Recorded Music and Music Publishing businesses are led by entrepreneurial and creative individuals with extensive experience in discovering and developing recording artists and songwriters and managing their creative output on a global scale. In addition, we have benefited, and expect to continue to benefit, from our acquisition by Access in July 2011, which has provided us with strategic direction, M&A and capital markets expertise and planning support to help us take full advantage of the ongoing transition in the music entertainment industry.
Expertise in Strategic Acquisitions and Investments That Extend Our Capabilities. Since 2011 when Access became our controlling shareholder, we have completed a number of strategic acquisitions. The acquisition of PLG in 2013 significantly strengthened our worldwide roster, global footprint and executive talent, particularly in Europe. In addition, we have made several smaller strategic acquisitions aimed at expanding our artist services capabilities in our Recorded Music business, including EMP, one of Europe’s leading specialty music and entertainment merchandise e-tailers; Sodatone, a premier A&R insight tool; UPROXX, the youth culture and video production powerhouse; Spinnin’ Records, one of the world’s leading independent electronic music companies; and Songkick’s concert discovery application. These transactions showcase the growing breadth of our platform across the music entertainment ecosystem and have increased our direct access to fans of our recording artists and songwriters. In addition to our commercial arrangements with digital music services, we opportunistically invest in some of those services as well as other companies in our industry, including minority equity stakes in Deezer, a French digital music service in which Access owns a controlling equity interest, and Tencent Music Entertainment Group, the leading online music entertainment platform in China. Acquiring and investing in businesses that are highly complementary to our existing portfolio further enables us to potentially derive incremental and new revenue streams from different business models in new markets.
Our Strategies
Attract, Develop and Retain Established and Emerging Recording Artists and Songwriters. A critical component of our global strategy is to produce an increasing flow of new music by finding, developing and retaining recording artists and songwriters who achieve long-term success. Since 2011, our annual new releases have grown significantly and our catalog of musical compositions has increased to over 1.4 million. We expect to enhance the value of our assets by continuing to attract and develop new recording artists and songwriters with staying power and market potential. Our A&R teams seek to sign talented recording artists and songwriters who will generate meaningful revenues and increase the enduring value of our catalog. We have also made meaningful investments in technology to further expand our A&R capabilities in a rapidly changing music environment. In 2018, we acquired Sodatone, an advanced A&R tool that uses streaming, social and touring data to help track early predictors of success. When combined with the strength of our current ability to identify creative talent, we expect this to further enhance our ability to scout and sign breakthrough recording artists and songwriters. In addition, we anticipate that investment in or commercial relationships with technology companies will enable us to tailor our marketing efforts for established recording artists and songwriters by gaining valuable insight into consumer reactions to new releases. We regularly evaluate our recording artist and songwriter rosters to ensure that we remain focused on developing the most promising and profitable talent and are committed to maintaining financial discipline in the negotiation of our agreements with recording artists and songwriters.

Focus on Growth Markets to Position Us to Realize Upside from Incremental Penetration of Streaming. While the rapid growth of streaming has already transformed the music entertainment industry, streaming is still in relatively early stages, as significant opportunity remains in both developed markets and markets largely untapped by the adoption of paid streaming subscriptions. Some of our largest markets, such as the United States, Germany, United Kingdom and France, still lag Nordic countries in penetration of paid subscriptions and have room for future growth. In these markets, we will continue to increase our output of new releases and use data to more effectively target our marketing efforts. Less mature markets, such as China and Brazil, have large populations with relatively high smartphone penetration, and we are well placed to benefit from streaming tailwinds over the next several years with our local presence and extensive catalog.
Expand Global Presence with Investment in Local Music in Nascent Markets. We recognize that music is inherently local in nature, shaped by people and culture. According to IFPI, in 2018, at least seven of the top-selling singles in Brazil, India, Italy and South Korea were performed by or featured local artists. Similarly, in 2018, at least seven of the top-selling albums in France, Germany, Spain and Turkey were performed by or featured local artists. One of our vital business functions is to help our recording artists and songwriters solve the complexities associated with a fragmented, global market of mixed musical tastes. We have found that investment in local music provides the best opportunity to understand these nuances, and we have made it a strategic priority to seek out investment opportunities in emerging markets. For example, we opened an office in the Middle East and North Africa region to prepare for the forecasted rise in smartphone penetration and projected uptake in digital music. These investments are made with the purpose of increasing our understanding of local market dynamics and popularizing our current roster of recording artists and songwriters around the world.
Embrace Commercial Innovation with New Digital Distributors and Partners. We believe the growth of digital formats will continue to create new and powerful ways to distribute and monetize our music. We were the first major music company to strike landmark deals with important companies such as Apple, YouTube and Tencent Music Entertainment Group, as well as with pure-play music technology companies such as MixCloud, SoundCloud and Audiomack. We believe that the continued development of new digital channels for the consumption of music and increasing access to digital music services present significant promise and opportunity for the music entertainment industry. We are also focused on investing in emerging music technologies, demonstrated by our launch of WMG Boost, a seed-stage investment fund for start-ups in the music entertainment industry and through partnerships with entrepreneurial incubators such as TechStars. We intend to continue to extend our technological reach by executing deals with new partners and developing optimal business models that will enable us to monetize our music across various platforms, services and devices. We also intend to continue to support and invest in emerging technologies, including artificial intelligence, artificial reality, virtual reality, high-resolution audio, mobile messaging and other technologies to continue to build new revenue streams and position ourselves for long-term growth.
Pursue Acquisitions to Enhance Asset Portfolio and Long-Term Growth. We have successfully completed a number of strategic acquisitions, particularly in our Recorded Music business. Strengthening and expanding our global footprint provides us with insights on markets in which we can immediately capitalize on favorable industry trends, as evidenced by our acquisition of PLG in 2013. We also build upon our core competencies with additive and ancillary capabilities. For example, our acquisition of UPROXX, one of the most influential media brands for youth culture, not only provides a platform for short-form music and music-based video content production to market and promote our recording artists, but also includes sales capabilities to monetize advertising inventory on digital audio and video platforms. We plan to continue selectively pursuing acquisition opportunities while maintaining financial discipline to further improve our growth trajectory and drive operating efficiencies with increased free cash flow generation. With respect to our Music Publishing business, we have the opportunity to generate significant value by acquiring other music publishers and extracting cost savings (as acquired catalogs can be administered with little incremental cost), as well as by increasing revenues through more aggressive monetization efforts. We will also continue to evaluate opportunities to add to our catalog or acquire or make investments in companies engaged in businesses that we believe will help to advance our strategies.
Recorded Music (86%, 84% and 84% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively)
Our Recorded Music business primarily consists of the discovery and development of recording artists and the related marketing, promotion, distribution, sale and licensing of music created by such recording artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing, distributing and selling music to marketing and promoting recording artists and their music.
In the United States, our Recorded Music business is conducted principally through our major record labels—Atlantic Records and Warner Records. In October 2018, we launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels. Our Recorded Music business also includes Rhino Entertainment, a division that specializes in marketing our recorded music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music business through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’, Warner Classics and Warner Music Nashville.
Outside the United States, our Recorded Music business is conducted in more than 60 countries through various subsidiaries, affiliates and non-affiliated licensees. Internationally, we engage in the same activities as in the United States: discovering and signing artists and distributing, selling, marketing and promoting their music. In most cases, we also market, promote, distribute and sell the music of those recording artists for whom our domestic record labels have international rights. In certain smaller markets, we license the right to distribute and sell our music to non-affiliated third-party record labels.
Our Recorded Music business’ distribution operations include WEA Corp., which markets, distributes and sells music and video products to retailers and wholesale distributors; Alternative Distribution Alliance (“ADA”), which markets, distributes and sells the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.
In addition to our music being sold in physical retail outlets, our music is also sold in physical form to online physical retailers, such as Amazon.com, barnesandnoble.com and bestbuy.com, and distributed in digital form to an expanded universe of digital partners, including streaming services such as those of Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group and YouTube, radio services such as iHeart Radio and SiriusXM and download services such as Apple’s iTunes and Google Play.
We have diversified our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with such artists in other aspects of their careers. Under these agreements, we provide services to and participate in recording artists’ activities outside the traditional recorded music business such as touring, merchandising and sponsorships. We have built and acquired artist services capabilities and platforms for marketing and distributing this broader set of music-related rights and participating more widely in the monetization of the artist brands we help create. We believe that entering into expanded-rights deals and enhancing our artist services capabilities in areas such as merchandising, VIP ticketing, fan clubs, concert promotion and management has permitted us to diversify revenue streams and capitalize on other revenue opportunities. This provides for improved long-term relationships with our recording artists and allows us to more effectively connect recording artists and fans.
A&R
We have a decades-long history of identifying and contracting with recording artists who become commercially successful. Our ability to select recording artists who are likely to be successful is a key element of our Recorded Music business’ strategy and spans all music genres and all major geographies and includes recording artists who achieve national, regional and international success. We believe that this success is directly attributable to our experienced global team of A&R executives, to the longstanding reputation and relationships that we have developed in the artistic community and to our effective management of this vital business function.
In the United States, our major record labels identify potentially successful recording artists, sign them to recording contracts, collaborate with them to develop recordings of their work and market and sell or license these finished recordings to legitimate digital channels and retail stores. Increasingly, we are also expanding our participation in image and brand rights associated with artists, including merchandising and sponsorships. Our labels scout and sign talent across all major music genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. Internationally, we market and sell U.S. and local repertoire through our network of subsidiaries, affiliates and non-affiliated licensees in more than 60 countries. With a roster of local recording artists performing in various local languages throughout the world, we have an ongoing commitment to developing local talent aimed at achieving national, regional or international success.
Many of our recording artists continue to appeal to audiences long after we cease to release their new music. We have an efficient process for sustaining sales across our catalog releases. Relative to our new releases, we spend lesser amounts on marketing for our catalog.
We maximize the value of our catalog of recorded music through our Rhino Entertainment business unit and through activities of each of our record labels. We use our catalog as a source of material for re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar music and recording artists. Rhino Entertainment also releases new music from legacy recording artists and markets and promotes the name and likeness of certain artist estates and brands.

Recording Artists’ Contracts
Our recording artists’ contracts define the commercial relationship between our recording artists and our record labels. We negotiate recording contracts with recording artists that define our rights to use the recording artists’ music. In accordance with the terms of the contract, the recording artists receive royalties based on sales and other uses of such recording artists’ music. We customarily provide up-front payments to recording artists called advances, which are recoupable by us from future royalties otherwise payable to such recording artists. We also typically pay costs associated with the recording and production of music, which in certain countries are treated as advances recoupable by us from future royalties. Our typical contract for a new recording artist covers a sufficient number of master recordings to constitute a single initial extended-play record (known as an EP) or an album and provides us with a series of options to acquire subsequent albums from the artist. Royalty rates and advances are often increased for subsequent albums for which we have exercised our options. Many of our contracts contain a commitment from the record label to fund video production costs, at least a portion of which in certain countries is treated as advances recoupable by us from future royalties.
Our recording contracts with established artists generally provide for greater advances and higher royalty rates. Typically, such contracts entitle us to fewer albums, and, of those, fewer are optional albums. In contrast to new artists’ contracts, which customarily give us ownership in the artist’s work for the full term of copyright, some established artists’ contracts provide us with an exclusive license for some fixed period of time. It is not unusual for us to renegotiate contract terms with a successful artist during the term of their existing contracts, sometimes in return for an increase in the number of albums that the artist is required to deliver.
With certain territorial or other exceptions, our recording contracts typically grant us ownership for the duration of copyright. See “—Intellectual Property—Copyrights.” United States copyright law permits authors or their estates to terminate an assignment or license of copyright (for the United States only) after a set period of time in certain circumstances. See “Risk Factors—We face a potential loss of catalog to the extent that our recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.”
We are also continuing to transition to other forms of business models with recording artists to adapt to changing industry conditions. Many of the recording contracts we currently enter into are expanded-rights deals, in which we share in the touring, merchandising, sponsorship, fan club or other ancillary music revenues associated with those artists.
Marketing and Promotion
Our approach to marketing and promoting our recording artists and their music is comprehensive. Our goal is to maximize the likelihood of success for new releases as well as to stimulate the success of catalog releases. We seek to increase the value of music and help our recording artists connect with their fans.
The marketing and promotion of recorded music is carefully coordinated to create the greatest sales momentum, while maintaining financial discipline. We have significant experience in our marketing and promotion departments, which we believe allows us to achieve an optimal balance between our marketing expenditure and the eventual sales of our artists’ recordings. We use a budget-based approach to plan marketing and promotions, and we monitor all expenditures related to each release to ensure compliance with the agreed-upon budget. These planning processes are regularly evaluated based on updated sales reports, streaming service data and radio airplay data, so that a promotion plan can be quickly adjusted if necessary.
Manufacturing, Packaging and Physical Distribution
We have arrangements with various suppliers and distributors as part of our manufacturing, packaging and physical distribution services throughout the world. In 2019, we switched to a new U.S. physical distribution supplier, which increased the supplier’s volume and has led to delays and other inventory issues. We believe that our manufacturing, packaging and physical distribution arrangements are sufficient to meet our business needs.
Sales and Digital Distribution
We generate revenues from the new releases of current artists and our catalog of recordings. In addition, we actively repackage music from our catalog to form new compilations. Our revenues are generated in digital formats including streaming and downloads, CD format, as well as through historical formats, such as vinyl albums.

In connection with the digital distribution of our music, we currently partner with a broad range of digital music services, such as Amazon, Apple, Deezer, KKBox, Spotify, Telefonica, Tencent Music Entertainment Group, YouTube and Google, and are actively seeking to develop and grow our digital business. We also sell traditional physical formats through both the online distribution arms of traditional retailers such as fye.com and walmart.com and traditional online physical retailers such as amazon.com, bestbuy.com and barnesandnoble.com. Streaming services stream our music on an ad-supported or paid subscription basis. In addition, downloading services download our music on a per-album or per-track basis. In digital formats, per-unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and license digital products, it is reasonable to expect that we will generally derive a higher contribution margin from streaming and downloads than from physical sales. We sell our physical recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music.
Most of our physical sales represent purchases by a wholesale or retail distributor. Our sale and return policies are in accordance with wholesaler and retailer requirements, applicable laws and regulations, territory and customer-specific negotiations and industry practice. We attempt to minimize the return of unsold product by working with retailers to manage inventory and SKU counts as well as by monitoring shipments and sell-through data.
We enter into license agreements with digital music services to make our music available for access in digital formats (e.g., streaming and downloads). We then provide digital assets for our music to these services in an accessible form. Our license agreements with these services establish our fees for the distribution of our music, which vary based on the service. We typically receive accounting from these services on a monthly basis, detailing the distribution activity, with payments rendered on a monthly basis. Our license agreements with digital music services generally last one to three years. In fiscal year 2019, Recorded Music revenue earned under license agreements with our top two digital music accounts, Apple and Spotify, accounted for approximately 30% of our total revenues.
Since the emergence of digital formats, our business has become less seasonal in nature and driven more by the timing of our releases.
Music Publishing (14%, 16% and 16% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively)
While Recorded Music is focused on marketing, promoting, distributing and licensing a particular recording of a musical composition, Music Publishing is an intellectual property business focused on generating revenue from uses of the musical composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated from use of the musical compositions.
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles with operations in over 60 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than 1.4 million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 80,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
Music Publishing Royalties
Warner Chappell Music, as a copyright owner and administrator of musical compositions, is entitled to receive royalties for the use of musical compositions. We continually add new musical compositions to our catalog and seek to acquire rights in musical compositions that will generate substantial revenue over the long term.

Music publishers generally receive royalties pursuant to public performance, digital, mechanical, synchronization and other licenses. In the United States, music publishers collect and administer mechanical royalties, and statutory rates are established pursuant to the U.S. Copyright Act of 1976, as amended, for the royalty rates applicable to musical compositions for sale and licensing of recordings embodying those musical compositions. In the United States, public performance income is administered and collected by music publishers and their performing rights organizations and in most countries outside the United States, collection, administration and allocation of both mechanical and performance income are undertaken and regulated by governmental or quasi-governmental authorities. Throughout the world, each synchronization license is generally subject to negotiation with a prospective licensee and, by contract, music publishers pay a contractually required percentage of synchronization income to the songwriters or their heirs and to any co-publishers.
Warner Chappell Music acquires copyrights or portions of copyrights and administration rights from songwriters or other third-party holders of rights in musical compositions. Typically, in either case, the grantor of rights retains a right to receive a percentage of revenues collected by Warner Chappell Music. As an owner and administrator of musical compositions, we promote the use of those musical compositions by others. For example, we encourage recording artists to record and include our musical compositions on their recordings, offer opportunities to include our musical compositions in filmed entertainment, advertisements and digital media and advocate for the use of our musical compositions in live stage productions. Examples of music uses that generate music publishing revenues include:
Performance: performance of the song to the general public

•	Broadcast of musical compositions on television, radio and cable

•	Live performance at a concert or other venue (e.g., arena concerts, nightclubs)

•	Broadcast of musical compositions at sporting events, restaurants or bars

•	Performance of musical compositions in staged theatrical productions
Digital: licensing of recorded music in various digital formats and digital performance of musical compositions to the general public

•	Streaming and download services
Mechanical: sale of recorded music in various physical formats

•	Vinyl, CDs and DVDs
Synchronization: use of the musical composition in combination with visual images

•	Films or television programs

•	Television commercials

•	Video games

•	Merchandising, toys or novelty items
Other:

•	Licensing of copyrights for use in printed sheet music
In the United States, mechanical royalties are collected directly by music publishers, from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with the Society of European Stage Authors and Composers (“SESAC”), while outside the United States, mechanical royalties are collected directly by music publishers or from collecting societies. Once mechanical royalties reach the publisher, percentages of those royalties are paid or credited to the writer or other rightsholder of the copyright in accordance with the underlying rights agreement. Mechanical royalties are paid at a rate of 9.1 cents per song per unit in the United States for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate). There are also rates set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. “Controlled composition” provisions contained in some recording contracts may apply to the rates mentioned above pursuant to which artist/songwriters license their rights to their record companies for as little as 75% of the statutory rates. The current U.S. statutory mechanical rates will remain in effect through December 31, 2022. In most other territories, mechanical royalties are based on a percentage of wholesale prices for physical formats and based on a percentage of consumer prices for digital formats. In international markets, these rates are determined by multi-year collective bargaining agreements and rate tribunals.

Throughout the world, performance royalties are collected by publishers directly or on behalf of music publishers and songwriters by performance rights organizations and collecting societies. Key performing rights organizations and collecting societies include: The American Society of Composers, Authors and Publishers (“ASCAP”), SESAC and Broadcast Music, Inc. (“BMI”) in the United States; Mechanical-Copyright Protection Society and The Performing Right Society in the United Kingdom; The German Copyright Society in Germany and the Japanese Society for Rights of Authors, Composers and Publishers in Japan. The societies pay a percentage (which is set in each country) of the performance royalties to the copyright owner(s) or administrators (i.e., the publisher(s)), and a percentage directly to the songwriter(s), of the composition. Thus, the publisher generally retains the performance royalties it receives other than any amounts attributable to co-publishers.
Composers’ and Lyricists’ Contracts
Warner Chappell Music derives its rights through contracts with composers, lyricists (songwriters) or their heirs and with third-party music publishers. In some instances, those contracts grant either 100% or some lesser percentage of copyright ownership in musical compositions and/or administration rights. In other instances, those contracts only convey to Warner Chappell Music rights to administer musical compositions for a period of time without conveying a copyright ownership interest. Our contracts grant us exclusive use rights in the territories concerned excepting any pre-existing arrangements. Many of our contracts grant us rights on a global basis. Warner Chappell Music customarily possesses administration rights for every musical composition created by the writer or composer during the exclusive acquisition term of the contract.
While the duration of the administration rights under contracts may vary, some of our contracts grant us ownership and/or administration rights for the duration of copyright. See “—Intellectual Property—Copyrights.” U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the United States only) after a set period of time. See “Risk Factors—We face a potential loss of catalog to the extent that our recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.”
Our Recording Artist and Songwriter Value Proposition
Over the last five years, we have outperformed in a highly competitive market. For example, since January 2017, our recording artists have received more U.S. Gold and Platinum certifications from the RIAA for debut albums than those of any other company. Our success is a function of attracting exceptional talent and helping them build long and lucrative careers. In an environment where music entertainment companies often fiercely compete to sign recording artists and songwriters, our ability to differentiate our core capabilities is crucial. We are constantly strengthening our skill sets, as well as evolving and expanding the comprehensive suite of services we provide. Our goal is not to be the biggest music entertainment company, but the best.
In the digital world, consumers have more than 50 million tracks at their fingertips, growing at a rate of approximately 40,000 songs per day. The sheer volume of music being released on digital music services is making it harder for recording artists and songwriters to stand out and get noticed. At the same time, music that is fresh and original is currently what resonates most strongly on digital music services. We believe our Recorded Music and Music Publishing businesses remain not just relevant, but essential to the booming music entertainment economy. Our proven ability to cut through the noise is more necessary and valuable than ever.
Below is an overview of the many creative and commercial services we provide our recording artists and songwriters. Our interests are aligned with theirs. By creating value for our recording artists and songwriters, we create value for ourselves. That philosophy is behind our current momentum, and we believe it will continue to propel our business into the future.
Welcoming Talent
We offer recording artists and songwriters numerous pathways into our ecosystem. Whether it is an up-and-coming songwriter making music in his or her bedroom, a breakout superstar recording artist selling out stadiums or an icon looking to curate a legacy, we offer the necessary support and resources.
We are not just searching for immediate hits. We scout and sign talent with the market potential for longevity and lasting impact. As a result, we are investing in more new music every year without losing our commitment to each recording artist and songwriter. It is that focus, patience and passion that has built and sustained the reputation that perpetuates our cycle of success.
Creative Partnership
Our A&R executives both champion and challenge the talent they sign, empowering them to realize their visions and evolve over time. Our longstanding relationships within the creative community also provide our recording artists and songwriters with a wide network of collaborators, which is a vital part of helping them to realize their best work. We provide the investment that gives our recording artists and songwriters the requisite time and space to experiment and flourish. This includes access to a multitude of songwriters’ rooms and recording studios around the globe with more to come.
Marketing and Promotional Firepower
We are experts in the art of amplification, with proven specialties in every aspect of marketing and promotion. From every meaningful digital music service and social media network to radio, press, film, television and retail, we are plugged into the most influential people and platforms for music entertainment. At the same time, by combining our collective experience with billions of transactions each and every week, we gather the insights needed to make meaningful commercial decisions grounded in data-based discipline. Most importantly, we quickly adapt to changes in how music is consumed to maximize the opportunities for our recording artists and songwriters. For example, we quickly honed our expertise in securing placement on playlists and other valuable positioning on digital music services.
Global Reach and Local Expertise
As of September 30, 2019, we employed approximately 5,400 persons around the world. This means we can build local fan bases for international recording artists and songwriters, as well as supply the network to deliver worldwide fame. Our local strength fuels our global impact and vice versa. We employ a global priority system to provide as many recording artists as possible a genuine shot at success. Our approach combines a deep understanding of local cultures, with a close-knit, nimble team that is in constant communication around the world.
A Broad Universe of Opportunity
Albums, singles, videos and songs are still the primary drivers for our business. But as the demand for music has grown, music has been woven into the fabric of our daily lives in new and increasingly sophisticated ways. It is our job to help our recording artists and songwriters capitalize on this expanding universe.
In our Recorded Music business, beyond digital and physical revenue streams, we provide a wide array of artist services, including merchandise, e-commerce, VIP ticketing and fan clubs. In our Music Publishing business, we take an active role in expanding the consumption of music, through performance, digital, mechanical, synchronization and, the original music publishing revenue stream, sheet music. Last year, we launched a creative services team that is tasked with finding innovative ways to revitalize catalogs and create new possibilities for our songwriters.
In 2017, we launched a film and television unit and subsequently acquired additional video production capabilities in order to offer greater storytelling possibilities for our recording artists and songwriters.
The centralization of our technology capabilities and data insights has resulted in increased transparency of our royalty reporting to our recording artists and songwriters. We defend and protect our recording artists’ and songwriters’ creative output by remaining vigilant in the collection of different types of royalties around the world and defending against illegitimate and illegal uses of our owned and controlled copyrights.
Representative Sample of Recording Artists and Songwriters
Our Recorded Music business includes music from:

•
Global superstars such as Ed Sheeran, Bruno Mars, Michael Bublé, Cardi B, Kelly Clarkson, Coldplay, David Guetta, Dua Lipa, Neil Young, Prince, Pink Floyd, David Bowie, Phil Collins, Fleetwood Mac, Tom Petty and The Smiths.

•	Next-generation talent including A Boogie wit da Hoodie, Charli XCX, Lizzo and Bebe Rexha.

•	International stars such as Anitta, Aya Nakamura, TWICE, Christopher, Udo Lindenberg and Laura Pausini.
Our Music Publishing business includes musical compositions by:

•	Superstars such as Stormzy, Twenty One Pilots, Green Day, Katy Perry, George Michael, Chris Stapleton, Damon Albarn, Dave Mustaine and Kacey Musgraves.

•	International talent such as Jonathan Lee, Tia Ray, Manuel Medrano, Melendi, Bausa, Shy’m, Tove Lo and Jack & Coke.

•	Songwriting icons like Brody Brown, Liz Rose, Justin Tranter, busbee, The-Dream, Dr. Dre, Stephen Sondheim, George & Ira Gershwin and Gamble & Huff.

Competition
In our Recorded Music and Music Publishing businesses, we compete based on marketing (including both how we allocate our marketing resources as well as how much we spend on a dollar basis) and on recording artist and songwriter signings. We believe we currently compete favorably in these areas.
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
The recorded music industry is highly competitive based on consumer preferences and is rapidly changing. At its core, the recorded music business relies on artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new recording artists whose work gains commercial acceptance. According to Music and Copyright, in 2018, the three largest recorded music companies were Universal Music Group, Sony Music Entertainment and us, which collectively accounted for 67% of global recorded music revenues. There are many mid-sized and smaller players in the industry that accounted for the remaining 33%, including independent recorded music companies. Universal Music Group was the market leader with a 30% global market share in 2018 after absorbing the bulk of the recorded music assets of the former EMI in late 2012, followed by Sony Music Entertainment with a 21% share. We held a 16% share of global recorded music revenues in 2018.
The music publishing industry is also highly competitive. The three largest music publishing companies collectively accounted for 58% of the global market in 2018 according to Music & Copyright. According to Music & Copyright, Sony/ATV was the market leader in music publishing in 2018 with a 26% share (reflecting its administration of the EMI music publishing assets). Universal Music Publishing was the second-largest music publisher with a 20% share, followed by us at 12%. There are many mid-sized and smaller players in the industry that account for the remaining 42%, including many individual songwriters who publish their own works.
Intellectual Property
Copyrights
Our business, like that of other companies involved in the music entertainment industry, rests on our ability to maintain rights in sound recordings and musical compositions through copyright protection. In the United States, copyright protection for works created as “works made for hire” (e.g., works of employees or certain specially commissioned works) on or after January 1, 1978 generally lasts for 95 years from first publication or 120 years from creation, whichever expires first. The period of copyright protection for works created on or after January 1, 1978 that are not “works made for hire” lasts for the life of the author plus 70 years. Works created and published or registered in the United States prior to January 1, 1978 generally enjoy copyright protection for 95 years, subject to compliance with certain statutory provisions including notice and renewal. Additionally, the MMA extended federal copyright protection in the U.S. to sound recordings created prior to February 15, 1972. The duration of copyright protection for such sound recordings varies based on the year of publication, with all such sound recordings receiving copyright protection for at least 95 years, and sound recordings published between January 1, 1957 and February 15, 1972 receiving copyright protection until February 15, 2067. The term of copyright in the European Union, or E.U., for musical compositions in all member states lasts for the life of the author plus 70 years.
In the E.U., the term of copyright for sound recordings lasts for 70 years from the date of release in respect of sound recordings that were still in copyright on November 1, 2013 and for 50 years from date of release in respect of sound recordings the copyright in which had expired by that date. The E.U. also harmonized the copyright term for joint musical works. In the case of a musical composition with words that is protected by copyright on or after November 1, 2013, E.U. member states are required to calculate the life of the author plus 70 years term from the date of death of the last surviving author of the lyrics and the composer of the musical composition, provided that both contributions were specifically created for the musical composition.
We are largely dependent on legislation in each territory in which we operate to protect our rights against unauthorized reproduction, distribution, public performance or rental. In all territories where we operate, our intellectual property receives some degree of copyright protection, although the extent of effective protection varies widely. In a number of developing countries, the protection of copyright remains inadequate.
Technological changes have focused attention on the need for new legislation that will adequately protect the rights of producers. We actively lobby in favor of industry efforts to increase copyright protection and support the efforts of organizations such as RIAA, IFPI, National Music Publishers’ Association, International Confederation of Music Publishers and the World Intellectual Property Organization.

Trademarks
We consider our trademarks to be valuable assets to our business. Although we cannot assure you that our trademark applications, even for major trademarks, will be approved, we endeavor to register our major trademarks in every country where we believe the protection of these trademarks is important for our business. Our major trademarks include Asylum, Atlantic, Elektra, EMP, Parlophone, Reprise, Rhino, Sire, Spinnin’, Warner Chappell and WEA, and their respective logos. We also use certain trademarks pursuant to a royalty-free license agreement. The duration of the license relating to the WARNER, WARNER MUSIC and WARNER RECORDS marks and “W” logo is perpetual. The license may be terminated under certain limited circumstances, including our material breach of the license agreement and certain events of insolvency. We actively monitor and protect against activities that might infringe, dilute or otherwise harm our trademarks. However, the actions we take to protect our trademarks may not be adequate to prevent third parties from infringing, diluting, or otherwise harming our trademarks, and the laws of foreign countries may not protect our trademark rights to the same extent as do the laws of the United States.
Joint Ventures
We have entered into joint venture arrangements pursuant to which we or our various subsidiary companies distribute, market, promote, license and sell (in most cases, domestically and internationally) recordings and other rights owned by the joint ventures. An example of this arrangement is Frank Sinatra Enterprises, a joint venture established to administer licenses for use of Frank Sinatra’s name and likeness and manage all aspects of his music, film and stage content.
Employees
As of September 30, 2019, we employed approximately 5,400 persons worldwide, including temporary and part-time employees as well as employees that were added with the acquisition of EMP. As of such date, none of our employees in the United States were subject to a collective bargaining agreement, although certain employees in our non-domestic companies were covered by national labor agreements. We believe that our relationship with our employees is good.
INDUSTRY OVERVIEW
The music entertainment industry is large, global and vibrant. The recorded music and music publishing industries are growing, driven by consumer and demographic trends in the digital consumption of music.
Consumer Trends and Demographics
Consumers today engage with music in more ways than ever. According to IFPI, global consumers spent 18 hours listening to music each week in 2019. Demographic trends and smartphone penetration have been key factors in driving growth in consumer engagement. Younger consumers typically are early adopters of new technologies, including music-enabled devices. According to Nielsen, in 2019, 58% of teens in the United States between the ages of 13 and 17 and 45% of millennials in the United States between the ages of 18 and 34 used their smartphones to listen to music on a weekly basis, as compared to a 40% average for all U.S. consumers. Furthermore, in 2019, U.S. teens and millennials listened to an average of 32.6 and 29.7 hours of music each week, respectively, above the 26.9 hours for all U.S. consumers.
Members of older demographic groups are also increasing their music engagement. According to an IFPI survey of 19 leading geographic markets, 54% of 35- to 64-year-olds used a streaming service to listen to music in the past month in 2019, representing an increase from 46% in 2018, which was the highest rate of growth for use of streaming services across all age groups.
Music permeates our culture across age groups, as evidenced by the footprint that music has across social media. According to RIAA, as of September 2019, 7 out of the top 10 most followed accounts on Twitter belong to musicians, and according to YouTube, the majority of videos that have achieved more than one billion lifetime views as well as the top 10 most watched videos of all time, belong to musicians.
Recorded Music
The recorded music industry generated $19.1 billion in global revenue in 2018 and has consistently grown since 2015, according to IFPI. IFPI measures the recorded music industry based on four revenue categories: digital (including streaming), physical, synchronization and performance rights. Digital is the largest, generating $11.2 billion of revenue in 2018, representing 59% of global recorded music revenue. Within digital, streaming generated approximately 80% of revenue, or $8.9 billion, with the remainder of digital revenue coming from other formats such as downloads. Overall, digital grew by 20% in 2018, with streaming increasing by 33%.

Physical represented approximately 25% of global recorded music revenue in 2018, with growth in formats such as vinyl partially offsetting declines in CD sales. Performance rights revenue represents the use of recorded music by broadcasters and public venues, and represented 14% of global recorded music revenue in 2018. Synchronization revenue is generated from the use of recorded music in advertising, film, video games and television content, and represented 2% of global recorded music revenue in 2018. According to IFPI, global recorded music revenue has grown at a 9% CAGR since 2015, with growth accelerating to 10% in 2018 from 7% in 2017.
We believe the following secular trends will continue to drive growth in the recorded music industry:
Streaming Still in Early Stages of Global Adoption and Penetration
According to IFPI, global paid music streaming subscribers totaled 255 million at the end of 2018. While this represents an increase of 45% from 176 million in 2017, it still represents less than 8% of the 3.2 billion smartphone users globally, according to Newzoo. It also represents a small fraction of the user bases for large, globally scaled digital services such as Facebook, which reported 2.7 billion monthly users across its services as of July 2019, and YouTube, which reported two billion unique monthly users as of May 2019. On-demand streaming (both audio and video) is on pace to exceed one trillion streams in the United States in 2019, according to Nielsen, and this growth is expected to continue.
The potential of global paid streaming subscriber growth is demonstrated by the penetration rates in early adopter markets. Approximately 30% of the population in Sweden, where Spotify was founded, was estimated to be paid music subscribers in 2018, according to MIDiA. This compares to approximately 25% and 16% for established markets such as the United States and Germany, respectively. Moreover, paid digital music subscribers in Japan, the world’s second-largest recorded music market in 2018 according to IFPI, still only represented approximately 7% of the population, according to MIDiA. There also remains substantial opportunity in emerging markets, such as Brazil and India, where smartphone penetration is low compared to developed markets. For example, according to Newzoo, smartphone penetration for Brazil and India as of September 2019 was 46% and 25%, respectively, compared to 79% in the United States.
China, in particular, represents a substantial growth market for the recorded music industry. According to IFPI, paid streaming models are at an early stage in China, with an estimated 33 million paid subscribers in 2018, representing only 2% of China’s population of over 1.4 billion. Despite its substantial population, China was the world’s seventh-largest music market in 2018, having only broken into the top 10 in 2017.
Opportunities for Improved Streaming Pricing
In addition to paid subscriber growth, we believe that, over time, streaming revenues will increase due to pricing increases as the broader market further develops. Streaming services are already at the early stages of experimenting with price increases. For example, in 2018, Spotify increased monthly prices for its service in Norway. In addition, in 2019, Amazon launched Amazon Music HD, a high-quality audio streaming offering that is available to customers at a premium price in the United States. We believe the value proposition that streaming provides to consumers supports premium product initiatives.
Technology Enables Innovation and Presents Additional Opportunities
Technological innovation has helped facilitate the penetration of music listening across locations, including homes, offices and cars, as well as across devices, including smartphones, tablets, wearables, digital dashboards, gaming consoles and smart speakers. These technologies represent advancements that are deepening listener engagement and driving further growth in music consumption.
Device Innovation. According to Nielsen, as of August 2019, U.S. consumers listened to music across an average of 4.1 devices per week. We believe that the use of multiple devices is expanding listening hours by bringing music into more moments of consumers’ lives, and the different uses these devices enable are also broadening the base of music to which consumers are exposed. The music that consumers listen to during a commute may be different than the music they listen to while they exercise, and different still than the music they play through a smart speaker while cooking a meal. Smart speakers enable consumers to access music more readily by using their voices. According to PwC, smart speaker ownership is expected to increase at a 38% CAGR from 2018 through 2023, to 440 million devices globally in 2023. The adoption of smart speakers in the United States has been strong, and according to Nielsen, 31% of music listeners today own smart speakers. Smart speakers are fueling further growth in streaming, by converting more casual listeners into paid subscribers, drawn in by music as a critical application for these devices. According to Nielsen, 61% of U.S. consumers who use a smart speaker weekly to listen to music currently pay for a subscription as well.
Format and Monetization Model Innovation. Short-form music and music-based video content has grown rapidly, driven by the growth of global social video applications such as TikTok, which features 15-second videos often set to music. TikTok has reportedly been downloaded more than one billion times since its launch in 2017 and has a global reach of 500 million users, according to

Nielsen. Such applications have the potential for mass adoption, illustrating the opportunity for additional platforms of scale to be created to the benefit of the music entertainment industry. These platforms enable incremental consumption of music appealing to varied, and often younger, audiences. From a recording artist’s perspective, these platforms have the potential to rewrite the path to stardom. For example, our recording artist, Fitz & the Tantrums, an American band, rose to international fame in 2018 as their song “HandClap” went viral in Asia on TikTok. Fitz & the Tantrums quickly topped the international music charts in South Korea and surpassed one billion streams in China. Short-form music and music-based video content have also become increasingly popular on social media platforms such as Facebook and Instagram, further illustrating the growing number of potential pathways through which recording artists may gain consumer exposure.
Music Publishing
According to Music & Copyright, the music publishing industry generated $5.5 billion in global revenue in 2018, representing an 11% increase from $4.9 billion in the prior year. Music publishing involves the acquisition of rights to, and the licensing of, musical compositions (as opposed to sound recordings) from songwriters, composers or other rightsholders. Music publishing revenues are derived from four main royalty sources: mechanical, performance, synchronization and digital. Digital represents the largest and fastest-growing component of industry revenues, while performance represents the second-largest component of industry revenues. Mechanical revenues from traditional physical music formats (e.g., CDs, DVDs, downloads) have continued to fall while performance revenues and digital revenues have grown to offset this decline.
Positive Regulatory Trends
The music industry has benefitted from positive regulatory developments in recent years, which are expected to lead to increased revenues for the music entertainment industry in the coming years.
Music Modernization Act (“MMA”). In 2018, the passing of the MMA in the United States resulted in major reforms to music licensing. The MMA improves the way digital music services obtain mechanical licenses for musical compositions, requires the payment of royalties to recording artists for pre-1972 sound recordings streamed on digital radio services such as SiriusXM and Pandora and provides for direct payments of royalties owed to producers, mixers and engineers when their original works are streamed on non-interactive webcasting services.
Copyright Royalty Board (“CRB”). In 2018, the CRB issued its determination of royalty rates and terms, significantly increasing the mechanical royalty rates paid for musical compositions in the United States from 2018 through 2022. That decision is currently being appealed by some digital music services. In 2018, the CRB issued its determination of royalty rates and terms, significantly increasing the royalty rates paid for sound recordings in the United States by SiriusXM from 2018 through 2022, and the MMA extended that increase through 2027.
European Union Copyright Directive. In 2019, the E.U. passed legislation which will reign in safe harbors from liability for copyright infringement and rebalance the online marketplace to ensure that rightsholders and recording artists are remunerated fairly when their music is shared online by user-uploaded content services such as YouTube.

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
Risks Related to Our Business
We may be unable to compete successfully in the highly competitive markets in which we operate, and we may suffer reduced profits as a result.
The industries in which we operate are highly competitive, have experienced ongoing consolidation among major music entertainment companies and are driven by consumer preferences that are rapidly changing. Additionally, they require substantial human and capital resources. We compete with other recorded music companies and music publishing companies to identify and sign new recording artists and songwriters with the potential to achieve long-term success and to enter into and renew agreements with established recording artists and songwriters. In addition, our competitors may from time to time increase the amounts they spend to discover, or to market and promote, recording artists and songwriters or reduce the prices of their music in an effort to expand market share. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices of the music offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with recording artists who may choose to distribute their own works (which has become more practicable as music is distributed online rather than physically) and companies in other industries (such as Spotify) that may choose to sign direct deals with recording artists or recorded music companies. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works and companies in other industries that may choose to sign direct deals with songwriters or music publishing companies. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file sharing, by an inability to enforce our intellectual property rights in digital environments and by a failure to further develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, motion pictures and video games in physical and digital formats.
Our prospects and financial results may be adversely affected if we fail to identify, sign and retain recording artists and songwriters and by the existence or absence of superstar releases.
We are dependent on identifying, signing and retaining recording artists with long-term potential, whose debut music is well received on release, whose subsequent music is anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell and otherwise market and promote music is also intense. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow. Our competitive position is dependent on our continuing ability to attract and develop recording artists and songwriters whose work can achieve a high degree of public acceptance and who can timely deliver their music to us. Our financial results may be adversely affected if we are unable to identify, sign and retain such recording artists and songwriters under terms that are economically attractive to us. Our financial results may also be affected by the existence or absence of superstar recording artist releases during a particular period. Some music entertainment industry observers believe that the number of superstar recording acts with long-term appeal, both in terms of catalog sales and future releases, has declined in recent years. Additionally, our financial results are generally affected by the appeal of our recorded music and music publishing catalogs to consumers.

If streaming adoption or revenues grows less rapidly or levels off, our prospects and our results of operations may be adversely affected.
Streaming revenues are important because they have offset declines in downloads and physical sales and represent a growing area of our Recorded Music business. According to IFPI, streaming revenues, which includes revenues from ad-supported and subscription services, accounted for approximately 80% of digital revenues in 2018, up approximately 10% year-over-year. There can be no assurance that this growth pattern will persist or that digital revenues will continue to grow at a rate sufficient to offset and exceed declines in downloads and physical sales. If growth in streaming revenues levels off or fails to grow as quickly as it has over the past several years, our Recorded Music business may experience reduced levels of revenues and operating income. Additionally, slower growth in streaming adoption or revenues is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from sales and other uses of recorded music.
We are substantially dependent on a limited number of digital music services for the online distribution and marketing of our music, and they are able to significantly influence the pricing structure for online music stores and may not correctly calculate royalties under license agreements.
We derive an increasing portion of our revenues from the licensing of music through digital distribution channels. We are currently dependent on a small number of leading digital music services. In fiscal year 2019, revenue earned under our license agreements with our top two digital music accounts, Apple and Spotify, accounted for approximately 27% of our total revenues. We have limited ability to increase our wholesale prices to digital music services as a small number of digital music services control much of the legitimate digital music business. If these services were to adopt a lower pricing model or if there were structural changes to other pricing models, we could receive substantially less for our music, which could cause a material reduction in our revenues, unless offset by a corresponding increase in the number of transactions. We currently enter into short-term license agreements with many digital music services and provide our music on an at-will basis to others. There can be no assurance that we will be able to renew or enter into new license agreements with any digital music service. The terms of these license agreements, including the royalty rates that we receive pursuant to them, may change as a result of changes in our bargaining power, changes in the industry, changes in the law, or for other reasons. Decreases in royalty rates, rates of revenue sharing or changes to other terms of these license agreements may materially impact our business, operating results and financial condition. Digital music services generally accept and make available all of the music that we deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music entertainment companies like us, our revenues could be significantly reduced. See “Business—Recorded Music—Sales and Digital Distribution.”
We are also substantially dependent on a limited number of digital music services for the marketing of our music. A significant proportion of the music streamed on digital music services is from playlists curated by those services or generated from those services’ algorithms. If these services were to fail to include our music on playlists, change the position of our music on playlists or give us less marketing space, it could adversely affect our business, operating results and financial condition.
Under our license agreements and relevant statutes, we receive royalties from digital music services in order to stream or otherwise offer our music. The determination of the amount and timing of such payments is complex and subject to a number of variables, including the revenue generated, the type of music offered and the country in which it is sold, identification of the appropriate licensor, and the service tier on which music is made available. As a result, we may not be paid appropriately for our music. Failure to be accurately paid our royalties may adversely affect our business, operating results and financial condition.
Our business operations in some foreign countries subject us to trends, developments or other events which may affect us adversely.
We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country’s own language and culture has increased in recent years. Our mix of national and international recording artists and songwriters is designed to provide a significant degree of diversification. However, our music does not necessarily enjoy universal appeal and if it does not continue to appeal in various countries, our results of operations could be adversely impacted. As a result, our results can be affected not only by general industry trends, but also by trends, developments or other events in individual countries, including:

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

•	exposure to different legal standards and enforcement mechanisms and the associated cost of compliance;

•	difficulties in attracting and retaining qualified management and employees or rationalizing our workforce;

•	tariffs, duties, export controls and other trade barriers;

•	global economic and retail environment;

•	longer accounts receivable settlement cycles and difficulties in collecting accounts receivable;

•	recessionary trends, inflation and instability of the financial markets;

•	higher interest rates; and

•	political instability.
We may not be able to insure or hedge against these risks, and we may not be able to ensure compliance with all of the applicable regulations without incurring additional costs, or at all. For example, our results of operations could be impacted by fluctuations of the U.S. dollar against most currencies. See “—Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.” Furthermore, financing may not be available in countries with less than investment-grade sovereign credit ratings. As a result, it may be difficult to create or maintain profitable operations in various countries.
In addition, our results can be affected by trends, developments and other events in individual countries. There can be no assurance that in the future country-specific trends, developments or other events will not have a significant adverse effect on our business, results of operations or financial condition. Unfavorable conditions can depress revenues in any given market and prompt promotional or other actions that adversely affect our margins.
Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.
As we continue to expand our international operations, we become increasingly exposed to the effects of fluctuations in currency exchange rates. The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, 56% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2019. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. During the current fiscal year, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates. However, these hedging strategies should not be expected to fully eliminate the foreign exchange rate risk to which we are exposed.
Our business may be adversely affected by competitive market conditions, and we may not be able to execute our business strategy.
We expect to increase revenues and cash flow through a business strategy which requires us, among other things, to continue to maximize the value of our music, to significantly reduce costs to maximize flexibility and adjust to new realities of the market, to continue to act to contain digital piracy and to diversify our revenue streams into growing segments of the music entertainment business by continuing to capitalize on digital distribution and emerging technologies, entering into expanded-rights deals with recording artists and by operating our artist services businesses.
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
Our results of operations are affected by the amount and quality of music that we release, the number of releases that include musical compositions published by us, timing of release schedules and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our results of operations and operating cash flows. The timing of releases and advance payments is largely based on business and other considerations and is made without regard to the impact of the timing of the release on our financial results. In addition, certain of our license agreements with digital music services contain minimum guarantees and/or require that we are paid minimum guarantee payments. Our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments and minimum guarantees, which may result in significant fluctuations from period to period. In addition, in 2013, we adopted a senior executive incentive compensation program (the “Plan”) that pays annual bonuses to certain executives based on our free cash flow and offers participants the opportunity to share in appreciation of our common stock. As the valuation of our common stock fluctuates, this may also result in fluctuations in our operating results from period to period and cash flows, as payments are eligible to be made related to the equity portion of the Plan.
Our ability to operate effectively could be impaired if we fail to attract and retain our executive officers.
We compete with other music entertainment companies and other companies for top talent, including executive officers. Our success depends, in part, upon the continuing contributions of our executive officers, however, there is no guarantee that they will not leave. Only some of our executive officers have employment agreements. In fiscal year 2019, we did not have an employment agreement with our CEO. Our CEO and certain of our executive officers are participants in the Plan. The loss of the services of any of our executive officers or the failure to attract and retain other executive officers could have a material adverse effect on our business or our business prospects.
A significant portion of our revenues are subject to rate regulation either by government entities or by local third-party collecting societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability.
Mechanical royalties and performance royalties are two of the main sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the United States, mechanical royalty rates are set every five years pursuant to an administrative process under the U.S. Copyright Act, unless rates are determined through industry negotiations, and performance royalty rates are determined by negotiations with performing rights societies, the largest of which, ASCAP and BMI, are subject to a consent decree rate-setting process if negotiations are unsuccessful. In June 2019, the Antitrust Division of the Department of Justice opened a review of its consent decrees with ASCAP and BMI to determine whether the decrees should be maintained in their current form, modified or terminated. Outside the United States, mechanical and performance royalty rates are typically negotiated on an industry-wide basis. In most territories outside the United States, mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital formats. The mechanical and performance royalty rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical and performance royalty rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, rates our Recorded Music business receives in the United States for webcasting and satellite radio are set every five years by an administrative process under the U.S. Copyright Act unless rates are determined through industry negotiations. It is important as revenues continue to shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. The rates set for recorded music and music publishing income sources through collecting societies or legally prescribed rate-setting processes could have a material adverse impact on our business prospects.
Failure to obtain, maintain, protect and enforce our intellectual property rights could substantially harm our business, operating results and financial condition.
The success of our business depends on our ability to obtain, maintain, protect and enforce our trademarks, copyrights and other intellectual property rights. The measures that we take to obtain, maintain, protect and enforce our intellectual property rights, including, if necessary, litigation or proceedings before governmental authorities and administrative bodies, may be ineffective, expensive and time-consuming and, despite such measures, third parties may be able to obtain and use our intellectual property rights without our permission. Additionally, changes in law may be implemented, or changes in interpretation of such laws may occur, that may affect our ability to obtain, maintain, protect or enforce our intellectual property rights. Failure to obtain, maintain, protect or enforce our intellectual property rights could harm our brand or brand recognition and adversely affect our business, financial condition and results of operation.

We also in-license certain major trademarks from third parties, including the WARNER, WARNER MUSIC and WARNER RECORDS trademarks and the “W” logo, pursuant to a perpetual, royalty-free license agreement that may be terminated by the licensor under certain circumstances, including our material breach of the license agreement and certain events of insolvency. Upon any such termination, we may be required to either negotiate a new or reinstated agreement with less favorable terms or otherwise lose our rights to use the licensed trademarks, which may require us to change our corporate name and undergo other significant rebranding efforts. Any such rebranding efforts may be disruptive to our business operations, require us to incur significant expenses and have an adverse effect on our business, financial condition and results of operation.
Our involvement in intellectual property litigation could adversely affect our business.
Our business is highly dependent upon intellectual property, an area that has encountered increased litigation in recent years. If we are alleged to infringe, misappropriate or otherwise violate the intellectual property rights of a third party, any litigation to defend the claim could be costly and would divert the time and resources of management, regardless of the merits of the claim and whether the claim is settled out of court or determined in our favor. There can be no assurance that we would prevail in any such litigation. If we were to lose a litigation relating to intellectual property, we could be forced to pay monetary damages and to cease using certain intellectual property or technologies. Any of the foregoing may adversely affect our business.
Digital piracy continues to adversely impact our business.
A substantial portion of our revenue comes from the distribution of music which is potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us, including as a result of “stream-ripping.” In its Music Listening 2019 report, IFPI surveyed 34,000 Internet users to examine the ways in which music consumers aged 16 to 64 engage with recorded music across 21 countries. Of those surveyed, 23% used illegal stream-ripping services, the leading form of music piracy. Organized industrial piracy may also lead to decreased revenues. The impact of digital piracy on legitimate music revenues and subscriptions is hard to quantify, but we believe that illegal file sharing and other forms of unauthorized activity, including stream manipulation, have a substantial negative impact on music revenues. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting and enforcing our intellectual property (whether copyrights or other intellectual property rights such as patents, trademarks and trade secrets) or our music entertainment-related products or services, our results of operations, financial position and prospects may suffer.
An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results and equity.
As of September 30, 2019, we had $1.761 billion of goodwill and $151 million of indefinite-lived intangible assets. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends in the music entertainment industry. We performed an annual assessment, at July 1, 2019, of the recoverability of our goodwill and indefinite-lived intangibles as of September 30, 2019, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.
We also had $1.723 billion of definite-lived intangible assets as of September 30, 2019. FASB ASC Topic 360-10-35 (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No such events or circumstances were identified during the year ended September 30, 2019. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded could negatively affect our operating results and shareholders’ equity.

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
If we acquire, combine with or invest in other businesses, we will face risks inherent in such transactions.
We have in the past considered and will continue, from time to time, to consider, opportunistic strategic or transformative transactions, which could involve acquisitions, combinations or dispositions of businesses or assets, or strategic alliances or joint ventures with companies engaged in music entertainment, entertainment or other businesses. Any such combination could be material, be difficult to implement, disrupt our business or change our business profile, focus or strategy significantly.
Any future transaction could involve numerous risks, including:

•	potential disruption of our ongoing business and distraction of management;

•	potential loss of recording artists or songwriters from our rosters;

•	difficulty integrating the acquired businesses or segregating assets to be disposed of;

•	exposure to unknown and/or contingent or other liabilities, including litigation arising in connection with the acquisition, disposition and/or against any businesses we may acquire;

•	reputational or other damages to our business as a result of a failure to consummate such a transaction for, among other reasons, failure to gain antitrust approval; and

•	changing our business profile in ways that could have unintended consequences.
If we enter into significant transactions in the future, related accounting charges may affect our financial condition and results of operations, particularly in the case of any acquisitions. In addition, the financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness, which may be substantial. Conversely, any material disposition could reduce our indebtedness or require the amendment or refinancing of our outstanding indebtedness or a portion thereof. We may not be successful in addressing these risks or any other problems encountered in connection with any strategic or transformative transactions. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures or enter into any business combination that they will be completed in a timely manner, or at all, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these transactions. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. In addition, if any new business in which we invest or which we attempt to develop does not progress as planned, we may not recover the funds and resources we have expended and this could have a negative impact on our businesses or our company as a whole.
We have outsourced certain finance and accounting functions and may outsource other back-office functions, which will make us more dependent upon third parties.
In an effort to be more efficient and generate cost savings, we have outsourced certain finance and accounting functions. As a result, we rely on third parties to ensure that our needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over processes, changes in pricing that may affect our operating results, and potentially, termination of provisions of these services by our suppliers. A failure of our service providers to perform services in a satisfactory manner may have a significant adverse effect on our business. We may outsource other back-office functions in the future, which would increase our reliance on third parties.

We have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings.
Our business is significantly impacted by ongoing changes in the music entertainment industry. In response, we actively seek to adapt our cost structure to the changing economics of the industry. For example, we have shifted and continue to shift resources from our physical sales channels to efforts focused on digital channels, emerging technologies and other new revenue streams, and we continue our efforts to reduce overhead and manage our variable and fixed-cost structure. In fiscal year 2018, we completed the creation of our new center of excellence for U.S. financial shared services in Nashville, Tennessee, which combined our U.S. transactional financial functions in one location. To establish the new center, we moved some of our U.S. departments to Nashville. In August 2019, we announced that we were beginning a financial transformation initiative to upgrade our information technology and finance infrastructure over the next two years, including related systems and processes. We expect to incur significant costs in connection with this project, and there can be no assurance that we will be successful in upgrading our systems and processes effectively or on the timetable and at the costs contemplated, or that we will achieve the expected long-term cost savings.
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
As a result of the Merger, affiliates of Access indirectly own all of our common stock, and the actions that Access undertakes as our sole ultimate stockholder may differ from or adversely affect the interests of debt holders. Because Access ultimately controls our voting shares and those of all of our subsidiaries, it has the power, among other things, to affect our legal and capital structure and our day-to-day operations, as well as to elect our directors and those of our subsidiaries, to change our management and to approve any other changes to our operations. Access also provides us with financial, investment banking, management, advisory and other services pursuant to the Management Agreement (as defined below), for which we pay Access a specified annual fee, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. Access also has the power to direct us to engage in strategic transactions, with or involving other companies in our industry, including acquisitions, combinations or dispositions, and the acquisition of certain assets that may become available for purchase, and any such transaction could be material. Any such transaction would carry the risks set forth above under “—If we acquire, combine with or invest in other businesses, we will face risks inherent in such transactions.”
Additionally, Access is in the business of making investments in companies and is actively seeking to acquire interests in businesses that operate in our industry and other industries and may compete, directly or indirectly, with us. Access may also pursue acquisition opportunities that may be complementary to our business, which could have the effect of making such acquisition opportunities unavailable to us. Access could elect to cause us to enter into business combinations or other transactions with any business or businesses in our industry that Access may acquire or control, or we could become part of a group of companies organized under the ultimate common control of Access that may be operated in a manner different from the manner in which we have historically operated. Any such business combination transaction could require that we or such group of companies incur additional indebtedness, and could also require us or any acquired business to make divestitures of assets necessary or desirable to obtain regulatory approval for such transaction. The amounts of such additional indebtedness, and the size of any such divestitures, could be material. Access may also from time to time purchase outstanding debt securities that we issued, and could also subsequently sell any such debt securities. Any such purchase or sale may affect the value of, trading price or liquidity of our debt securities. We may also, from time to time, pay dividends to our stockholders within the requirements of our debt agreements and applicable law. If we were to pay dividends, the funds used to make such dividend payments would not be available to service our indebtedness.
Finally, because neither we nor our Parent company have any securities listed on a securities exchange, we are not subject to certain of the corporate governance requirements of any securities exchange, including any requirement to have any independent directors.

If we or our service providers do not maintain the security of information relating to our customers, employees and vendors and our music, security information breaches through cyber security attacks or otherwise could damage our reputation with customers, employees, vendors and artists, and we could incur substantial additional costs, become subject to litigation and our results of operations and financial condition could be adversely affected. Moreover, even if we or our service providers maintain such security, such breaches remain a possibility due to the fact that no data security system is immune from attacks or other incidents.
We receive certain personal information about our customers and potential customers and we also receive personal information concerning our employees, artists and vendors. In addition, our online operations depend upon the secure transmission of confidential information over public networks. We maintain security measures with respect to such information, but despite these measures, are vulnerable to security breaches by computer hackers and others that attempt to penetrate the security measures that we have in place. A compromise of our security systems (through cyber-attacks, which are rapidly evolving and sophisticated, or otherwise) that results in personal information being obtained by unauthorized persons or other bad acts could adversely affect our reputation with our customers, potential customers, employees, artists and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of governmental penalties. Unauthorized persons have also attempted to redirect payments to or from us. If any such attempt were successful, we could lose and fail to recover the redirected funds, which loss could be material. We may also be subject to cyber-attacks that target our music, including not-yet-released music. The theft and premature release of this music may adversely affect our reputation with current and potential artists and adversely impact our results of operations and financial condition. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations.
We increasingly rely on third-party data storage providers, including cloud storage solution providers, resulting in less direct control over our data. Such third parties may also be vulnerable to security breaches and compromised security systems, which could adversely affect our business.
Evolving laws and regulations concerning data privacy may result in increased regulation and different industry standards, which could increase the costs of operations or limit our activities.
We engage in a wide array of online activities and are thus subject to a broad range of related laws and regulations including, for example, those relating to privacy, consumer protection, data retention and data protection, online behavioral advertising, geo-location tracking, text messaging, e-mail advertising, mobile advertising, content regulation, defamation, age verification, the protection of children online, social media and other Internet, mobile and online-related prohibitions and restrictions. The regulatory framework for privacy and data security issues worldwide has become increasingly burdensome and complex, and is likely to continue to be so for the foreseeable future. Practices regarding the collection, use, storage, transmission, security and disclosure of personal information by companies operating over the Internet and mobile platforms are receiving ever-increasing public and governmental scrutiny. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for even greater regulation for the collection of information concerning consumer behavior on the Internet and mobile platforms, including regulation aimed at restricting certain targeted advertising practices, the use of location data and disclosures of privacy practices in the online and mobile environments, including with respect to online and mobile applications. State governments are engaged in similar legislative and regulatory activities. In addition, privacy and data security laws and regulations around the world are being implemented rapidly and evolving. These new and evolving laws (including the European Union General Data Protection Regulation effective on May 25, 2018 and the California Consumer Privacy Act effective on January 1, 2020) are likely to result in greater compliance burdens for companies with global operations. Globally, many government and consumer agencies have also called for new regulation and changes in industry practices with respect to information collected from consumers, electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising.
The Federal Trade Commission adopted certain revisions to its rule promulgated pursuant to the Children’s Online Privacy Protection Act (“COPPA”), effective as of July 1, 2013, that may impose greater compliance burdens on us. COPPA imposes a number of obligations, such as obtaining verifiable parental permission on operators of websites, apps and other online services to the extent they collect certain information from children who are under 13 years of age. The changes broaden the applicability of COPPA, including by expanding the definition of “personal information” subject to the rule’s parental consent and other obligations.

Our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the collection, use or disclosure of customer data, or regarding the manner in which the express or implied consent of consumers for such collection, use and disclosure is obtained. Such changes may require us to modify our operations, possibly in a material manner, and may limit our ability to develop new products, services, mechanisms, platforms and features that make use of data regarding our customers and potential customers. Any actual or alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability, fines and may require us to expend significant resources in responding to and defending such allegations and claims, regardless of merit. Claims or allegations that we have violated laws and regulations relating to privacy and data security could also result in negative publicity and a loss of confidence in us.
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
The U.S. Copyright Act provides authors (or their heirs) a right to terminate U.S. licenses or assignments of rights in their copyrighted works in certain circumstances. This right does not apply to works that are “works made for hire.” Since the enactment of the Sound Recordings Act of 1971, which first accorded federal copyright protection for sound recordings in the U.S., virtually all of our agreements with recording artists provide that such recording artists render services under a work-made-for-hire relationship. A termination right exists under the U.S. Copyright Act for U.S. rights in musical compositions that are not “works made for hire.” If any of our commercially available sound recordings were determined not to be “works made for hire,” then the recording artists (or their heirs) could have the right to terminate the U.S. federal copyright rights they granted to us, generally during a five-year period starting at the end of 35 years from the date of release of a recording under a post-1977 license or assignment (or, in the case of a pre-1978 grant in a pre-1978 recording, generally during a five-year period starting at the end of 56 years from the date of copyright). A termination of U.S. federal copyright rights could have an adverse effect on our Recorded Music business. From time to time, authors (or their heirs) have the opportunity to terminate our U.S. rights in musical compositions. We believe the effect of any potential terminations is already reflected in the financial results of our business.
If our recording artists and songwriters are characterized as employees, we would be subject to employment and withholding liabilities.
Although we believe that the recording artists and songwriters with which we partner are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. We are aware of a number of judicial decisions and legislative proposals that could bring about major reforms in worker classification, including the California legislature’s recent passage of California Assembly Bill 5 (“AB 5”). AB 5 purports to codify a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. Given AB 5’s recent passage, there is no guidance from the regulatory authorities charged with its enforcement, and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions may enact similar laws. If such regulatory authorities or state, federal or foreign courts were to determine that our recording artists and songwriters are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our recording artists and songwriters are our employees could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Leverage
Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.
We are highly leveraged. As of September 30, 2019, our total consolidated indebtedness, net of deferred financing costs, was $2.974 billion. In addition, we would have been able to borrow up to $167 million under our Revolving Credit Facility (as defined later in this Annual Report) as of September 30, 2019 (after giving effect to approximately $13 million of letters of credit outstanding under our Revolving Credit Facility as of September 30, 2019).
Our high degree of leverage could have important consequences for our investors. For example, it may:

•	make it more difficult for us to make payments on our indebtedness;

•	increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility;

•
expose us to the risk of increased interest rates because any borrowings we make under the revolving portion of our Senior Credit Facilities (as defined later in this Annual Report) will bear interest at variable rates;

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
Acquisition Corp. may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.
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
Our ability to borrow additional amounts under the revolving portion of the Senior Credit Facilities depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants. In addition, under the credit agreement governing the revolving portion of the Senior Credit Facilities, a financial maintenance covenant is applicable if at the end of a quarter the outstanding amount of loans and letters of credit is in excess of $54 million.
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
All of these restrictions could affect our ability to operate our business or may limit our ability to take advantage of potential business opportunities as they arise. We may, from time to time, refinance our existing indebtedness, which could result in the agreements governing any new indebtedness having fewer or less restrictive covenants, including removing or lessening restrictions on our ability to incur additional indebtedness or make restricted payments.

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
To the extent that the terms of our current debt agreements would prevent us from incurring additional indebtedness, we may be able to obtain amendments to those agreements that would allow us to incur such additional indebtedness, and such additional indebtedness could be material.
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
Special Note Regarding Forward-Looking Statements
We have made various statements in this Annual Report that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in our other reports filed with or furnished to the SEC, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above, which could cause actual results to differ materially from such statements. The words “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “may,” “should,” “could,” “would,” “likely,” “projection,” “outlook” and similar expressions are intended to identify forward-looking statements. We caution you that the risk factors described above are not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. New factors emerge from time to time and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements, except as required by law.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We own studio and office facilities and also lease certain facilities in the ordinary course of business. Our principal executive offices and worldwide headquarters are currently located at 1633 Broadway, New York, New York 10019, under a long-term lease ending July 31, 2029. The lease also includes a single option for us to extend the term for either five years or ten years. In addition, under certain conditions, we have the ability to lease additional space in the building and have a right of first refusal with regard to certain additional space. We also have a long-term lease located at 3400 West Olive Avenue, Burbank, California 91505 that will expire on December 31, 2019. We have exited this property and terminated the lease for two of the six floors that we previously occupied. On October 7, 2016, we entered into a lease agreement for new office space located in the Ford Factory Building at 777 S. Santa Fe Avenue, Los Angeles, California 90021 beginning on August 1, 2017 for an initial term of 12 years and 9 months with a single option to extend the term of the lease for 10 years. This office space is currently used as our Los Angeles, California headquarters. We also own other property and lease facilities elsewhere throughout the world as necessary to operate our businesses. We consider our properties adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS
SiriusXM
On September 11, 2013, the Company joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against SiriusXM Radio Inc., alleging copyright infringement for SiriusXM’s use of pre-1972 sound recordings under California law. A nation-wide settlement was reached on June 17, 2015 pursuant to which SiriusXM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice. The settlement resolved all past claims as to SiriusXM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enabled SiriusXM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017. The allocation of the settlement proceeds among the plaintiffs was determined and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $28 million was recognized in revenue during the 2016 fiscal year and $4 million was recognized in revenue during the 2017 fiscal year. The balance of $1 million was recognized in the first quarter of the 2018 fiscal year. The Company is sharing its allocation of the settlement proceeds with its artists on the same basis as statutory revenue from SiriusXM is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.
As part of the settlement, plaintiffs agreed to negotiate in good faith to grant SiriusXM a license to publicly perform the plaintiffs’ pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022. Pursuant to the settlement, if the parties were unable to reach an agreement on license terms, the royalty rate for each license would be determined by binding arbitration on a willing buyer/willing seller standard. On December 21, 2017, SiriusXM commenced a single arbitration against all of the plaintiffs in California through JAMS to determine the rate for the five-year period. On May 1, 2018, the Company filed a lawsuit against SiriusXM in New York state court to stay the California arbitration and to compel a separate arbitration in New York solely between SiriusXM and the Company. On August 23, 2018, the Company filed a Stipulation of Discontinuance without Prejudice as to the New York state court action after SiriusXM agreed to participate in a separate arbitration with the Company in New York if the parties were unable to reach an agreement on pre-1972 license terms. On March 28, 2019, the Company and SiriusXM entered into an agreement granting SiriusXM a license to publicly perform the Company’s pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.
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
There is no established public trading market for any class of our common equity. As of November 27, 2019, there were 1,060 shares of our common stock outstanding. Affiliates of Access currently own 100% of our common stock.
Dividends
The Company’s ability to pay dividends is restricted by covenants in the indentures governing its notes and in the credit agreements for the Senior Term Loan Facility and the Revolving Credit Facility.
On September 23, 2019, the Company’s board of directors declared a cash dividend of $206.25 million which was paid to stockholders on October 4, 2019 and recorded as an accrual as of September 30, 2019. For fiscal year 2019, the Company paid an aggregate of $93.75 million in cash dividends to stockholders. For fiscal year 2018, the Company paid an aggregate of $925 million in cash dividends to stockholders, which reflected proceeds from the sale of Spotify shares acquired in the ordinary course of business. For fiscal year 2017, the Company paid an aggregate of $84 million in cash dividends to stockholders.
In the first quarter of fiscal year 2019, the Company instituted a regular quarterly dividend policy whereby it intends to pay a modest regular quarterly dividend in each fiscal quarter and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. The declaration of each dividend will continue to be at the discretion of the Board.

ITEM 6.	SELECTED FINANCIAL DATA
Our summary balance sheet data as of September 30, 2019 and September 30, 2018 and the statements of operations and other data for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017 have been derived from our audited financial statements included in this Annual Report and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for all other periods has been derived from our audited financial statements that are not included in this Annual Report.
The following table sets forth our selected historical financial and other data as of the dates and for the periods ended:

	Fiscal Year Ended September 30, 2019	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016	Fiscal Year Ended September 30, 2015
	(in millions)
Statement of Operations Data:
Revenues	$4,475	$4,005	$3,576	$3,246	$2,966
Net income (loss) attributable to Warner Music Group Corp. (1)	256	307	143	25	(91)

Balance Sheet Data (at period end):
Cash and equivalents	$619	$514	$647	$359	$246
Total assets	6,017	5,344	5,718	5,335	5,574
Total debt (including current portion of long-term debt)	2,974	2,819	2,811	2,778	2,947
Warner Music Group Corp. (deficit) equity	(289)	(334)	293	195	221

Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$400	$425	$535	$342	$222
Investing activities	(376)	405	(126)	(8)	(95)
Financing activities	88	(955)	(128)	(216)	(19)
Capital expenditures	(104)	(74)	(44)	(42)	(63)
______________________________________

(1)
Net income attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2019 includes a net loss on extinguishment of debt of $7 million, variable compensation costs associated with the Senior Management Free Cash Flow Plan of $71 million and a benefit due to the reversal of the U.S. valuation allowance of $59 million related to foreign tax credits. Net income attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2018 includes a net loss on extinguishment of debt of $31 million, variable compensation costs associated with the Senior Management Free Cash Flow Plan of $108 million, net gain on the Spotify share sale of $317 million after taxes and restructuring charges of $44 million. Net income attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2017 includes a benefit due to the reversal of the U.S. valuation allowance of $125 million, net loss on extinguishment of debt of $35 million, variable compensation costs associated with the Senior Management Free Cash Flow Plan of $102 million and net gain on divestitures primarily related to PLG of $6 million. Net income attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2016 includes net loss on extinguishment of debt of $18 million, gain on sale of real estate of $24 million and net gain on divestitures primarily related to PLG of $9 million. Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2015 includes $2 million of PLG restructuring charges and $5 million of PLG-related professional fees and integration costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Item 1A. Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements.”
You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report for the fiscal year ended September 30, 2019.
INTRODUCTION
The Company was formed on November 21, 2003. The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. is one of the world’s major music entertainment companies.
The Company and Holdings are holding companies that conduct substantially all of their business operations through their subsidiaries. The terms “we,” “us,” “our,” “ours” and the “Company” refer collectively to Warner Music Group Corp. and its consolidated subsidiaries, except where otherwise indicated.
Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the audited financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•
Business overview. This section provides a general description of our business, as well as a discussion of factors that we believe are important in understanding our results of operations and comparability and in anticipating future trends.

•
Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017. This analysis is presented on both a consolidated and segment basis.

•
Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, as well as a discussion of our financial condition and liquidity as of September 30, 2019. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.

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

Use of Constant Currency
As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of revenue on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares revenue between periods as if exchange rates had remained constant period over period. We use revenue on a constant-currency basis as one measure to evaluate our performance. We calculate constant currency by calculating prior-year revenue using current-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” This revenue should be considered in addition to, not as a substitute for, revenue reported in accordance with U.S. GAAP. Revenue on a constant-currency basis, as we present it, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.
BUSINESS OVERVIEW
We are one of the world’s leading music entertainment companies. Our renowned family of iconic record labels, including Atlantic Records, Warner Records, Elektra Records and Parlophone Records, is home to many of the most popular and influential recording artists. In addition, Warner Chappell Music, our global music publishing business, boasts an extraordinary catalog that includes timeless standards and contemporary hits, representing works by over 80,000 songwriters and composers, with a global collection of more than 1.4 million musical compositions. We classify our business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of each of those operations is presented below.
Components of Our Operating Results
Recorded Music Operations
Our Recorded Music business primarily consists of the discovery and development of recording artists and the related marketing, promotion, distribution, sale and licensing of music created by such recording artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing, distributing and selling music to marketing and promoting recording artists and their music.
In the United States, our Recorded Music business is conducted principally through our major record labels—Atlantic Records and Warner Records. In October 2018, we launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels. Our Recorded Music business also includes Rhino Entertainment, a division that specializes in marketing our recorded music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music business through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’, Warner Classics and Warner Music Nashville.
Outside the United States, our Recorded Music business is conducted in more than 60 countries through various subsidiaries, affiliates and non-affiliated licensees. Internationally, we engage in the same activities as in the United States: discovering and signing artists and distributing, selling, marketing and promoting their music. In most cases, we also market, promote, distribute and sell the music of those recording artists for whom our domestic record labels have international rights. In certain smaller markets, we license the right to distribute and sell our music to non-affiliated third-party record labels.
Our Recorded Music business’ distribution operations include WEA Corp., which markets, distributes and sells music and video products to retailers and wholesale distributors; ADA, which markets, distributes and sells the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.
In addition to our music being sold in physical retail outlets, our music is also sold in physical form to online physical retailers, such as Amazon.com, barnesandnoble.com and bestbuy.com, and distributed in digital form to an expanded universe of digital partners, including streaming services such as those of Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group and YouTube, radio services such as iHeart Radio and SiriusXM and download services such as Apple’s iTunes and Google Play.
We have integrated the marketing of digital content into all aspects of our business, including A&R and distribution. Our business development executives work closely with A&R departments to ensure that while music is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributable to each distribution channel varies by region and proportions may change as the introduction of new technologies continues. As one of the world’s largest music entertainment companies, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.
We have diversified our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with such artists in other aspects of their careers. Under these agreements, we provide services to and participate in recording artists’ activities outside the traditional recorded music business such as touring, merchandising and sponsorships. We have built and acquired artist services capabilities and platforms for marketing and distributing this broader set of music-related rights and participating more widely in the monetization of the artist brands we help create. We believe that entering into expanded-rights deals and enhancing our artist services capabilities in areas such as merchandising, VIP ticketing, fan clubs, concert promotion and management has permitted us to diversify revenue streams and capitalize on other revenue opportunities. This provides for improved long-term relationships with our recording artists and allows us to more effectively connect recording artists and fans.
Recorded Music revenues are derived from four main sources:

•	Digital: the rightsholder receives revenues with respect to streaming and download services;

•	Physical: the rightsholder receives revenues with respect to sales of physical products such as vinyl, CDs and DVDs;

•
Artist services and expanded-rights: the rightsholder receives revenues with respect to our artist services businesses and our participation in expanded rights associated with our recording artists, including sponsorship, fan clubs, artist websites, merchandising, touring, concert promotion, ticketing and artist and brand management; and

•
Licensing: the rightsholder receives royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and video games; the rightsholder also receives royalties if sound recordings are performed publicly through broadcast of music on television, radio and cable, and in public spaces such as shops, workplaces, restaurants, bars and clubs.

The principal costs associated with our Recorded Music business are as follows:

•
A&R costs: the costs associated with (i) paying royalties to recording artists, producers, songwriters, other copyright holders and trade unions; (ii) signing and developing recording artists; and (iii) creating master recordings in the studio;

•
Product costs: the costs to manufacture, package and distribute products to wholesale and retail distribution outlets, the royalty costs associated with distributing products of independent labels to wholesale and retail distribution outlets, as well as the costs related to our artist services business;

•
Selling and marketing expenses: the costs associated with the promotion and marketing of recording artists and music, including costs to produce music videos for promotional purposes and artist tour support; and

•	General and administrative expenses: the costs associated with general overhead and other administrative expenses.
Music Publishing Operations
While Recorded Music is focused on marketing, promoting, distributing and licensing a particular recording of a musical composition, Music Publishing is an intellectual property business focused on generating revenue from uses of the musical composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated from use of the musical compositions.
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles with operations in over 60 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than 1.4 million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 80,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.

Music Publishing revenues are derived from five main sources:

•
Performance: the rightsholder receives revenues if the musical composition is performed publicly through broadcast of music on television, radio and cable, live performance at a concert or other venue (e.g., arena concerts and nightclubs), and performance of music in staged theatrical productions;

•	Digital: the rightsholder receives revenues with respect to musical compositions embodied in recordings distributed in streaming services, download services and other digital music services;

•	Mechanical: the rightsholder receives revenues with respect to musical compositions embodied in recordings sold in any physical format or configuration such as vinyl, CDs and DVDs;

•
Synchronization: the rightsholder receives revenues for the right to use the musical composition in combination with visual images such as in films or television programs, television commercials and video games as well as from other uses such as in toys or novelty items and merchandise; and

•	Other: the rightsholder receives revenues for use in sheet music and other uses.
The principal costs associated with our Music Publishing business are as follows:

•
A&R costs: the costs associated with (i) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the uses of their works and (ii) signing and developing songwriters; and

•	Selling and marketing, general overhead and other administrative expenses: the costs associated with selling and marketing, general overhead and other administrative expenses.
Factors Affecting Results of Operations and Comparability
Acquisition of EMP
On October 10, 2018, we acquired E.M.P. Merchandising Handelsgesellschaft mbH, a limited liability company under the laws of Germany, and its subsidiaries, all of the share capital of MIG Merchandising Investment GmbH, a limited liability company under the laws of Germany, and its subsidiaries, and certain shares of Large Popmarchandising BVBA, a limited liability company under the laws of Belgium (together, “EMP”). EMP is a specialty retailer of merchandise for many popular artists along with other forms of entertainment such as movies and television.
Adoption of New Revenue Recognition Standard
In May 2014, the FASB issued guidance codified in ASC 606, Revenue from Contracts with Customers (“ASC 606”), which replaces the guidance in former ASC 605, Revenue Recognition and ASC 928-605, Entertainment—Music. The adoption of ASC 606 resulted in a change in the timing of revenue recognition in our Music Publishing business as well as international broadcast rights within our Recorded Music business. Under the new revenue recognition rules, revenue is recorded based on best estimates available in the period of sale or usage whereas revenue was previously recorded when cash was received for both the licensing of music publishing rights and international recorded music broadcast fees. Additionally, for certain licenses where the consideration is fixed and the intellectual property being licensed is static, revenue is recognized at the point in time when control of the licensed content is transferred to the customer. See “Critical Accounting Policies.”
Acquisition of Spinnin’ Records
On September 7, 2017, we acquired Spinnin’ Records, one of the world’s most successful and important dance and electronic music companies. Based in the Netherlands, over the past two decades the label signed and nurtured a fantastic roster of pioneering recording artists and built prominent music publishing and artist management businesses.
Sale of Non-Core Assets
During the fiscal year ended September 30, 2017, we completed the divestiture of certain assets related to the acquisition in July 2013 (the “PLG Acquisition”) of PLG. The cash received for these sales was $73 million. The net gain recognized for these sales was $6 million.
Other Business Models to Drive Incremental Revenue
Artist Services and Expanded-Rights Deals
As the recorded music industry has continued to transition to a business model through which the majority of revenues are generated from streaming, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. In addition to signing recording artists to expanded-rights deals, we have continued to make strategic investments to expand our Recorded Music business and open up new opportunities for our recording artists, including the acquisition of EMP. Artist services and expanded-rights recorded music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 14%, 10% and 11% of our total revenues during the years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively. Artist services and expanded-rights revenue will fluctuate from period to period depending upon recording artists’ touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly as well. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as management and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while revenue under our expanded-rights deals and revenue from some of our artist services businesses such as merchandising tend to be lower margin than our traditional revenue streams in our Recorded Music business.
Management Agreement
Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access provides the Company and its subsidiaries with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company pays to Access an annual fee equal to the greater of (i) a base amount, which is the sum of (x) $6 million and (y) 1.5% of the aggregate amount of Acquired EBITDA (as defined in the Management Agreement) and was approximately $9 million for the fiscal year ended September 30, 2019, and (ii) 1.5% of the EBITDA (as defined in the indenture governing the redeemed WMG Holdings Corp. 13.75% Senior Notes due 2019) of the Company for the applicable fiscal year, plus expenses. The fee is paid quarterly based on the base amount, with a true-up payment for the fourth quarter for any excess of the annual fee above the base amount. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement.
Such costs incurred by the Company were approximately $11 million, $16 million and $9 million for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively. The fiscal year ended September 30, 2019 included the annual base fee of $9 million and an increase of $2 million calculated pursuant to the Management Agreement. The fiscal year ended September 30, 2018 included the annual base fee of $9 million and an increase of $7 million calculated pursuant to the Management Agreement.

RESULTS OF OPERATIONS
Fiscal Year Ended September 30, 2019 Compared with Fiscal Year Ended September 30, 2018 and Fiscal Year Ended September 30, 2017
Consolidated Results
Revenues
The Company’s revenues were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Revenue by Type
Digital	$2,343	$2,019	$1,692	$324	16%	$327	19%
Physical	559	630	667	(71)	-11%	(37)	-6%
Total Physical and Digital	2,902	2,649	2,359	253	10%	290	12%
Artist services and expanded-rights	629	389	385	240	62%	4	1%
Licensing	309	322	276	(13)	-4%	46	17%
Total Recorded Music	3,840	3,360	3,020	480	14%	340	11%
Performance	183	212	197	(29)	-14%	15	8%
Digital	271	237	187	34	14%	50	27%
Mechanical	55	72	65	(17)	-24%	7	11%
Synchronization	120	119	112	1	1%	7	6%
Other	14	13	11	1	8%	2	18%
Total Music Publishing	643	653	572	(10)	-2%	81	14%
Intersegment eliminations	(8)	(8)	(16)	—	—%	8	-50%
Total Revenues	$4,475	$4,005	$3,576	$470	12%	$429	12%
Revenue by Geographical Location
U.S. Recorded Music	$1,656	$1,460	$1,329	$196	13%	$131	10%
U.S. Music Publishing	300	294	258	6	2%	36	14%
Total U.S.	1,956	1,754	1,587	202	12%	167	11%
International Recorded Music	2,184	1,900	1,691	284	15%	209	12%
International Music Publishing	343	359	314	(16)	-4%	45	14%
Total International	2,527	2,259	2,005	268	12%	254	13%
Intersegment eliminations	(8)	(8)	(16)	—	—%	8	-50%
Total Revenues	$4,475	$4,005	$3,576	$470	12%	$429	12%
Total Revenues
2019 vs. 2018
Total revenues increased by $470 million, or 12%, to $4,475 million for the fiscal year ended September 30, 2019 from $4,005 million for the fiscal year ended September 30, 2018, which includes an increase of $240 million, or 6%, due to the acquisition of EMP and $28 million, or 1%, due to the adoption of the new revenue recognition standard, ASC 606, in October 2018. Prior to intersegment eliminations, Recorded Music revenues represented 86% and 84% of total revenues for the fiscal years ended September 30, 2019 and September 30, 2018, respectively. Prior to intersegment eliminations, Music Publishing revenues represented 14% and 16% of total revenues for the fiscal years ended September 30, 2019 and September 30, 2018, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenues for each of the fiscal years ended September 30, 2019 and September 30, 2018.
Total digital revenues after intersegment eliminations increased by $358 million, or 16%, to $2,610 million for the fiscal year ended September 30, 2019 from $2,252 million for the fiscal year ended September 30, 2018. Total digital revenues represented 58% and 56% of consolidated revenues for the fiscal years ended September 30, 2019 and September 30, 2018, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2019 were comprised of U.S. revenues of $1,382 million and international revenues of $1,232 million, or 53% and 47% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2018 were comprised of U.S. revenues of $1,169 million and international revenues of $1,087 million, or 52% and 48% of total digital revenues, respectively.

Recorded Music revenues increased by $480 million, or 14%, to $3,840 million for the fiscal year ended September 30, 2019 from $3,360 million for the fiscal year ended September 30, 2018. U.S. Recorded Music revenues were $1,656 million and $1,460 million, or 43% of consolidated Recorded Music revenues for each of the fiscal years ended September 30, 2019 and September 30, 2018. International Recorded Music revenues were $2,184 million and $1,900 million, or 57% of consolidated Recorded Music revenues for each of the fiscal years ended September 30, 2019 and September 30, 2018.
The overall increase in Recorded Music revenue was driven by increases in digital revenue and artist services and expanded-rights revenue, partially offset by decreases in physical revenue and licensing revenue. Digital revenue increased by $324 million as a result of the continued growth in streaming services and a strong release schedule including top seller Meek Mill and carryover success from Ed Sheeran, The Greatest Showman and Cardi B as well as the adoption of ASC 606. Revenue from streaming services grew by $396 million to $2,129 million for the fiscal year ended September 30, 2019 from $1,733 million for the fiscal year ended September 30, 2018. Digital revenue growth was partially offset by a decline in download and other digital revenues of $72 million to $214 million for the fiscal year ended September 30, 2019 from $286 million for the fiscal year ended September 30, 2018 due to the continued shift to streaming. Artist services and expanded-rights revenue increased by $240 million primarily due to a $240 million increase related to the acquisition of EMP, higher merchandising and advertising revenues and timing of larger tours in Japan, partially offset by $94 million related to the divestment of a concert promotion business in Italy and the unfavorable impact of foreign currency exchange rates of $11 million. Physical revenue decreased by $71 million primarily due to the unfavorable impact of foreign currency exchange rates of $15 million, continued shift from physical revenue to digital revenue, partially offset by the success of new releases. Licensing revenue decreased by $13 million primarily due to the unfavorable impact of foreign currency exchange rates of $11 million and the impact of ASC 606 of $4 million.
Music Publishing revenues decreased by $10 million, or 2%, to $643 million for the fiscal year ended September 30, 2019 from $653 million for the fiscal year ended September 30, 2018, which was partially offset by an increase of $23 million due to the adoption of ASC 606. U.S. Music Publishing revenues were $300 million, or 47% of consolidated Music Publishing revenues for the fiscal year ended September 30, 2019, and $294 million, or 45% of consolidated Music Publishing revenues for the fiscal year ended September 30, 2018. International Music Publishing revenues were $343 million, or 53% of consolidated Music Publishing revenues for the fiscal year ended September 30, 2019, and $359 million, or 55% of consolidated Music Publishing revenues for the fiscal year ended September 30, 2018.
The overall decrease in Music Publishing revenue was mainly driven by decreases in performance revenue of $29 million and mechanical revenue of $17 million, partially offset by increases in digital revenue of $34 million, synchronization revenue of $1 million and other revenue of $1 million. The decreases in Music Publishing performance revenue and mechanical revenue are primarily due to lost administration rights and lower market share, partially offset by $7 million related to the adoption of ASC 606. The increase in digital revenue includes an $14 million increase resulting from the adoption of ASC 606 and increases in streaming revenue driven by the continued growth in streaming services, partially offset by decreases in download revenue.
2018 vs. 2017
Total revenues increased by $429 million, or 12%, to $4,005 million for the fiscal year ended September 30, 2018 from $3,576 million for the fiscal year ended September 30, 2017. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of revenues for each of the fiscal years ended September 30, 2018 and the fiscal year ended September 30, 2017. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenues for each of the fiscal years ended September 30, 2018 and September 30, 2017.
Total digital revenues after intersegment eliminations increased by $382 million, or 20%, to $2,252 million for the fiscal year ended September 30, 2018 from $1,870 million for the fiscal year ended September 30, 2017. Total digital revenues represented 56% and 52% of consolidated revenues for the fiscal year ended September 30, 2018 and September 30, 2017, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2018 were comprised of U.S. revenues of $1,169 million and international revenues of $1,087 million, or 52% and 48% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2017 were comprised of U.S. revenues of $1,005 million and international revenues of $874 million, or 53% and 47% of total digital revenues, respectively.
Recorded Music revenues increased by $340 million, or 11%, to $3,360 million for the fiscal year ended September 30, 2018 from $3,020 million for the fiscal year ended September 30, 2017. U.S. Recorded Music revenues were $1,460 million and $1,329 million, or 43% and 44% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2018 and September 30, 2017, respectively. International Recorded Music revenues were $1,900 million and $1,691 million, or 57% and 56% of consolidated Recorded Music revenues for the fiscal years ended September 30, 2018 and September 30, 2017, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital revenue, licensing revenue and artist services and expanded-rights revenue, partially offset by a decrease in physical revenue. Digital revenue increased by $327 million as a result of the continued growth in streaming services, and a strong release schedule. Revenue from streaming services grew by $391 million to $1,733 million for the fiscal year ended September 30, 2018 from $1,342 million for the fiscal year ended September 30, 2017. Digital revenue growth was partially offset by download and other digital declines of $64 million to $286 million for the fiscal year ended September 30, 2018 from $350 million for the fiscal year ended September 30, 2017. Licensing revenue increased by $46 million primarily due to higher broadcast fee income, revenue from recent acquisitions and increased synchronization activity. Artist services and expanded-rights revenue increased by $4 million primarily due to the favorable impact of foreign currency exchange rates of $13 million and higher merchandise revenue, partially offset by certain concert promotion business divestitures and the timing of tours. Physical revenue decreased by $37 million primarily due to underlying market decline as consumption shifts from physical to digital products.
Music Publishing revenues increased by $81 million, or 14%, to $653 million for the fiscal year ended September 30, 2018 from $572 million for the fiscal year ended September 30, 2017. U.S. Music Publishing revenues were $294 million and $258 million, or 45% of consolidated Music Publishing revenues for each of the fiscal years ended September 30, 2018 and September 30, 2017. International Music Publishing revenues were $359 million and $314 million, or 55% of consolidated Music Publishing revenues for each of the fiscal years ended September 30, 2018 and September 30, 2017.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $50 million, performance revenue of $15 million, synchronization revenue of $7 million and mechanical revenue of $7 million. The increase in digital revenue was due to an increase in streaming of $60 million, partially offset by download and other digital declines of $10 million. Performance revenue increased due to higher distributions. Synchronization revenue increased due to increased television and commercial income. The increase in mechanical revenue was attributable to the timing of distributions.
Revenue by Geographical Location
2019 vs. 2018
U.S. revenue increased by $202 million, or 12%, to $1,956 million for the fiscal year ended September 30, 2019 from $1,754 million for the fiscal year ended September 30, 2018. U.S. Recorded Music revenue increased by $196 million or 13%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $191 million due to the continued growth in streaming services. Streaming revenue increased by $228 million, partially offset by a $37 million decline in download revenue. U.S. artist services and expanded-rights revenue also increased by $50 million, or 40%, driven by higher advertising and merchandising revenues. These increases were partially offset by a decline in U.S. physical revenue of $38 million due to the shift from physical to digital formats. U.S. Music Publishing revenue increased by $6 million or 2%. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $22 million due to an increase in streaming revenue and adoption of ASC 606, partially offset by decreases in mechanical revenue of $12 million, performance revenue of $3 million and other revenue of $1 million.
International revenue increased by $268 million, or 12%, to $2,527 million for the fiscal year ended September 30, 2019 from $2,259 million for the fiscal year ended September 30, 2018, which includes $240 million related to the acquisition of EMP. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $375 million or 17%. International Recorded Music revenue increased $284 million primarily due to increases in digital revenue of $133 million and artist services and expanded-rights revenue of $190 million, partially offset by a decrease in physical revenue of $33 million and licensing revenue of $6 million. International Recorded Music digital revenue increased due to a $168 million increase in streaming services revenue, partially offset by a $35 million decline in download and other digital revenue. The increase in international Recorded Music streaming revenue was due to the continued growth in streaming services internationally and strong release performance. Decline in downloads was due to the continued shift to streaming services. International Recorded Music artist services and expanded-rights revenue increased $240 million due to the acquisition of EMP, higher merchandising revenues and timing of larger tours in Japan in the current fiscal year, partially offset by $94 million related to the divestment of a concert promotion business in Italy and the unfavorable impact of foreign currency exchange rates of $11 million. International Recorded Music physical revenue decreased due to the continued shift from physical to digital formats and the unfavorable impact of foreign currency exchange rates of $15 million, partially offset by the success of new releases including Johnny Hallyday in France and local artists in Japan. International Recorded Music licensing revenue decreased due to the unfavorable impact of foreign currency exchange rates of $13 million and the impact of ASC 606, partially offset by increased synchronization activity in the U.K. and Japan. International Music Publishing revenue decreased $16 million or 4%. This was primarily driven by decreases in international Music Publishing performance revenue of $26 million and mechanical revenue of $5 million both due to lost administration rights and lower market share, partially offset by the increase in digital revenue of $12 million primarily due to growth in streaming and the adoption of ASC 606.
2018 vs. 2017
U.S. revenue increased by $167 million, or 11%, to $1,754 million for the fiscal year ended September 30, 2018 from $1,587 million for the fiscal year ended September 30, 2017. U.S. Recorded Music revenue increased by $131 million or 10%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $144 million due to the continued growth in streaming services and strong release performance. U.S. licensing revenue increased by $9 million due to higher broadcast fee income and increased synchronization activity. These increases were partially offset by a decline in U.S. physical revenue of $16 million due to the shift from physical revenue to digital revenue and a decline in artist services and expanded-rights revenue of $6 million. U.S. Music Publishing revenues increased by $36 million or 14%. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $20 million due to an increase in streaming revenue of $32 million from the continued growth in streaming services, partially offset by declines in download and other digital revenue of $12 million. U.S. mechanical revenue and U.S. performance revenue increased by $8 million and $3 million, respectively, due to higher distributions. U.S synchronization revenue increased by $4 million due to increased film and commercial income.
International revenue increased by $254 million, or 13%, to $2,259 million for the fiscal year ended September 30, 2018 from $2,005 million for the fiscal year ended September 30, 2017. Excluding the favorable impact of foreign currency exchange rates, international revenue increased by $163 million or 8%. International Recorded Music revenue increased $209 million primarily due to increases in digital revenue of $183 million, licensing revenue of $37 million and artist services and expanded-rights revenue of $10 million, partially offset by a decrease in physical revenue of $21 million. International Recorded Music digital revenue increased due to a $211 million increase in streaming services revenue, partially offset by a $28 million decline in download and other digital revenue. The increase in international Recorded Music streaming revenue was due to the continued growth in streaming services internationally and strong release performance from WANIMA in Japan. International Recorded Music licensing revenue increased due to revenue from recent acquisitions, higher broadcast fee income and the favorable impact of foreign currency exchange rates of $10 million. International Recorded Music artist services and expanded-rights revenue increased due to the favorable impact of foreign currency exchange rates of $13 million, partially offset by successful tours in France in the prior fiscal year with no comparable tours in the current fiscal year and divestment of certain concert promotion businesses in the prior year. International Recorded Music physical revenue decreased due to the continued shift from physical to digital revenue, partially offset by the favorable impact of foreign currency exchange rates of $27 million. International Music Publishing revenue increased $45 million primarily due to increases in digital revenue of $30 million, in performance revenue of $12 million and in synchronization revenue of $3 million.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,574	$1,471	$1,303	$103	7%	$168	13%
Product costs	827	700	628	127	18%	72	12%
Total cost of revenues	$2,401	$2,171	$1,931	$230	11%	$240	12%
2019 vs. 2018
Our cost of revenues increased by $230 million, or 11%, to $2,401 million for the fiscal year ended September 30, 2019 from $2,171 million for the fiscal year ended September 30, 2018. Expressed as a percentage of revenues, cost of revenues remained constant at 54% for each of the fiscal years ended September 30, 2019 and September 30, 2018.
Artist and repertoire costs increased by $103 million, or 7%, to $1,574 million for the fiscal year ended September 30, 2019 from $1,471 million for the fiscal year ended September 30, 2018. Artist and repertoire costs as a percentage of revenues decreased to 35% for the fiscal year ended September 30, 2019 from 37% for the fiscal year ended September 30, 2018 due to the acquisition of EMP, which has no artist and repertoire costs and therefore reduces our total artist and repertoire costs as a percentage of revenue. Excluding EMP revenue, artist and repertoire costs were flat at 37%.
Product costs increased by $127 million, or 18%, to $827 million for the fiscal year ended September 30, 2019 from $700 million for the fiscal year ended September 30, 2018. Product costs as a percentage of revenues remained flat at 18% for each of the fiscal years ended September 30, 2019 and September 30, 2018. The overall increase in product costs relate to the acquisition of EMP of $116 million as well as revenue mix related to increasing artist services and expanded-rights revenues, which were partially offset by $82 million related to the divestment of a concert promotion business in Italy.

2018 vs. 2017
Our cost of revenues increased by $240 million, or 12%, to $2,171 million for the fiscal year ended September 30, 2018 from $1,931 million for the fiscal year ended September 30, 2017. Expressed as a percentage of revenues, cost of revenues remained flat at 54% for each of the fiscal years ended September 30, 2018 and September 30, 2017.
Artist and repertoire costs increased by $168 million, or 13%, to $1,471 million for the fiscal year ended September 30, 2018 from $1,303 million for the fiscal year ended September 30, 2017.  Artist and repertoire costs as a percentage of revenues increased to 37% for the fiscal year ended September 30, 2018 from 36% for the fiscal year ended September 30, 2017. The increase was primarily driven by the mix of revenue and increased investment in artists and songwriters.
Product costs increased by $72 million, or 12%, to $700 million for the fiscal year ended September 30, 2018 from $628 million for the fiscal year ended September 30, 2017.  Product costs as a percentage of revenues remained flat at 18% for each of the fiscal years ended September 30, 2018 and September 30, 2017.
Selling, general and administrative expenses
Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$764	$814	$684	$(50)	-6%	$130	19%
Selling and marketing expense	632	530	472	102	19%	58	12%
Distribution expense	114	67	66	47	70%	1	2%
Total selling, general and administrative expense	$1,510	$1,411	$1,222	$99	7%	$189	16%
______________________________________

(1)	Includes depreciation expense of $61 million, $55 million and $50 million for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively.
2019 vs. 2018
Total selling, general and administrative expense increased by $99 million, or 7%, to $1,510 million for the fiscal year ended September 30, 2019 from $1,411 million for the fiscal year ended September 30, 2018. Expressed as a percentage of revenues, selling, general and administrative expenses decreased to 34% for the fiscal year ended September 30, 2019 from 35% for the fiscal year ended September 30, 2018.
General and administrative expenses decreased by $50 million, or 6%, to $764 million for the fiscal year ended September 30, 2019 from $814 million for the fiscal year ended September 30, 2018. The decrease in general and administrative expense was primarily due to lower expense associated with the Senior Management Free Cash Flow Plan of $37 million and a decrease in severance and restructuring costs of $46 million, partially offset by higher employee-related costs. Expressed as a percentage of revenue, general and administrative expense decreased to 17% for the fiscal year ended September 30, 2019 from 20% for the fiscal year ended September 30, 2018.
Selling and marketing expense increased by $102 million, or 19%, to $632 million for the fiscal year ended September 30, 2019 from $530 million for the fiscal year ended September 30, 2018. The increase in selling and marketing expense was primarily due to an increase of $71 million relating to the acquisition of EMP and increased variable marketing expenses on higher revenue during the fiscal year. Expressed as a percentage of revenues, selling and marketing expense increased to 14% for the fiscal year ended September 30, 2019 from 13% for the fiscal year September 30, 2018. Excluding the acquisition of EMP, selling and marketing expense was flat at 13%.
Distribution expense increased by $47 million, or 70%, to $114 million for the fiscal year ended September 30, 2019 from $67 million for the fiscal year ended September 30, 2018. Expressed as a percentage of revenues, distribution expense increased to 3% for the fiscal year ended September 30, 2019 from 2% for the fiscal year ended September 30, 2018 mainly due to $35 million in costs resulting from the acquisition of EMP. Excluding the acquisition of EMP, distribution expense was flat at 2%.
2018 vs. 2017
Total selling, general and administrative expense increased by $189 million, or 16%, to $1,411 million for the fiscal year ended September 30, 2018 from $1,222 million for the fiscal year ended September 30, 2017. Expressed as a percentage of revenues, selling, general and administrative expenses increased to 35% for the fiscal year ended September 30, 2018 from 34% for the fiscal year ended September 30, 2017.
General and administrative expenses increased by $130 million, or 19%, to $814 million for the fiscal year ended September 30, 2018 from $684 million for the fiscal year ended September 30, 2017. The increase in general and administrative expense was primarily due to increases in other employee related compensation expense, including severance and restructuring costs, of $78 million, and an increase in facilities cost due to an overlap in terms on the lease of our new Los Angeles, California headquarters with our existing office leases of $16 million. The increase was also due to an increase in expense associated with the Senior Management Free Cash Flow Plan of $6 million, which is primarily related to compensation costs associated with higher dividend payments in the 2018 fiscal year. Expressed as a percentage of revenue, general and administrative expense increased to 20% for the fiscal year ended September 30, 2018 from 19% for the fiscal year ended September 30, 2017.
Selling and marketing expense increased by $58 million, or 12%, to $530 million for the fiscal year ended September 30, 2018 from $472 million for the fiscal year ended September 30, 2017. Expressed as a percentage of revenues, selling and marketing expense remained flat at 13% for each of the fiscal years ended September 30, 2018 and September 30, 2017.
Distribution expense increased by $1 million, or 2%, to $67 million for the fiscal year ended September 30, 2018 from $66 million for the fiscal year ended September 30, 2017. Expressed as a percentage of revenues, distribution expense remained flat at 2% for each of the fiscal years ended September 30, 2018 and September 30, 2017.
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

	For the Fiscal Year Ended September 30,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$256	$307	$143	$(51)	-17%	$164	115%
Income attributable to noncontrolling interest	2	5	6	(3)	-60%	(1)	-17%
Net income	258	312	149	(54)	-17%	163	109%
Income tax expense (benefit)	9	130	(151)	(121)	-93%	281	—%
Income (loss) before income taxes	267	442	(2)	(175)	-40%	444	—%
Other (income) expense	(60)	(394)	40	334	-85%	(434)	—%
Interest expense, net	142	138	149	4	3%	(11)	-7%
Loss on extinguishment of debt	7	31	35	(24)	-77%	(4)	-11%
Operating income	356	217	222	139	64%	(5)	-2%
Amortization expense	208	206	201	2	1%	5	3%
Depreciation expense	61	55	50	6	11%	5	10%
OIBDA	$625	$478	$473	$147	31%	$5	1%
OIBDA
2019 vs. 2018
Our OIBDA increased by $147 million, or 31%, to $625 million for the fiscal year ended September 30, 2019 as compared to $478 million for the fiscal year ended September 30, 2018 primarily as a result of higher revenues and lower general and administrative expenses. Expressed as a percentage of total revenues, OIBDA increased to 14% for the fiscal year ended September 30, 2019 from 12% for the fiscal year ended September 30, 2018 largely due to $15 million related to the transition in timing of revenues and related costs resulting from the adoption of ASC 606, $18 million related to the acquisition of EMP, which is a lower-margin business, and lower general and administrative expenses.
2018 vs. 2017
Our OIBDA increased by $5 million, or 1%, to $478 million for the fiscal year ended September 30, 2018 as compared to $473 million for the fiscal year ended September 30, 2017 primarily as a result of higher revenue, partially offset by higher general and administrative expenses. Expressed as a percentage of total revenues, OIBDA decreased to 12% for the fiscal year ended September 30, 2018 from 13% for the fiscal year ended September 30, 2017.
Depreciation expense
2019 vs. 2018
Our depreciation expense increased by $6 million, or 11%, to $61 million for the fiscal year ended September 30, 2019 from $55 million for the fiscal year ended September 30, 2018, primarily due to increased assets from the EMP acquisition in October 2018 and our new Los Angeles, California headquarters placed into service in April 2019.
2018 vs. 2017
Our depreciation expense increased by $5 million, or 10%, to $55 million for the fiscal year ended September 30, 2018 from $50 million for the fiscal year ended September 30, 2017, primarily due to an increase in technology and facilities capital spending.
Amortization expense
2019 vs. 2018
Amortization expense increased by $2 million, or 1%, to $208 million for the fiscal year ended September 30, 2019 from $206 million for the fiscal year ended September 30, 2018, primarily due to an increase in amortizable intangible assets related to the acquisition of EMP in October 2018, offset by the impact of foreign currency exchange rates.
2018 vs. 2017
Amortization expense increased by $5 million, or 3%, to $206 million for the fiscal year ended September 30, 2018 from $201 million for the fiscal year ended September 30, 2017, primarily due to an increase in amortizable intangible assets and the impact of foreign currency exchange rates.
Operating income
2019 vs. 2018
Our operating income increased by $139 million to $356 million for the fiscal year ended September 30, 2019 from $217 million for the fiscal year ended September 30, 2018. The increase in operating income was due to the factors that led to the increase in OIBDA.
2018 vs. 2017
Our operating income decreased by $5 million to $217 million for the fiscal year ended September 30, 2018 from $222 million for the fiscal year ended September 30, 2017. The decrease in operating income was primarily due to higher general and administrative expenses as noted above, partially offset by higher revenue.
Loss on extinguishment of debt
2019 vs. 2018
We recorded a loss on extinguishment of debt in the amount of $7 million for the fiscal year ended September 30, 2019, which represents the unamortized deferred financing costs related to the redemption of the 4.125% Senior Secured Notes (as defined later in this Annual Report) and 5.625% Senior Secured Notes (as defined later in this Annual Report), in addition to the open market purchase of the 4.875% Senior Secured Notes (as defined later in this Annual Report). We recorded a loss on extinguishment of debt in the amount of $31 million for the fiscal year ended September 30, 2018, which represents the premium paid on early redemption and unamortized deferred financing costs related to the refinancing transactions that occurred during fiscal 2018. Please refer to Note 8 of our Consolidated Financial Statements for further discussion.
2018 vs. 2017
We recorded a loss on extinguishment of debt in the amount of $31 million for the fiscal year ended September 30, 2018, which represents the premium paid on early redemption and unamortized deferred financing costs related to the June 2018 Senior Term Loan Credit Agreement Amendment (as defined later in this Annual Report), the redemption of the 6.75% Senior Notes (as defined later in this Annual Report) and the December 2017 Senior Term Loan Credit Agreement Amendment (as defined later in this

Annual Report). We recorded a loss on extinguishment of debt in the amount of $35 million for the fiscal year ended September 30, 2017, which represents the premium paid on early redemption and unamortized deferred financing costs related to the refinancing transactions that occurred during fiscal 2017. Please refer to Note 8 of our Consolidated Financial Statements for further discussion.
Interest expense, net
2019 vs. 2018
Our interest expense, net increased by $4 million, or 3% to $142 million for the fiscal year ended September 30, 2019 from $138 million for the fiscal year ended September 30, 2018. This was primarily driven by the higher debt balance from the issuance of the 3.625% Secured Notes (as defined later in this Annual Report) during the current year, offset by lower interest rates as a result of refinancing transactions and redemption activity.
2018 vs. 2017
Our interest expense, net, decreased by $11 million, or 7% to $138 million for the fiscal year ended September 30, 2018 from $149 million for the fiscal year ended September 30, 2017. This was primarily due to lower interest rates as a result of refinancing transactions and interest income on higher cash balances during the year.
Other (income) expense, net
2019 vs. 2018
Other (income) expense, net decreased by $334 million to other income of $60 million for the fiscal year ended September 30, 2019 from other income of $394 million for the fiscal year ended September 30, 2018. Other (income) expense, net for the fiscal year ended September 30, 2019 primarily includes the unrealized gain of $19 million on the mark-to-market of an equity method investment and foreign exchange currency gains on our Euro-denominated debt of $43 million, partially offset by movements in foreign exchange rates.
Other (income) expense, net for the fiscal year ended September 30, 2018 includes the gain on the Spotify share sale, net of estimated artist share and other related costs, of $382 million, gain on investments of $7 million and foreign currency gains on our Euro-denominated debt of $4 million.
2018 vs. 2017
Other (income) expense, net, increased by $434 million to other income of $394 million for the fiscal year ended September 30, 2018 from other expense of $40 million for the fiscal year ended September 30, 2017. Other (income) expense, net for the fiscal year ended September 30, 2018, includes the gain on the Spotify share sale, net of estimated artist share and other related costs of $382 million, gain on investments of $7 million and foreign currency gains on our Euro-denominated debt of $4 million.
Other (income) expense, net for the fiscal year ended September 30, 2017, includes currency exchange loss on our Euro-denominated debt of $27 million, loss on investments of $21 million, partially offset by foreign currency exchange gains on intercompany loans and derivative liabilities of $5 million.
Income tax expense (benefit)
2019 vs. 2018
Our income tax expense decreased by $121 million to $9 million for the fiscal year ended September 30, 2019 from $130 million for the fiscal year ended September 30, 2018. The net decrease of $121 million in income tax expense primarily relates to the release of $59 million of our U.S. deferred tax valuation allowance and higher tax expense of $77 million in fiscal 2018 as a result of the gain on the sale of the Spotify shares in the fiscal year ended September 30, 2018.
2018 vs. 2017
Our income tax expense (benefit) increased by $281 million to $130 million for the fiscal year ended September 30, 2018 compared to an income tax benefit of $151 million for the fiscal year ended September 30, 2017. The net increase of $281 million in income tax expense primarily relates to higher pre-tax income as a result of the gain on the Spotify share sale of $77 million and U.S. tax expense of $23 million for the reduction of our net U.S. deferred tax assets as a result of the change in the U.S. corporate statutory tax rate, as compared to a U.S. tax benefit of $125 million related to the reversal of a significant portion of our U.S. deferred tax valuation allowance and a $59 million benefit related to foreign currency losses on intra-entity loans.

Net income
2019 vs. 2018
Our net income decreased by $54 million to $258 million for the fiscal year ended September 30, 2019 from $312 million for the fiscal year ended September 30, 2018 as a result of the factors described above.
2018 vs. 2017
Our net income increased by $163 million, to $312 million for the fiscal year ended September 30, 2018 from $149 million for the fiscal year ended September 30, 2017 as a result of the factors described above. The increase in income was primarily driven by the factors described above.
Noncontrolling interest
2019 vs. 2018
There was $2 million of income attributable to noncontrolling interests for the fiscal year ended September 30, 2019 primarily due to the adoption of ASC 606. There was $5 million of income attributable to noncontrolling interests for the fiscal year ended September 30, 2018.
2018 vs. 2017
Net income attributable to noncontrolling interests was $5 million for the fiscal year ended September 30, 2018 and $6 million for the fiscal year ended September 30, 2017.
Business Segment Results
Revenue, operating income (loss) and OIBDA by business segment are as follows (in millions):

	For the Fiscal Year Ended September 30,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Recorded Music
Revenue	$3,840	$3,360	$3,020	$480	14%	$340	11%
Operating income	439	307	283	132	43%	24	9%
OIBDA	623	480	451	143	30%	29	6%
Music Publishing
Revenue	643	653	572	(10)	-2%	81	14%
Operating income	92	84	81	8	10%	3	4%
OIBDA	166	159	152	7	4%	7	5%
Corporate expenses and eliminations
Revenue elimination	(8)	(8)	(16)	—	—%	8	-50%
Operating loss	(175)	(174)	(142)	(1)	1%	(32)	23%
OIBDA	(164)	(161)	(130)	(3)	2%	(31)	24%
Total
Revenue	4,475	4,005	3,576	470	12%	429	12%
Operating income	356	217	222	139	64%	(5)	-2%
OIBDA	625	478	473	147	31%	5	1%
Recorded Music
Revenues
2019 vs. 2018
Recorded Music revenues increased by $480 million, or 14%, to $3,840 million for the fiscal year ended September 30, 2019 from $3,360 million for the fiscal year ended September 30, 2018. U.S. Recorded Music revenues were $1,656 million and $1,460 million, or 43% of consolidated Recorded Music revenues, for the fiscal year ended September 30, 2019 and September 30, 2018, respectively. International Recorded Music revenues were $2,184 million and $1,900 million, or 57% of consolidated Recorded Music revenues, for each of the fiscal years ended September 30, 2019 and September 30, 2018, respectively.

The overall increase in Recorded Music revenue was driven by increases in digital revenue and artist services and expanded-rights revenue, partially offset by a decrease in physical revenue and licensing revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
2018 vs. 2017
Recorded Music revenues increased by $340 million, or 11%, to $3,360 million for the fiscal year ended September 30, 2018 from $3,020 million for the fiscal year ended September 30, 2017. U.S. Recorded Music revenues were $1,460 million and $1,329 million, or 43% and 44% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2018 and September 30, 2017, respectively. International Recorded Music revenues were $1,900 million and $1,691 million, or 57% and 56% of consolidated Recorded Music revenues for each of the fiscal years ended September 30, 2018 and September 30, 2017, respectively.
The overall increase in Recorded Music revenue was mainly driven by streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,178	$1,054	$964	$124	12%	$90	9%
Product costs	827	700	628	127	18%	72	12%
Total cost of revenues	$2,005	$1,754	$1,592	$251	14%	$162	10%
2019 vs. 2018
Recorded Music cost of revenues increased by $251 million, or 14%, to $2,005 million for the fiscal year ended September 30, 2019 from $1,754 million for the fiscal year ended September 30, 2018. Expressed as a percentage of Recorded Music revenues, cost of revenues remained flat at 52% for each of the fiscal years ended September 30, 2019 and September 30, 2018.
Artist and repertoire costs as a percentage of revenue remained constant at 31% for each of the fiscal years ended September 30, 2019 and September 30, 2018. Excluding EMP revenue, artist and repertoire costs as a percentage of revenue increased to 33% primarily driven by the mix of revenue, increased investments in artists and songwriters and the prior year benefit for advance recoveries of $10 million.
Product costs as a percentage of revenue increased to 22% for the fiscal year ended September 30, 2019 from 21% for the fiscal year ended September 30, 2018. The increase in product costs is primarily due to the acquisition of EMP, partially offset by a concert promotion business divestment in Italy.
2018 vs. 2017
Recorded Music cost of revenues increased by $162 million, or 10%, to $1,754 million for the fiscal year ended September 30, 2018 from $1,592 million for the fiscal year ended September 30, 2017. Artist and repertoire costs as a percentage of revenue decreased to 31% for the fiscal year ended September 30, 2018 from 32% for the fiscal year ended September 30, 2017 primarily due to a shift in revenue mix toward higher-margin digital revenues from lower-margin physical revenues internationally and a benefit for advance recoveries of $10 million. Product costs as a percentage of revenue remained flat at 21% for each of the fiscal years ended September 30, 2018 and September 30, 2017. Expressed as a percentage of Recorded Music revenues, cost of revenues decreased to 52% for the fiscal year ended September 30, 2018 from 53% for the fiscal year ended September 30, 2017.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$522	$573	$478	$(51)	-9%	$95	20%
Selling and marketing expense	621	521	465	100	19%	56	12%
Distribution expense	114	67	66	47	70%	1	2%
Total selling, general and administrative expense	$1,257	$1,161	$1,009	$96	8%	$152	15%
______________________________________

(1)	Includes depreciation expense of $45 million, $35 million, and $32 million for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively.
2019 vs. 2018
Recorded Music selling, general and administrative expense increased by $96 million, or 8%, to $1,257 million for the fiscal year ended September 30, 2019 from $1,161 million for the fiscal year ended September 30, 2018. The decrease in Recorded Music general and administrative expense was primarily due to lower expense associated with the Senior Management Free Cash Flow Plan of $21 million and decreases in severance and restructuring costs of $44 million, partially offset by higher employee related costs. The increase in selling and marketing expense was primarily due to $71 million resulting from the acquisition of EMP and increased variable marketing expense on higher revenue in the fiscal year. The increase in distribution expense was primarily due to $35 million in costs resulting from the acquisition of EMP during the year. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 33% for the fiscal year ended September 30, 2019 from 35% for the fiscal year ended September 30, 2018.
2018 vs. 2017
Recorded Music selling, general and administrative expense increased by $152 million, or 15%, to $1,161 million for the fiscal year ended September 30, 2018 from $1,009 million for the fiscal year ended September 30, 2017. The increase in Recorded Music general and administrative expense was primarily due to increases in other employee related compensation including severance and restructuring costs of $63 million and an increase in facilities cost due to an overlap in terms on the lease of our new Los Angeles, California headquarters with our existing office leases of $15 million. The increase was also due to an increase in expense of $1 million associated with the Senior Management Free Cash Flow Plan, which is primarily related to compensation costs associated with higher dividend payments in the 2018 fiscal year. Selling and marketing expense increased in line with the increase in revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 35% for the fiscal year ended September 30, 2018 from 33% for the fiscal year ended September 30, 2017.
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Operating income	$439	$307	$283	$132	43%	$24	9%
Depreciation and amortization	184	173	168	11	6%	5	3%
OIBDA	$623	$480	$451	$143	30%	$29	6%
2019 vs. 2018
Recorded Music OIBDA increased by $143 million, or 30%, to $623 million for the fiscal year ended September 30, 2019 from $480 million for the fiscal year ended September 30, 2018 primarily as a result of higher Recorded Music revenues, $18 million related to the acquisition of EMP which is a lower-margin business and lower general and administrative expenses. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA increased to 16% for the fiscal year ended September 30, 2019 from 14% for the fiscal year ended September 30, 2018.

Recorded Music operating income increased by $132 million to $439 million for the fiscal year ended September 30, 2019 from $307 million for the fiscal year ended September 30, 2018 due to the factors that led to the increase in Recorded Music OIBDA noted above.
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
Music Publishing
Revenues
2019 vs. 2018
Music Publishing revenues decreased by $10 million, or 2%, to $643 million for the fiscal year ended September 30, 2019 from $653 million for the fiscal year ended September 30, 2018. U.S. Music Publishing revenues were $300 million and $294 million, or 47% and 45%, of Music Publishing revenues for the fiscal years ended September 30, 2019 and September 30, 2018, respectively. International Music Publishing revenues were $343 million and $359 million, or 53% and 55%, of Music Publishing revenues for the fiscal years ended September 30, 2019 and September 30, 2018, respectively.
The overall decrease in Music Publishing revenue was mainly driven by a decrease in revenues associated with lost administrative rights and lower market share, partially offset by the increase in digital revenue and the impact of the adoption of ASC 606, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
2018 vs. 2017
Music Publishing revenues increased by $81 million, or 14%, to $653 million for the fiscal year ended September 30, 2018 from $572 million for the fiscal year ended September 30, 2017. U.S. Music Publishing revenues were $294 million and $258 million, or 45% of Music Publishing revenues for each of the fiscal years ended September 30, 2018 and September 30, 2017. International Music Publishing revenues were $359 million and $314 million, or 55% of Music Publishing revenues for each of the fiscal years ended September 30, 2018 and September 30, 2017.
The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$404	$425	$355	$(21)	-5%	$70	20%
Total cost of revenues	$404	$425	$355	$(21)	-5%	$70	20%
2019 vs. 2018
Music Publishing cost of revenues decreased by $21 million, or 5%, to $404 million for the fiscal year ended September 30, 2019 from $425 million for the fiscal year ended September 30, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 63% for the fiscal year ended September 30, 2019 from 65% for the fiscal year ended September 30, 2018, primarily due to the adoption of ASC 606, which resulted in a shift in the timing of recognition of revenues and certain related costs from a cash to an accrual basis.

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
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$76	$74	$69	$2	3%	$5	7%
Selling and marketing expense	2	2	2	—	—%	—	—%
Total selling, general and administrative expense	$78	$76	$71	$2	3%	$5	7%
______________________________________

(1)	Includes depreciation expense of $5 million, $7 million and $6 million for the fiscal year ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively.
2019 vs. 2018
Music Publishing selling, general and administrative expense increased by $2 million, or 3%, to $78 million for the fiscal year ended September 30, 2019 as compared to $76 million for the fiscal year ended September 30, 2018. The increase in general and administrative expense was primarily due to an increase in facilities costs. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense remained flat at 12% for each of the fiscal years ended September 30, 2019 and September 30, 2018.
2018 vs. 2017
Music Publishing selling, general and administrative expense increased by $5 million, or 7%, to $76 million for the fiscal year ended September 30, 2018 as compared to $71 million for the fiscal year ended September 30, 2017.  The increase in general and administrative expense was due to an increase in compensation expense of $3 million and facilities costs of $2 million. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense remained flat at 12% for each of the fiscal years ended September 30, 2018 and September 30, 2017.
Operating income and OIBDA
Music Publishing OIBDA includes the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Operating income	$92	$84	$81	$8	10%	$3	4%
Depreciation and amortization	74	75	71	(1)	-1%	4	6%
OIBDA	$166	$159	$152	$7	4%	$7	5%
2019 vs. 2018
Music Publishing OIBDA increased by $7 million, or 4%, to $166 million for the fiscal year ended September 30, 2019 from $159 million for the fiscal year ended September 30, 2018. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin increased to 26% for the fiscal year ended September 30, 2019 from 24% for the fiscal year ended September 30, 2018. The increase was primarily due to $12 million from the adoption of ASC 606, which resulted in a shift in the timing of recognition of revenues and certain related costs from a cash to an accrual basis, partially offset by lower revenue and higher general and administrative expenses.
Music Publishing operating income increased by $8 million to $92 million for the fiscal year ended September 30, 2019 from $84 million for the fiscal year ended September 30, 2018 due to the factors that led to the increase in Music Publishing OIBDA noted above.

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
Corporate Expenses and Eliminations
2019 vs. 2018
Our OIBDA loss from corporate expenses and eliminations increased by $3 million to $164 million for the fiscal year ended September 30, 2019 from $161 million for the fiscal year ended September 30, 2018, which includes higher corporate related costs, partially offset by a decrease of $15 million in variable compensation associated with the Senior Management Free Cash Flow Plan.
Our operating loss from corporate expenses and eliminations increased by $1 million to $175 million for the fiscal year ended September 30, 2019 from $174 million for the fiscal year ended September 30, 2018.
2018 vs. 2017
Our OIBDA loss from corporate expenses and eliminations increased by $31 million to $161 million for the fiscal year ended September 30, 2018 from $130 million for the fiscal year ended September 30, 2017 due to costs associated with our U.S. shared services and other transformation initiatives of $16 million, an increase in our annual Access management fee of $7 million, an increase in variable compensation expense of $5 million associated with the Senior Management Free Cash Flow Plan, which is associated with higher compensation costs on dividend payments in the 2018 fiscal year.
Our operating loss from corporate expenses and eliminations increased by $32 million to $174 million for the fiscal year ended September 30, 2018 from $142 million for the fiscal year ended September 30, 2017 due to the factors that led to the increase in operating loss noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at September 30, 2019
At September 30, 2019, we had $2.974 billion of debt (which is net of $29 million of deferred financing costs), $619 million of cash and equivalents (net debt of $2.355 billion, defined as total debt, less cash and equivalents and deferred financing costs) and $289 million of Warner Music Group Corp. deficit. This compares to $2.819 billion of debt (which is net of $28 million of deferred financing costs), $514 million of cash and equivalents (net debt of $2.305 billion) and $334 million of Warner Music Group Corp. deficit at September 30, 2018.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017 have been derived from our audited financial statements included elsewhere herein.

	For the Fiscal Year Ended September 30,
	2019	2018	2017
Cash provided by (used in):
Operating activities	$400	$425	$535
Investing activities	(376)	405	(126)
Financing activities	88	(955)	(128)
Operating Activities
Cash provided by operating activities was $400 million for the fiscal year ended September 30, 2019 compared to $425 million for the fiscal year ended September 30, 2018 and $535 million for the fiscal year ended September 30, 2017. The primary driver of the $25 million decrease in cash provided by operating activities during the current year was due to an increase in royalty advances and royalty payments, partially offset by an OIBDA increase of $147 million.
The decrease in results from operating activities for the fiscal year ended September 30, 2018 compared to the fiscal year ended September 30, 2017 reflected timing of royalty payments, partially offset by improved operating performance.
Investing Activities
Cash used in investing activities was $376 million for the fiscal year ended September 30, 2019, compared to cash provided by investing activities of $405 million for the fiscal year ended September 30, 2018 and cash used in investing activities of $126 million for the fiscal year ended September 30, 2017.
Cash used in investing activities of $376 million for the fiscal year ended September 30, 2019 consisted of $183 million related to the acquisition of EMP, net of cash and equivalents acquired, $48 million relating to the acquisition of investments, $104 million relating to capital expenditures and $41 million to acquire music publishing rights and music catalogs.
Cash provided by investing activities of $405 million for the fiscal year ended September 30, 2018 consisted of $516 million of proceeds from sale of investments which includes the Spotify share sale of $504 million, partially offset by $74 million of capital expenditures, which has increased due to costs incurred related to the build-out of our new Los Angeles, California headquarters of $28 million, $23 million of investments and acquisitions and $14 million to acquire music publishing rights.
Cash used in investing activities of $126 million for the fiscal year ended September 30, 2017 consisted of $139 million of business investments and acquisitions, including the Spinnin’ Records acquisition in September 2017, $16 million to acquire music publishing rights and $44 million of capital expenditures, partially offset by $73 million of proceeds from divestitures.
Financing Activities
Cash provided by financing activities was $88 million for the fiscal year ended September 30, 2019 compared to cash used in financing activities of $955 million for the fiscal year ended September 30, 2018 and $128 million for the fiscal year ended September 30, 2017.

The $88 million of cash provided by financing activities for the fiscal year ended September 30, 2019 consisted of proceeds of $514 million from the issuance of Acquisition Corp.’s 3.625% Secured Notes due 2026, partially offset by deferred financing costs paid of $7 million, the repayment of Acquisition Corp.’s 5.625% Secured Notes due 2022 of $247 million including call premiums paid of $5 million, partial repayment of Acquisition Corp.’s 4.125% Secured Notes due 2024 of $40 million and 4.875% Secured Notes due 2024 of $30 million, for an aggregate $185 million, dividends paid of $94 million and distributions to noncontrolling interest holders of $3 million.
The $955 million of cash used in financing activities for the fiscal year ended September 30, 2018 consisted of the repayment of and deposit for Acquisition Corp.’s 6.750% Senior Notes (as defined below) of $635 million, special cash dividends paid of $925 million, call premiums paid on and redemption deposit for early redemption of $23 million, deferred financing costs paid of $12 million and a distribution to our non-controlling interest holders of $5 million, partially offset by proceeds from issuance of Acquisition Corp.’s Senior Notes (as defined below) of $325 million and proceeds from the issuance of Acquisition Corp.’s Senior Term Loan Facility of $320 million.
The $128 million of cash used in financing activities for the fiscal year ended September 30, 2017 consisted of the repayment of Acquisition Corp.’s 6.000% Senior Secured Notes due 2021 of $450 million, repayment of Acquisition Corp.’s 6.250% Senior Secured Notes due 2021 of $173 million, repayment of Acquisition Corp.’s 5.625% Secured Notes (as defined below) of $28 million, call premiums paid on early redemption of $27 million, deferred financing costs paid of $13 million, special cash dividends paid of $84 million and a distribution to our non-controlling interest holders of $5 million, partially offset by proceeds from issuance of Acquisition Corp.’s 4.125% Secured Notes (as defined below) of €345 million, proceeds from issuance of Acquisition Corp.’s 4.875% Senior Secured Notes (as defined below) of $250 million and proceeds from the amendment of Acquisition Corp.’s Senior Term Loan Facility of $22 million.
There were no drawdowns on the Revolving Credit Facility during the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017.
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
In August 2019, we announced that we were beginning a financial transformation initiative to upgrade our information technology and finance infrastructure over the next two years, including related systems and processes, for which we expect our capital expenditures to be between $30 million and $40 million, approximately two-thirds of which is expected to be incurred in the 2020 fiscal year and the remainder of which is expected to be incurred in the 2021 fiscal year. We expect that our cash flows from operations will be sufficient to fund our capital expenditures.
Debt Financing
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating has improved from B in 2017 to BB- in 2019. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.3% in 2019. Our nearest-term maturity date is in 2023. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
Revolving Credit Facility
On January 31, 2018, Acquisition Corp. entered into the Revolving Credit Agreement (as defined below) for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”). The final maturity of the Revolving Credit Facility is January 31, 2023.

Acquisition Corp. is the borrower (the “Revolving Borrower”) under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $180 million (the “Commitments”) and includes a $50 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at the Revolving Borrower’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) plus 1.75% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving LIBOR plus 1.00% per annum, plus, in each case, 0.75% per annum.
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
Senior Term Loan Facility
Acquisition Corp. is party to a $1.326 billion senior secured term loan credit facility, pursuant to a credit agreement dated November 1, 2012, as amended or supplemented (the “Senior Term Loan Credit Agreement”) with Credit Suisse AG, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (as described below, the “Senior Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facilities”).
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
Interest Rates and Fees
Term loan borrowings under the Senior Term Loan Credit Agreement bear interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) an adjusted London inter-bank offered rate, LIBOR, not less than 0.00% per annum plus a borrowing margin of 2.125% per annum or (ii) an alternative base rate plus a borrowing margin of 1.125% per annum.
Prepayments
The Senior Term Loan Facility is subject to mandatory prepayment and reduction in an amount equal to (a) 50% of excess cash flow (as defined in the Senior Term Loan Credit Agreement), with reductions to 25% and zero based upon achievement of a net senior secured leverage ratio of less than or equal to 4.50:1.00 or 4.00:1.00, respectively, (b) 100% of the net cash proceeds received from the incurrence of indebtedness by the Term Loan Borrower or any of its restricted subsidiaries (other than indebtedness permitted under the Senior Term Loan Facility) and (c) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property by the Term Loan Borrower and its restricted subsidiaries (including certain insurance and condemnation proceeds) in excess of $75 million and subject to the right of the Term Loan Borrower and its restricted subsidiaries to reinvest such proceeds within a specified period of time, and other exceptions. Voluntary prepayments of borrowings under the Senior Term Loan Facility are permitted at any time, in minimum principal amounts of $1 million or a whole multiple of $500,000 in excess thereof, subject to reimbursement of the lenders’ redeployment costs actually incurred in the case of a prepayment of adjusted LIBOR borrowings other than on the last day of the relevant interest period.
Secured Notes
General
On July 27, 2016, Acquisition Corp. issued $300 million in aggregate principal amount of its 5.000% Secured Notes under the Indenture, dated as of November 1, 2012 (the “Senior Secured Base Indenture”), among Acquisition Corp., the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by the Fifth Supplemental Indenture, dated as of July 27, 2016, among Acquisition Corp., the guarantors party thereto and the Trustee (the “5.000% Supplemental Indenture”).  On October 18, 2016, Acquisition Corp. issued $250 million in aggregate principal amount of its 4.875% Secured Notes and €345 million in aggregate principal amount of its 4.125% Secured Notes under the Senior Secured Base Indenture, as supplemented by (i) in the case of the 4.875% Secured Notes, the Sixth Supplemental Indenture, dated as of October 18, 2016 (the “4.875% Supplemental Indenture”) and (ii) in the case of the 4.125% Notes, the Seventh Supplemental Indenture, dated as of October 18, 2016, in each case among Acquisition Corp., the guarantors party thereto and the Trustee (the “4.125% Supplemental Indenture”).  On October 9, 2018, Acquisition Corp. issued €250 million in aggregate principal amount of its 3.625% Secured Notes under the Senior Secured Base Indenture, as supplemented by the Eighth Supplemental Indenture, dated as of October 9, 2018, among Acquisition Corp., the guarantors party thereto and the Trustee (the “3.625% Supplemental Indenture”). On April 30, 2019, Acquisition Corp. issued €195 million in aggregate principal amount of additional 3.625% Secured Notes under the Senior Secured Base Indenture, as supplemented by the Ninth Supplemental Indenture, dated as of April 30, 2019, among Acquisition Corp., the guarantors party thereto and the Trustee (the “Additional 3.625% Supplemental Indenture” and, the Senior Secured Base Indenture, collectively with the 5.000% Supplemental Indenture, the 4.875% Supplemental Indenture, the 4.125% Supplemental Indenture, the 3.625% Supplemental Indenture or the Additional 3.625% Supplemental Indenture, as applicable, the “Secured Notes Indenture”).
Optional Redemption
5.000% Secured Notes
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
4.875% Secured Notes
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

4.125% Secured Notes
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
The 3.625% Secured Notes may be redeemed, in whole or in part, at any time prior to October 15, 2021, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the 3.625% Secured Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
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
In addition, during any twelve-month period prior to October 15, 2021, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the 3.625% Secured Notes (including the principal amount of any additional securities of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
Senior Notes
General
On March 14, 2018, Acquisition Corp. issued $325 million in aggregate principal amount of 5.500% Senior Notes due 2026 under the Indenture, dated as of April 9, 2014 (the “Senior Notes Base Indenture”), among Acquisition Corp., the guarantors party thereto and the Trustee, as supplemented by the fifth supplemental indenture thereto, dated as of March 14, 2018 (the “Senior Notes Supplemental Indenture” and, together with the Senior Notes Base Indenture, the “Senior Notes Indenture”), among Acquisition Corp., the guarantors party thereto and the Trustee.

Optional Redemption
At any time prior to April 15, 2021, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Senior Notes (including the aggregate principal amount of any additional securities constituting the same series) issued under the Senior Notes Indenture, at its option, at a redemption price equal to 105.500% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of the Senior Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that: (1) at least 50% of the aggregate principal amount of the Senior Notes originally issued under the Senior Notes Indenture (including the aggregate principal amount of any additional securities constituting the Senior Notes issued under the Senior Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 180 days of the date of, and may be conditioned upon, the closing of such equity offering.
The Senior Notes may be redeemed, in whole or in part, at any time prior to April 15, 2021, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
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
General Terms of Our Indebtedness
Certain terms of the Senior Credit Facilities and certain terms of each series of notes under our Secured Notes Indenture and Senior Notes Indenture are described below.
Ranking
The indebtedness incurred pursuant to the Revolving Credit Facility and the Senior Term Loan Facility and the Secured Notes are Acquisition Corp.’s senior secured obligations and are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements. The Secured Notes rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness and any future senior secured credit facility; are effectively senior to Acquisition Corp.’s unsecured senior indebtedness, including the Senior Notes, to the extent of the value of the collateral securing the senior secured obligations; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)).
The Senior Notes are Acquisition Corp.’s senior unsecured obligations. The Senior Notes rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness; are effectively subordinated to Acquisition Corp.’s secured senior indebtedness, to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors).

Guarantees and Security
The obligations under each of the Revolving Credit Facility, the Senior Term Loan Facility, the Secured Notes Indenture and the Senior Notes Indenture are guaranteed by each direct and indirect U.S. restricted subsidiary of Acquisition Corp., other than certain excluded subsidiaries. All obligations of Acquisition Corp. and each guarantor under the Revolving Credit Facility, the Senior Term Loan Facility and the Secured Notes Indenture are secured by substantially all the assets of Acquisition Corp and each subsidiary guarantor. In addition, each series of notes issued pursuant to the Secured Notes Indenture and the Senior Notes Indenture have been fully and unconditionally guaranteed by the Company.

Covenants, Representations and Warranties
The Revolving Credit Facility, the Senior Term Loan Facility, the Secured Notes and the Senior Notes contain customary representations and warranties and customary affirmative and negative covenants. The negative covenants are incurrence-based high yield covenants and limit the ability of Acquisition Corp. and its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; pay dividends, redeem stock or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with its affiliates; and designate subsidiaries as unrestricted subsidiaries.
The negative covenants are subject to customary exceptions. There are no financial covenants included in the Revolving Credit Agreement, other than a springing leverage ratio of 4.75:1.00 (with no step-down), which is not tested unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $54,000,000. There are no financial covenants included in the Senior Term Loan Credit Agreement, the Secured Notes Indenture or the Senior Notes Indenture.
Events of Default
Events of default under the Revolving Credit Facility, the Senior Term Loan Facility and the Secured Notes Indenture include nonpayment of principal when due, nonpayment of interest or other amounts, inaccuracy of representations or warranties in any material respect, violation of covenants, cross default and cross acceleration to other material debt, certain bankruptcy or insolvency events, certain ERISA events, certain material judgments, actual or asserted invalidity of security interests in excess of $50 million, in each case subject to customary thresholds, notice and grace period provisions.
Change of Control
Upon the occurrence of a change of control, which is defined in the Secured Notes Base Indenture and the Senior Notes Base Indenture, each holder of the Secured Notes and the Senior Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s Secured Notes and Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.
Existing Debt as of September 30, 2019
As of September 30, 2019, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2023 (b)	1,313
5.000% Senior Secured Notes due 2023 (c)	298
4.125% Senior Secured Notes due 2024 (d)	336
4.875% Senior Secured Notes due 2024 (e)	218
3.625% Senior Secured Notes due 2026 (f)	488
5.500% Senior Notes due 2026 (g)	321
Total long-term debt, including the current portion (h)	$2,974
______________________________________

(a)
Reflects $180 million of commitments under the Revolving Credit Facility available at September 30, 2019, less letters of credit outstanding of approximately $13 million at September 30, 2019. There were no loans outstanding under the Revolving Credit Facility at September 30, 2019.

(b)	Principal amount of $1.326 billion less unamortized discount of $3 million and unamortized deferred financing costs of $10 million at September 30, 2019.

(c)	Principal amount of $300 million less unamortized deferred financing costs of $2 million at September 30, 2019.

(d)
Face amount of €311 million. Above amount represents the dollar equivalent of such note at September 30, 2019. Principal amount of $340 million less unamortized deferred financing costs of $4 million at September 30, 2019.

(e)	Principal amount of $220 million less unamortized deferred financing costs of $2 million at September 30, 2019.

(f)
Face amount of €445 million at September 30, 2019. Above amount represents the dollar equivalent of such note at September 30, 2019. Principal amount of $487 million, an additional issuance premium of $8 million, less unamortized deferred financing costs of $7 million at September 30, 2019.

(g)	Principal amount of $325 million less unamortized deferred financing costs of $4 million at September 30, 2019.

(h)
Principal amount of debt of $2.998 billion, an additional issuance premium of $8 million, less unamortized discount of $3 million and unamortized deferred financing costs of $29 million at September 30, 2019.

Dividends
The Company’s ability to pay dividends is restricted by covenants in the indentures governing its notes and in the credit agreements for the Senior Term Loan Facility and the Revolving Credit Facility.
On September 23, 2019, the Company’s board of directors declared a cash dividend of $206.25 million which was paid to stockholders on October 4, 2019 and recorded as an accrual as of September 30, 2019. For fiscal year 2019, the Company paid an aggregate of $93.75 million in cash dividends to stockholders. For fiscal year 2018, the Company paid an aggregate of $925 million in cash dividends to stockholders, which reflected proceeds from the sale of Spotify shares acquired in the ordinary course of business. For fiscal year 2017, the Company paid an aggregate of $84 million in cash dividends to stockholders.
In the first quarter of fiscal year 2019, the Company instituted a regular quarterly dividend policy whereby it intends to pay a modest regular quarterly dividend in each fiscal quarter and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. The declaration of each dividend will continue to be at the discretion of the Board.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of September 30, 2019.
On January 18, 2019, we delivered a notice to the administrative agent under each of the Revolving Credit Facility and the Senior Term Loan Facility and the trustee under the indentures governing each of the Senior Notes and the Secured Notes changing the Fixed GAAP Date, as defined under each such facility and the indentures, to October 1, 2018.
The Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on Consolidated EBITDA, which is defined under the Revolving Credit Agreement. Our ability to borrow funds under the Revolving Credit Facility may depend upon our ability to meet the leverage ratio test at the end of a fiscal quarter to the extent we have drawn a certain amount of revolving loans. Consolidated EBITDA differs from the term “EBITDA” as it is commonly used. For example, the definition of Consolidated EBITDA, in addition to adjusting net income to exclude interest expense, income taxes and depreciation and amortization, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access under the Management Agreement (as defined in the Credit Agreement); (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement); (6) transaction expenses; and (7) equity-based compensation expense. It also includes an adjustment for the pro forma impact of certain projected cost savings and synergies. The indentures governing our notes and the Senior Term Loan Facility use financial measures called “Consolidated EBITDA” or “EBITDA” that have the same definition as Consolidated EBITDA as defined under the Revolving Credit Agreement.
Consolidated EBITDA is presented herein because it is a material component of the leverage ratio contained in the Revolving Credit Agreement. Non-compliance with the leverage ratio could result in the inability to use the Revolving Credit Facility, which could have a material adverse effect on our results of operations, financial position and cash flow. Consolidated EBITDA does not represent net income or cash from operating activities as those terms are defined by U.S. GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Consolidated EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Consolidated EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Consolidated EBITDA in the Revolving Credit Agreement allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict.

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
The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended September 30, 2019. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

Twelve Months Ended September 30, 2019
Net Income	$258
Income tax expense	9
Interest expense, net	142
Depreciation and amortization	269
Loss on extinguishment of debt (a)	7
Net gain on divestitures and sale of securities (b)	(4)
Restructuring costs (c)	27
Net hedging and foreign exchange gains (d)	(38)
Management fees (e)	11
Transaction costs (f)	3
Business optimization expenses (g)	22
Equity-based compensation expense (h)	49
Other non-cash charges (i)	(19)
Pro forma impact of specified transactions (j)	1
Pro Forma Consolidated EBITDA	$737
Senior Secured Indebtedness (k)	$2,472
Leverage Ratio (l)	3.35x
______________________________________

(a)
Reflects net loss incurred on the early extinguishment of our debt incurred as part of the October 2018 partial redemption of the 4.125% Secured Notes, the October 2018 open market purchase of the 4.875% Senior Secured Notes, the November 2018 partial redemption of 5.625% Secured Notes and the May 2019 redemption of the remaining 5.625% Secured Notes.

(b)	Reflects net gain on divestitures and sale of securities.

(c)	Reflects severance costs and other restructuring related expenses.

(d)	Reflects net losses from hedging activities and unrealized losses due to foreign exchange on our Euro-denominated debt and intercompany transactions.

(e)
Reflects management fees paid to Access, including an annual fee and related expenses. Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.

(f)	Reflects expenses related to transaction and other related costs.

(g)	Reflects primarily costs associated with IT systems updates and other transformation initiatives.

(h)	Reflects equity-based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.

(i)	Reflects non-cash activity, including the unrealized gains on the mark-to-market of an equity method investment.

(j)	Reflects pro forma adjustments related to the acquisition of EMP in October 2018.

(k)	Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.672 billion less cash of $200 million.

(l)
Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended September 30, 2019. This is calculated net of cash and equivalents of the Company as of September 30, 2019 not exceeding $200 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under the Revolving Credit Facility is greater than $54 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility is 4.75:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $54 million at the end of a fiscal quarter.

Summary
Management believes that funds generated from our operations and borrowings under the Revolving Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and the Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital formats in the recorded music and music publishing industries. We and our affiliates continue to evaluate opportunities to, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire Acquisition Corp.’s outstanding debt or debt securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, we may seek to refinance the Senior Credit Facilities or our outstanding debt or debt securities with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations
Firm Commitments
The following table summarizes the Company’s aggregate contractual obligations at September 30, 2019, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Firm Commitments and Outstanding Debt	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(in millions)
Senior Secured Notes (1)	$—	$—	$300	$1,047	$1,347
Interest on Senior Secured Notes (1)	57	115	100	56	328
Senior Notes (1)	—	—	—	325	325
Interest on Senior Notes (1)	18	36	36	36	126
Senior Term Loan Facility (1)	—	—	1,326	—	1,326
Interest on Senior Term Loan Facility (1)	52	100	55	—	207
Operating leases (2)	52	97	92	207	448
Artist, songwriter and co-publisher commitments (3)	428	*	*	*	428
Management Fees (4)	11	18	18	**	47
Minimum funding commitments to investees and other obligations (5)	7	3	—	—	10
Total firm commitments and outstanding debt	$625	$369	$1,927	$1,671	$4,592
______________________________________
The following is a description of our firmly committed contractual obligations at September 30, 2019:

(1)
Outstanding debt obligations consist of the Senior Term Loan Facility, the Senior Secured Notes and the Senior Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2019. Amounts do not include any fair value adjustments, bond premiums, discounts or unamortized deferred financing costs.

(2)
Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world. These obligations have been presented without the benefit of $1 million of total sublease income expected to be received under non-cancelable agreements.

(3)
The Company routinely enters into long-term commitments with recording artists, songwriters and publishers for the future delivery of music. Such commitments generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations, aggregate firm commitments to such talent approximate $428 million at September 30, 2019. The aggregate firm commitments expected for the next twelve-month period based on contractual obligations and the Company’s expected release schedule approximates $229 million at September 30, 2019.

(4)
Pursuant to the Management Agreement, the Company will pay Access an annual fee equal to the greater of (i) a base amount, which is the sum of (x) $6 million and (y) 1.5% of the aggregate amount of Acquired EBITDA (as defined in the Management Agreement) and was approximately $9 million for the fiscal year ended September 30, 2019, and (ii) 1.5% of the EBITDA (as defined in the indenture governing the redeemed WMG Holdings Corp. 13.75% Senior Notes due 2019) of the Company for the applicable fiscal year, plus expenses. The Company will also pay Access a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. The future balances disclosed are representative of the base amount of the annual fee only.

(5)
We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above. Other long-term liabilities include $12 million and $15 million of liabilities for uncertain tax positions as of September 30, 2019 and September 30, 2018, respectively. We are unable to accurately predict when these amounts will be realized or released.

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
Accounting for Goodwill and Other Intangible Assets
We account for our goodwill and other indefinite-lived intangible assets as required by ASC 350. Under ASC 350, we do not amortize goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. ASC 350 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques on an annual basis and when events occur that may suggest that the fair value of such assets cannot support the carrying value. ASC 350 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the step one of the two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill.
In performing the first step, management determines the fair value of its reporting units using a discounted cash flow (“DCF”) analysis. Determining fair value requires significant judgment concerning the assumptions used in the valuation model, including discount rates, the amount and timing of expected future cash flows and, growth rates. The cash flows employed in the DCF analysis are based on management’s most recent budgets and business plans and when applicable, various growth rates have been assumed for years beyond the current business plan periods. Any forecast contains a degree of uncertainty and modifications to these cash flows could significantly increase or decrease the fair value of a reporting unit. For example, if revenue from sales of physical formats continues to decline and the revenue from sales of digital formats does not continue to grow as expected and we are unable to adjust costs accordingly, it could have a negative impact on future impairment tests.
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
As of September 30, 2019, we had recorded goodwill in the amount of $1.761 billion, including $1.297 billion and $464 million for our Recorded Music and Music Publishing businesses, respectively, primarily related to the Merger and PLG Acquisition. We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year as of July 1. The performance of our fiscal 2019 impairment analysis did not result in an impairment of the Company’s goodwill and other indefinite-lived intangible assets.

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
See Note 7 to the Consolidated Financial Statements for a further discussion of our goodwill and intangible assets.
Revenue and Cost Recognition
Revenues
Recorded Music

As required by FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when, or as, control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods.
Revenues from the sale or license of Recorded Music products through digital distribution channels are typically recognized when sale or usage occurs based on usage reports received from the customer. These licenses typically contain a single performance obligation, which is ongoing access to all intellectual property in an evolving content library, predicated on: (1) the business practice and contractual ability to remove specific content without a requirement to replace the content and without impact to minimum royalty guarantees and (2) the contracts not containing a specific listing of content subject to the license. For certain licenses where the consideration is fixed and the intellectual property being licensed is static, revenue is recognized at the point in time when control of the licensed content is transferred to the customer.
Revenues from the sale of physical Recorded Music products are recognized upon delivery, which occurs once the product has been shipped and control has been transferred. In accordance with industry practice and as is customary in many territories, certain products, such as CDs and DVDs, are sold to customers with the right to return unsold items. Revenues from such sales are generally recognized upon shipment based on gross sales less a provision for future estimated returns.
Music Publishing
Music Publishing revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions and the sale of published sheet music and songbooks. The receipt of royalties principally relates to amounts earned from the public performance of musical compositions, the mechanical reproduction of musical compositions on recorded media including digital formats and the use of musical compositions in synchronization with visual images. Music publishing royalties, except for synchronization royalties, generally are recognized when the sale or usage occurs. The most common form of consideration for publishing contracts is sales- and usage-based royalties. The collecting societies submit usage reports, typically with payment for royalties due, often on a quarterly or biannual reporting period, in arrears. Royalties are recognized as the sale or usage occurs based upon usage reports and, when these reports are not available, royalties are estimated based on historical data, such as recent royalties reported, company-specific information with respect to changes in repertoire, industry information and other relevant trends. Synchronization revenue is typically recognized as revenue when control of the license is transferred to the customer in accordance with ASC 606.
Refund Liabilities and Allowance for Doubtful Accounts
Management’s estimate of Recorded Music physical products that will be returned, and the amount of receivables that will ultimately be collected is an area of judgment affecting reported revenues and operating income. In determining the estimate of physical product sales that will be returned, management analyzes vendor sales of product, historical return trends, current economic conditions, changes in customer demand and commercial acceptance of the Company's products. Based on this information, management reserves a percentage of each dollar of physical product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale.
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
Based on management’s analysis of sales returns, refund liabilities of $23 million and $28 million were established at September 30, 2019 and September 30, 2018, respectively. Based on management’s analysis of uncollectible accounts, reserves of $17 million and $17 million were established at September 30, 2019 and September 30, 2018, respectively. The ratio of our receivable allowances and refund liabilities to gross accounts receivables was 5% at September 30, 2019 and 9% at September 30, 2018.
Accounting for Royalty Advances
We regularly commit to and pay royalty advances to our recording artists and songwriters in respect of future sales. We account for these advances under the related guidance in FASB ASC Topic 928, Entertainment—Music (“ASC 928”). Under ASC 928, we capitalize as assets certain advances that we believe are recoverable from future royalties to be earned by the recording artist or songwriter. Advances vary in both amount and expected life based on the underlying recording artist or songwriter. Advances to recording artists or songwriters with a history of successful commercial acceptability will typically be larger than advances to a newer or unproven recording artist or songwriter. In addition, in certain cases these advances represent a multi-album release or multi-musical composition obligation and the number of album releases and musical compositions will vary by recording artist or songwriter.
Management’s decision to capitalize an advance to a recording artist or songwriter as an asset requires significant judgment as to the recoverability of the advance. The recoverability is assessed upon initial commitment of the advance based upon management’s forecast of anticipated revenue from the sale and licensing of future and existing albums or musical compositions. In determining whether the advance is recoverable, management evaluates the current and past popularity of the recording artist or songwriter, the sales history of the recording artist or songwriter, the initial or expected commercial acceptability of the music, the current and past popularity of the genre of music that the music is designed to appeal to, and other relevant factors. Based upon this information, management expenses the portion of any advance that it believes is not recoverable. In most cases, advances to recording artists or songwriters without a history of success and evidence of current or past popularity will be expensed immediately. Advances are individually assessed for recoverability continuously and at minimum on a quarterly basis. As part of the ongoing assessment of recoverability, we monitor the projection of future sales based on the current environment, the recording artist’s or songwriter’s ability to meet their contractual obligations as well as our intent to support future album releases or musical compositions from the recording artist or songwriter. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made.
We had $378 million and $276 million of advances in our balance sheet at September 30, 2019 and September 30, 2018, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.
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
Accounting for Share-Based Compensation
Share-based compensation represents compensation payment for which the amounts are based on the fair market value of the Company’s common stock. The Company’s Senior Management Free Cash Flow Plan is classified as a liability rather than equity under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Liability classified share-based compensation costs are measured at fair value each reporting date until settlement. Because it is not practical for the Company to estimate the volatility of its share price needed to use the fair value approach (since our stock is not currently publicly traded), the Company has made a policy election that whenever share-based payment awards are required to be measured as a liability, the Company will use the intrinsic value method to measure the costs. Under the intrinsic value method, the Company obtains a valuation of our presumed stock price quarterly and re-measures the related awards using this new price, recognizing compensation costs for the difference between the existing price and new price.
Determining fair value requires significant judgment concerning the assumptions used in the valuation model, including discount rates, the amount and timing of expected future cash flows and growth rates. There are two general valuation approaches that are used in estimating fair value of a business that is considered to be a going concern: the income approach and market approach. As of September 30, 2019, the Company derived its fair value through the application of the income approach using a discounted cash flow model, which is then adjusted for non-operating assets and the estimated fair value of the Company’s debt. The Company’s valuation approach did not include the application of the market approach due to no directly comparable market transactions.
Under the income approach, the cash flows employed in the discounted cash flows analysis are based on management’s most recent budget and business plans and when applicable, various growth rates have been assumed for years beyond the current business plan periods. Any forecast contains a degree of uncertainty and modifications to these cash flows could significantly increase or decrease the fair value of the presumed share price. For example, if revenue from sales of physical formats continues to decline and the revenue from sales of digital formats does not continue to grow as expected and we are unable to adjust costs accordingly, it could have a negative impact on future pricing. In determining which discount rate to utilize, management determines the appropriate weighted-average cost of capital (“WACC”) for the Company. Management considers many factors in selecting a WACC, including the market view of risk, the appropriate capital structure and the appropriate borrowing rates for the Company. The selection of a WACC is subjective and modification to this rate could significantly increase or decrease the fair value of our presumed stock price.
New Accounting Principles
In May 2014, the FASB issued guidance codified in ASC 606, which replaces the guidance in former ASC 605, Revenue Recognition and ASC 928-605, Entertainment—Music. The amendment was the result of a joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and international financial reporting standards (“IFRS”). The joint project clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS.
The Company adopted ASC 606 on October 1, 2018, using the modified retrospective method to all contracts not completed as of the date of adoption. The reported results as of and for the fiscal year ended September 30, 2019 reflect the application of the new standard, while the reported results for the fiscal year ended September 30, 2018 have not been adjusted to reflect the new standard and were prepared under prior revenue recognition accounting guidance.
The adoption of ASC 606 resulted in a change in the timing of revenue recognition in the Company’s Music Publishing segment as well as international broadcast rights within the Company’s Recorded Music segment. Under the new revenue recognition rules, revenue is recorded based on best estimates available in the period of sale or usage whereas revenue was previously recorded when cash was received for both the licensing of publishing rights and international Recorded Music broadcast fees. Additionally, for certain licenses where the consideration is fixed and the intellectual property being licensed is static, revenue is recognized at the point in time when control of the licensed content is transferred to the customer. As a result of adopting ASC 606, the Company recorded a decrease to the opening accumulated deficit of approximately $139 million, net of tax, as of October 1, 2018.  The Company also reclassified $28 million from accounts receivable to other current liabilities related to estimated refund liabilities for its physical sales.

We will adopt ASC 842, Leases, on October 1, 2019, which will result in most of our operating leases being recognized as right of use assets and operating lease liabilities on our consolidated balance sheet. None of the remaining new accounting principles had a material effect on our audited financial statements. See Note 2 to our audited Consolidated Financial Statements included elsewhere herein for a complete summary of all our significant accounting policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 14 to our audited Consolidated Financial Statements included herein, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2019, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2018.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of September 30, 2019, the Company had no outstanding hedge contracts.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. As we have no hedge contracts outstanding as of September 30, 2019, the fair value of the foreign exchange forward contracts would have no impact. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $2.998 billion of principal debt outstanding at September 30, 2019, of which $1.326 billion was variable-rate debt and $1.672 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At September 30, 2019, 56% of the Company’s debt was at a fixed rate. In addition, at September 30, 2019, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $820 million of U.S. dollar-denominated variable-rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt.
Based on the level of interest rates prevailing at September 30, 2019, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.080 billion. Further, as of September 30, 2019, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase in the level of interest rates would have minimal impact on the fair value of the fixed-rate debt and a 25 basis point decrease in the level of interest rates would increase the fair value of the fixed-rate debt by approximately $8 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
Inflation Risk
Inflationary factors such as increases in overhead costs may adversely affect our results of operations. We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases for services. Our inability or failure to do so could harm our business, financial condition or results of operations.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conducting this assessment, management excluded the acquired business of EMP, which was acquired on October 10, 2018. EMP represents approximately 4% of the Company’s total assets as of September 30, 2019 and approximately 5% of the Company’s total revenues for the fiscal year then ended. EMP had $5 million in net income during the fiscal year ended September 30, 2019 as compared to consolidated net income of the Company of $258 million. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2019.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Warner Music Group Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows, and (deficit) equity, for each of the years in the three‑year period ended September 30, 2019, and the related notes, and the related supplementary information, and financial statement schedule II as listed in the accompanying index to Item 8 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of October 1, 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.
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
New York, New York
November 27, 2019

Warner Music Group Corp.
Consolidated Balance Sheets

	September 30, 2019	September 30, 2018
	(in millions)
Assets
Current assets:
Cash and equivalents	$619	$514
Accounts receivable, net of allowances of $17 million and $45 million	775	447
Inventories	74	42
Royalty advances expected to be recouped within one year	170	123
Prepaid and other current assets	53	50
Total current assets	1,691	1,176
Royalty advances expected to be recouped after one year	208	153
Property, plant and equipment, net	300	229
Goodwill	1,761	1,692
Intangible assets subject to amortization, net	1,723	1,851
Intangible assets not subject to amortization	151	154
Deferred tax assets, net	38	11
Other assets	145	78
Total assets	$6,017	$5,344
Liabilities and Equity
Current liabilities:
Accounts payable	$260	$281
Accrued royalties	1,567	1,396
Accrued liabilities	492	423
Accrued interest	34	31
Deferred revenue	180	208
Other current liabilities	286	34
Total current liabilities	2,819	2,373
Long-term debt	2,974	2,819
Deferred tax liabilities, net	172	165
Other noncurrent liabilities	321	307
Total liabilities	$6,286	$5,664
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,060 and 1,052 shares issued and outstanding as of September 30, 2019 and September 30, 2018, respectively)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(1,177)	(1,272)
Accumulated other comprehensive loss, net	(240)	(190)
Total Warner Music Group Corp. deficit	(289)	(334)
Noncontrolling interest	20	14
Total equity	(269)	(320)
Total liabilities and equity	$6,017	$5,344
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations

	Fiscal Year Ended September 30, 2019	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017
	(in millions)
Revenues	$4,475	$4,005	$3,576
Costs and expenses:
Cost of revenue	(2,401)	(2,171)	(1,931)
Selling, general and administrative expenses (a)	(1,510)	(1,411)	(1,222)
Amortization expense	(208)	(206)	(201)
Total costs and expenses	(4,119)	(3,788)	(3,354)
Operating income	356	217	222
Loss on extinguishment of debt	(7)	(31)	(35)
Interest expense, net	(142)	(138)	(149)
Other income (expense)	60	394	(40)
Income (loss) before income taxes	267	442	(2)
Income tax (expense) benefit	(9)	(130)	151
Net income	258	312	149
Less: Income attributable to noncontrolling interest	(2)	(5)	(6)
Net income attributable to Warner Music Group Corp.	$256	$307	$143

(a) Includes depreciation expense of:	$(61)	$(55)	$(50)
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended September 30, 2019	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017
	(in millions)
Net income	$258	$312	$149
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(34)	(13)	30
Deferred (loss) gain on derivative financial instruments	(11)	3	—
Minimum pension liability	(5)	1	7
Other comprehensive (loss) income, net of tax	(50)	(9)	37
Total comprehensive income	208	303	186
Less: Income attributable to noncontrolling interest	(2)	(5)	(6)
Comprehensive income attributable to Warner Music Group Corp.	$206	$298	$180
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30, 2019	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017
	(in millions)
Cash flows from operating activities
Net income	$258	$312	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269	261	251
Unrealized (gains) losses and remeasurement of foreign-denominated loans	(28)	(3)	24
Deferred income taxes	(68)	66	(192)
Loss on extinguishment of debt	7	31	35
Net (gain) loss on divestitures and investments	(20)	(389)	17
Non-cash interest expense	6	6	8
Equity-based compensation expense	50	62	70
Changes in operating assets and liabilities:
Accounts receivable, net	(90)	(43)	(60)
Inventories	3	(3)	1
Royalty advances	(110)	31	17
Accounts payable and accrued liabilities	3	82	48
Royalty payables	130	22	136
Accrued interest	3	(10)	3
Deferred revenue	(4)	(4)	22
Other balance sheet changes	(9)	4	6
Net cash provided by operating activities	400	425	535
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(41)	(14)	(16)
Capital expenditures	(104)	(74)	(44)
Investments and acquisitions of businesses, net of cash received	(231)	(23)	(139)
Proceeds from the sale of investments	—	516	73
Net cash (used in) provided by investing activities	(376)	405	(126)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	—	—	380
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	—	—	250
Proceeds from issuance of Acquisition Corp. 5.500% Senior Notes	—	325	—
Proceeds from supplement of Acquisition Corp. Senior Term Loan Facility	—	320	22
Proceeds from issuance of Acquisition Corp. 3.625% Senior Secured Notes	514	—	—
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	(40)	—	—
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	(30)	—	—
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(247)	—	(28)
Repayment of Acquisition Corp. 6.000% Senior Secured Notes	—	—	(450)
Repayment of Acquisition Corp. 6.250% Senior Secured Notes	—	—	(173)
Repayment of and redemption deposit for Acquisition Corp. 6.750% Senior Notes	—	(635)	—
Call premiums paid and deposit on early redemption of debt	(5)	(23)	(27)
Deferred financing costs paid	(7)	(12)	(13)
Distribution to noncontrolling interest holder	(3)	(5)	(5)
Dividends paid	(94)	(925)	(84)
Net cash provided by (used in) financing activities	88	(955)	(128)
Effect of exchange rate changes on cash and equivalents	(7)	(8)	7
Net increase (decrease) in cash and equivalents	105	(133)	288
Cash and equivalents at beginning of period	514	647	359
Cash and equivalents at end of period	$619	$514	$647
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of (Deficit) Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Noncontrolling Interest	Total (Deficit) Equity
	Shares	Value
	(in millions, except share amounts)
Balance at September 30, 2016	1,055	$—	$1,128	$(715)	$(218)	$195	$15	$210
Net income	—	—	—	143	—	143	6	149
Dividends	—	—	—	(84)	—	(84)	—	(84)
Other comprehensive income, net of tax	—	—	—	—	37	37	—	37
Disposal of noncontrolling interest related to divestiture	—	—	—	—	—	—	(3)	(3)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(5)	(5)
Other	—	—	—	2	—	2	2	4
Balance at September 30, 2017	1,055	$—	$1,128	$(654)	$(181)	$293	$15	$308
Net income	—	—	—	307	—	307	5	312
Dividends	—	—	—	(925)	—	(925)	—	(925)
Other comprehensive loss, net of tax	—	—	—	—	(9)	(9)	—	(9)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(6)	(6)
Other	(3)	—	—	—	—	—	—	—
Balance at September 30, 2018	1,052	$—	$1,128	$(1,272)	$(190)	$(334)	$14	$(320)
Cumulative effect of ASC 606 adoption	—	—	—	139	—	139	11	150
Net income	—	—	—	256	—	256	2	258
Dividends	—	—	—	(300)	—	(300)	—	(300)
Other comprehensive loss, net of tax	—	—	—	—	(50)	(50)	—	(50)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(3)	(3)
Other	8	—	—	—	—	—	(4)	(4)
Balance at September 30, 2019	1,060	$—	$1,128	$(1,177)	$(240)	$(289)	$20	$(269)
See accompanying notes

Warner Music Group Corp.
Notes to Consolidated Audited Financial Statements
1. Description of Business
Warner Music Group Corp. (the “Company”) was formed on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music entertainment companies.
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
Recorded Music Operations
Our Recorded Music business primarily consists of the discovery and development of recording artists and the related marketing, promotion, distribution, sale and licensing of music created by such recording artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing, distributing and selling music to marketing and promoting recording artists and their music.
In the United States, our Recorded Music business is conducted principally through our major record labels—Atlantic Records and Warner Records. In October 2018, we launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels. Our Recorded Music business also includes Rhino Entertainment, a division that specializes in marketing our recorded music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music business through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’, Warner Classics and Warner Music Nashville.
Outside the United States, our Recorded Music business is conducted in more than 60 countries through various subsidiaries, affiliates and non-affiliated licensees. Internationally, we engage in the same activities as in the United States: discovering and signing artists and distributing, selling, marketing and promoting their music. In most cases, we also market, promote, distribute and sell the music of those recording artists for whom our domestic record labels have international rights. In certain smaller markets, we license the right to distribute and sell our music to non-affiliated third-party record labels.
Our Recorded Music business’ distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets, distributes and sells music and video products to retailers and wholesale distributors; Alternative Distribution Alliance (“ADA”), which markets, distributes and sells the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.
In addition to our music being sold in physical retail outlets, our music is also sold in physical form to online physical retailers, such as Amazon.com, barnesandnoble.com and bestbuy.com, and distributed in digital form to an expanded universe of digital partners, including streaming services such as those of Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group and YouTube, radio services such as iHeart Radio and SiriusXM and download services such as Apple’s iTunes and Google Play.
We have integrated the marketing of digital content into all aspects of our business, including artists and repertoire (“A&R”) and distribution. Our business development executives work closely with A&R departments to ensure that while music is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributable to each distribution channel varies by region and proportions may change as the introduction of new technologies continues. As one of the world’s largest music entertainment companies, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.
We have diversified our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with such artists in other aspects of their careers. Under these agreements, we provide services to and participate in recording artists’ activities outside the traditional recorded music business such as touring, merchandising and sponsorships. We have built and acquired artist services capabilities and platforms for marketing and distributing this broader set of music-related rights and participating more widely in the monetization of the artist brands we help create. We believe that entering into expanded-rights deals and enhancing our artist services capabilities in areas such as merchandising, VIP ticketing, fan clubs, concert promotion and management has permitted us to diversify revenue streams and capitalize on other revenue opportunities. This provides for improved long-term relationships with our recording artists and allows us to more effectively connect recording artists and fans.
Music Publishing Operations
While Recorded Music is focused on marketing, promoting, distributing and licensing a particular recording of a musical composition, Music Publishing is an intellectual property business focused on generating revenue from uses of the musical composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated from use of the musical compositions.
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles with operations in over 60 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than 1.4 million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 80,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2019 ended on September 27, 2019, the fiscal year ended September 30, 2018 ended on September 28, 2018 and the fiscal year ended September 30, 2017 ended on September 29, 2017. For convenience purposes, the Company continues to date its financial statements as of September 30.
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
Refund Liabilities and Allowance for Doubtful Accounts
Management’s estimate of Recorded Music physical products that will be returned, and the amount of receivables that will ultimately be collected is an area of judgment affecting reported revenues and operating income. In determining the estimate of physical product sales that will be returned, management analyzes vendor sales of product, historical return trends, current economic conditions, changes in customer demand and commercial acceptance of the Company’s products. Based on this information, management reserves a percentage of each dollar of physical product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale.
Similarly, the Company monitors customer credit risk related to accounts receivable. Significant judgments and estimates are involved in evaluating if such amounts will ultimately be fully collected. On an ongoing basis, the Company tracks customer exposure based on news reports, ratings agency information, reviews of customer financial data and direct dialogue with customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the payment terms previously granted to them should be modified. The Company also monitors payment levels from customers, and a provision for estimated uncollectible amounts is maintained based on such payment levels, historical experience, management’s views on trends in the overall receivable agings and, for larger accounts, analyses of specific risks on a customer-specific basis.
Concentration of Credit Risk
Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. As of September 30, 2019 and September 30, 2018, Spotify represented 13% and 18%, respectively, of the Company’s accounts receivable balance. No other single customer accounted for more than 10% of accounts receivable in either period. The Company, by policy, routinely assesses the financial strength of its customers. As such, the Company does not believe there is any significant collection risk.
In the Music Publishing business, the Company collects a significant portion of its royalties from copyright collecting societies around the world. Collecting societies and associations generally are not-for-profit organizations that represent composers, songwriters and music publishers. These organizations seek to protect the rights of their members by licensing, collecting license fees and distributing royalties for the use of the members’ works. Accordingly, the Company does not believe there is any significant collection risk from such societies.

Inventories
Inventories consist of merchandise, vinyl, CDs, DVDs and other related music products. Inventories are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out (“FIFO”) and average cost methods, which approximate cost under the FIFO method. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.
Derivative and Financial Instruments
The Company accounts for these investments as required by the FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which requires that all derivative instruments be recognized on the balance sheet at fair value. ASC 815 also provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value are either (a) offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or (b) recognized in equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. In addition, the ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
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
Property, Plant and Equipment
Property, plant and equipment existing at the date of the Merger or acquired in conjunction with subsequent business combinations are recorded at fair value. All other additions are recorded at historical cost. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets as follows: five to seven years for furniture and fixtures, periods of up to five years for computer equipment and periods of up to thirteen years for machinery and equipment. Buildings are depreciated over periods of up to forty years. Leasehold improvements are depreciated over the life of the lease or estimated useful lives of the improvements, whichever period is shorter.
Accounting for Goodwill and Other Intangible Assets
In accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), the Company accounts for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Pursuant to this guidance, the Company does not amortize the goodwill balance and instead, performs an annual impairment test to assess the fair value of goodwill over its carrying value. Identifiable intangible assets with finite lives are amortized over their useful lives.
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
The Company performs an annual impairment test of its indefinite-lived intangible assets as of July 1 of each fiscal year, unless events occur which trigger the need for an earlier impairment test. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conduct a quantitative analysis if the Company (i) determines that such an impairment is more likely than not to exist or (ii) forgoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, then an impairment loss is recognized in an amount equal to that excess. The Company generally determines the fair value of an indefinite-lived intangible asset using a discounted cash flow (“DCF”) analysis, such as the relief from royalty method, which is used in estimating the fair value of the Company’s trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar trademarks are being licensed in the marketplace.
The impairment tests require management to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, tax amortization periods, royalty rates, market share and others.
Valuation of Long-Lived Assets
The Company periodically reviews the carrying value of its long-lived assets, including finite-lived intangibles, property, plant and equipment and amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the lives assigned may no longer be appropriate. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If it is determined that events and circumstances warrant a revision to the remaining period of amortization, an asset’s remaining useful life would be changed, and the remaining carrying amount of the asset would be amortized prospectively over that revised remaining useful life.
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
Revenues
Recorded Music
As required by FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when, or as, control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods.
Revenues from the sale or license of Recorded Music products through digital distribution channels are typically recognized when sale or usage occurs based on usage reports received from the customer. These licenses typically contain a single performance obligation, which is ongoing access to all intellectual property in an evolving content library, predicated on: (1) the business practice and contractual ability to remove specific content without a requirement to replace the content and without impact to minimum royalty guarantees and (2) the contracts not containing a specific listing of content subject to the license. For certain licenses where the consideration is fixed and the intellectual property being licensed is static, revenue is recognized at the point in time when control of the licensed content is transferred to the customer.
Revenues from the sale of Recorded Music products through digital distribution channels are typically recognized when sale or usage occurs based on usage reports received from the customer. Revenues from the sale of physical Recorded Music products are recognized upon delivery, which occurs once the product has been shipped and control has been transferred. In accordance with industry practice and as is customary in many territories, certain products, such as CDs and DVDs, are sold to customers with the right to return unsold items. Revenues from such sales are generally recognized upon shipment based on gross sales less a provision for future estimated returns.
Music Publishing
Music Publishing revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions and the sale of published sheet music and songbooks. The receipt of royalties principally relates to amounts earned from the public performance of musical compositions, the mechanical reproduction of musical compositions on recorded media including digital formats and the use of musical compositions in synchronization with visual images. Music publishing royalties, except for synchronization royalties, generally are recognized when the sale or usage occurs. The most common form of consideration for publishing contracts is sales- and usage-based royalties. The collecting societies submit usage reports, typically with payment for royalties due, often on a quarterly or biannual reporting period, in arrears. Royalties are recognized as the sale or usage occurs based upon usage reports and, when these reports are not available, royalties are estimated based on historical data, such as recent royalties reported, company-specific information with respect to changes in repertoire, industry information and other relevant trends. Synchronization revenue is typically recognized as revenue when control of the license is transferred to the customer in accordance with ASC 606.
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
The Company’s decision to capitalize an advance to a recording artist or songwriter as an asset requires significant judgment as to the recoverability of the advance. The recoverability is assessed upon initial commitment of the advance based upon the Company’s forecast of anticipated revenue from the sale of future and existing albums or musical compositions. In determining whether the advance is recoverable, the Company evaluates the current and past popularity of the recording artist or songwriter, the sales history of the recording artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, the Company expenses the portion of any advance that it believes is not recoverable. In most cases, advances to recording artists or songwriters without a history of success and evidence of current or past popularity will be expensed immediately. Significant advances are individually assessed for recoverability continuously and at minimum on a quarterly basis. As part of the ongoing assessment of recoverability, the Company monitors the projection of future sales based on the current environment, the recording artist’s or songwriter’s ability to meet their contractual obligations as well as the Company’s intent to support future album releases or musical compositions from the recording artist or songwriter. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made.
Advertising
As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”), advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $108 million, $104 million and $97 million for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material for all periods presented.
Share-Based Compensation
The Company accounts for share-based payments as required by FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense. Under the fair value recognition provision of ASC 718, equity classified share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.
Under the recognition provision of ASC 718, liability classified share-based compensation costs are measured each reporting date until settlement. The Company’s policy is to measure share-based compensation costs using the intrinsic value method instead of fair value as it is not practical to estimate the volatility of its share price. During fiscal year 2013, the Company initiated a long-term incentive plan that has liability classification for share-based compensation awards and continues to be effective through September 30, 2019.

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
New Accounting Pronouncements
Adoption of New Revenue Recognition Standard
In May 2014, the FASB issued guidance codified in ASC 606 which replaces the guidance in former ASC 605, Revenue Recognition, and ASC 928-605, Entertainment—Music. The amendment was the result of a joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and international financial reporting standards (“IFRS”). The joint project clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS.
The Company adopted ASC 606 on October 1, 2018, using the modified retrospective method to all contracts not completed as of the date of adoption. The reported results as of and for the fiscal year ended September 30, 2019 reflect the application of the new standard, while the reported results for the fiscal year ended September 30, 2018 have not been adjusted to reflect the new standard and were prepared under prior revenue recognition accounting guidance.
The adoption of ASC 606 resulted in a change in the timing of revenue recognition in the Company’s Music Publishing segment as well as international broadcast rights within the Company’s Recorded Music segment. Under the new revenue recognition rules, revenue is recorded based on best estimates available in the period of sale or usage whereas revenue was previously recorded when cash was received for both the licensing of publishing rights and international Recorded Music broadcast fees. Additionally, for certain licenses where the consideration is fixed and the intellectual property being licensed is static, revenue is recognized at the point in time when control of the licensed content is transferred to the customer. As a result of adopting ASC 606, the Company recorded a decrease to the opening accumulated deficit of approximately $139 million, net of tax, as of October 1, 2018.  The Company also reclassified $28 million from accounts receivable to other current liabilities related to estimated refund liabilities for its physical sales.

The following table provides the cumulative effect of the changes made to the opening balance sheet, as of October 1, 2018, from the adoption of ASC 606 and which primarily relates to the accrual of licensing revenue in the period of sale or usage.

	September 30, 2018	Impact of Adoption	October 1, 2018
	(in millions)
Assets
Accounts receivable, net	$447	$257	$704
Total current assets	1,176	257	1,433
Other assets	78	15	93
Total assets	$5,344	$272	$5,616
Liabilities and Equity
Accrued royalties	$1,396	$79	$1,475
Accrued liabilities	423	(1)	422
Deferred revenue	208	(27)	181
Other current liabilities	34	33	67
Total current liabilities	2,373	84	2,457
Deferred tax liabilities, net	165	37	202
Other noncurrent liabilities	307	1	308
Total liabilities	$5,664	$122	$5,786
Equity:
Accumulated deficit	(1,272)	139	(1,133)
Noncontrolling interest	14	11	25
Total equity	(320)	150	(170)
Total liabilities and equity	$5,344	$272	$5,616
The disclosures of the impact of adoption on the consolidated statement of operations for the fiscal year ended September 30, 2019, the consolidated balance sheet as of September 30, 2019, and the consolidated statement of cash flows for the fiscal year ended September 30, 2019 are as follows:

	Fiscal Year Ended September 30, 2019
	As Reported	Balances without adoption of ASC 606	Effect of Change
	(in millions)
Revenue	$4,475	$4,447	$28
Cost and expenses:
Cost of revenue	(2,401)	(2,389)	(12)
Operating income	356	340	16
Income before income taxes	267	251	16
Income tax expense	(9)	(5)	(4)
Net income	258	246	12
Less: Income attributable to noncontrolling interest	(2)	(4)	2
Net income attributable to Warner Music Group Corp.	$256	$242	$14

	September 30, 2019
	As Reported	Balances without adoption of ASC 606	Effect of Change
	(in millions)
Assets
Accounts receivable, net	$775	$495	$280
Total current assets	1,691	1,411	280
Other assets	145	135	10
Deferred tax assets, net	38	38	—
Total assets	$6,017	$5,727	$290
Liabilities and Equity
Accounts payable	$260	$261	$(1)
Accrued royalties	1,567	1,474	93
Accrued liabilities	492	493	(1)
Deferred revenue	180	216	(36)
Other current liabilities	286	259	27
Total current liabilities	2,819	2,737	82
Deferred tax liabilities, net	172	131	41
Other noncurrent liabilities	321	317	4
Total liabilities	6,286	6,159	127
Equity:
Accumulated deficit	(1,177)	(1,331)	154
Noncontrolling interest	20	11	9
Total equity	(269)	(432)	163
Total liabilities and equity	$6,017	$5,727	$290

	Fiscal Year Ended September 30, 2019
	As Reported	Balances without adoption of ASC 606	Effect of Change
	(in millions)
Cash flows from operating activities
Net income	$258	$246	$12
Deferred income taxes	(68)	(72)	4
Changes in operating assets and liabilities:
Accounts receivable, net	(90)	(67)	(23)
Accounts payable and accrued liabilities	3	1	2
Royalty advances	(110)	(124)	14
Deferred revenue	(4)	5	(9)
Other balance sheet changes	(9)	(9)	—
Net cash provided by operating activities	400	400	—
Effect of exchange rate changes on cash and equivalents	(7)	(7)	—
Net increase in cash and equivalents	105	105	—
Cash and equivalents at beginning of period	514	514	—
Cash and equivalents at end of period	$619	$619	$—

Recently Adopted Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU will require that equity investments, except those investments under the equity method of accounting, are measured at fair value with changes in fair value recognized in net income. The Company may elect to measure equity investments that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable prices. The Company adopted ASU 2016-01 on October 1, 2018 and has elected to use the measurement alternative to measure its equity investments without readily determinable fair values. This guidance was applied prospectively and did not have a significant impact on the Company’s financial statements. For the fiscal year ended September 30, 2019, there were no observable price change events that were completed related to its equity investments without readily determinable fair values.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This ASU provides specific guidance of how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2016-15 in the first quarter of fiscal 2019 and this adoption did not have a significant impact on the Company’s financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”).  This ASU requires the recognition of current and deferred income taxes for intra-entity asset transfers when the transaction occurs. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2016-16 in the first quarter of fiscal 2019 and this adoption did not have a significant impact on the Company’s financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (“ASU 2017-01”), to clarify the definition of a business, which establishes a process to determine when an integrated set of assets and activities can be deemed a business combination. The Company adopted ASU 2017-01 in the first quarter of fiscal 2019 and this adoption did not have a significant impact on the Company’s financial statements.
In February 2018, FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (“ASU 2018-02”). This ASU allows a reclassification from accumulated other comprehensive income to accumulated deficit for stranded tax effects resulting from the Tax Act. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2018-02 in the first quarter of fiscal 2019 and this adoption did not have a significant impact on the Company’s financial statements.
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which established a new ASC Topic 842 (“ASC 842”). This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018, and interim periods within those years. Earlier adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which allows for retrospective application with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this option, entities would not need to apply ASC 842 (along with its disclosure requirements) to the comparative prior periods presented.
The Company will adopt ASU 2016-02 as of October 1, 2019, using the optional transition method provided by ASU 2018-11. The Company is finalizing the evaluation of the adoption impact, but estimates the adoption of ASU 2016-02 will result in the recognition of ROU assets and lease liabilities of approximately $360 million upon adoption, primarily related to real estate leases. Additionally, the Company will include expanded disclosures related to the amount, timing and judgments of the Company’s accounting for leases.
Upon transition, the Company expects to elect the “package of three” practical expedient provided by ASC 842 and therefore will not (1) reassess whether any expired or existing contracts are or contain a lease, (2) reassess the lease classification for expired or existing leases and (3) reassess initial direct costs for any existing leases. Rather, the Company will retain the conclusions reached for these items under ASC 840.

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
3. Revenue Recognition
For our operating segments, Recorded Music and Music Publishing, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract, which is then allocated to each performance obligation, using management’s best estimate of standalone selling price for arrangements with multiple performance obligations. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. An estimate of variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company.
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	For the Fiscal Year Ended September 30,
	2019	2018	2017
	(in millions)
Revenue by Type
Digital	$2,343	$2,019	$1,692
Physical	559	630	667
Total Physical and Digital	2,902	2,649	2,359
Artist services and expanded-rights	629	389	385
Licensing	309	322	276
Total Recorded Music	3,840	3,360	3,020
Performance	183	212	197
Digital	271	237	187
Mechanical	55	72	65
Synchronization	120	119	112
Other	14	13	11
Total Music Publishing	643	653	572
Intersegment eliminations	(8)	(8)	(16)
Total Revenues	$4,475	$4,005	$3,576
Revenue by Geographical Location
U.S. Recorded Music	$1,656	$1,460	$1,329
U.S. Music Publishing	300	294	258
Total U.S.	1,956	1,754	1,587
International Recorded Music	2,184	1,900	1,691
International Music Publishing	343	359	314
Total International	2,527	2,259	2,005
Intersegment eliminations	(8)	(8)	(16)
Total Revenues	$4,475	$4,005	$3,576

Recorded Music
Recorded Music mainly involves selling, marketing, distribution and licensing of recorded music produced by the Company’s recording artists. Recorded Music revenues are derived from four main sources, which include digital, physical, artist services and expanded-rights and licensing.
Digital revenues are generated from the expanded universe of digital partners, including digital streaming services and download services. These licenses typically contain a single performance obligation, which is ongoing access to all intellectual property in an evolving content library, predicated on: (1) the business practice and contractual ability to remove specific content without a requirement to replace the content and without impact to minimum royalty guarantees and (2) the contracts not containing a specific listing of content subject to the license. Digital licensing contracts are generally long-term with consideration in the form of sales- and usage-based royalties that are typically received monthly. Certain contracts contain non-recoupable fixed fees or minimum guarantees, which are recoupable against royalties. Upon contract inception, the Company will assess whether a shortfall or breakage is expected (i.e., where the minimum guarantee will not be recouped through royalties) in order to determine timing of revenue recognition for the fixed fee or minimum guarantee.
For fixed fee and minimum guarantee contracts where breakage is expected, the total transaction price (fixed fee or minimum guarantee) is typically recognized on a straight-line basis or by other appropriate measures of progress over the contractual term. The Company updates its assessment of the transaction price each reporting period to see if anticipated royalty earnings exceed the minimum guarantee. For contracts where breakage is not expected, royalties are recognized as revenue as sales or usage occurs based upon the licensee’s usage reports and, when these reports are not available, revenue is based on historical data, industry information and other relevant trends.
Additionally, for certain licenses where the consideration is fixed and the intellectual property being licensed is static, revenue is recognized at the point in time when control of the licensed content is transferred to the customer.
Physical revenues are generated from the sale of physical products such as vinyl, CDs and DVDs. Revenues from the sale of physical Recorded Music products are recognized upon transfer of control to the customer, which typically occurs once the product has been shipped and the ability to direct use and obtain substantially all of the benefit from the asset have been transferred. In accordance with industry practice and as is customary in many territories, certain products, such as CDs and DVDs, are sold to customers with the right to return unsold items. Revenues from such sales are generally recognized upon shipment based on gross sales less a provision for future estimated returns.
Artist services and expanded-rights revenues are generated from artist services businesses and participations in expanded-rights associated with artists, including sponsorship, fan clubs, artist websites, merchandising, touring, concert promotion, ticketing and artist and brand management. Artist services and expanded-rights contracts are generally short term. Revenue is recognized as or when services are provided (e.g., at time of an artist’s event) assuming collectability is probable. In some cases, the Company is reliant on the artist to report revenue generating activities. For certain artist services and expanded-rights contracts, collectability is not considered probable until notification is received from the artist’s management.
Licensing revenues represent royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and video games. In certain territories, the Company may also receive royalties when sound recordings are performed publicly through broadcast of music on television, radio and cable and in public spaces such as shops, workplaces, restaurants, bars and clubs. Licensing contracts are generally short term. For fixed-fee contracts, revenue is recognized at the point in time when control of the licensed content is transferred to the customer. Royalty based contracts are recognized as the underlying sales or usage occurs.
Music Publishing
Music Publishing acts as a copyright owner and/or administrator of the musical compositions and generates revenues related to the exploitation of musical compositions (as opposed to recorded music). Music publishers generally receive royalties from the use of the musical compositions in public performances, digital and physical recordings and in combination with visual images. Music publishing revenues are derived from five main sources: mechanical, performance, synchronization, digital and other.

Performance revenues are received when the musical composition is performed publicly through broadcast of music on television, radio and cable, live performance at a concert or other venue (e.g., arena concerts and nightclubs) and performance of musical compositions in staged theatrical productions. Digital revenues are generated with respect to the musical compositions being embodied in recordings licensed to digital streaming services and digital download services and for digital performance. Mechanical revenues are generated with respect to the musical compositions embodied in recordings sold in any physical format or configuration such as vinyl, CDs and DVDs. Synchronization revenues represent the right to use the composition in combination with visual images such as in films or television programs, television commercials and video games as well as from other uses such as in toys or novelty items and merchandise. Other revenues represent earnings for use in printed sheet music and other uses. Digital and synchronization revenue recognition is similar for both Recorded Music and Music Publishing, therefore refer to the discussion within Recorded Music.
Included in these revenue streams, excluding synchronization and other, are licenses with performing rights organizations or collecting societies (e.g., ASCAP, BMI, SESAC and GEMA), which are long-term contracts containing a single performance obligation, which is ongoing access to all intellectual property in an evolving content library. The most common form of consideration for these contracts is sales- and usage-based royalties. The collecting societies submit usage reports, typically with payment for royalties due, often on a quarterly or biannual reporting period, in arears. Royalties are recognized as the sale or usage occurs based upon usage reports and, when these reports are not available, royalties are estimated based on historical data, such as recent royalties reported, company-specific information with respect to changes in repertoire, industry information and other relevant trends. Also included in these revenue streams are smaller, short-term contracts for specified content, which generally involve a fixed fee. For fixed-fee contracts, revenue is recognized at the point in time when control of the license is transferred to the customer.
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
In determining the estimate of physical product sales that will be returned, management analyzes vendor sales of product, historical return trends, current economic conditions, changes in customer demand and commercial acceptance of the Company’s products. Based on this information, management reserves a percentage of each dollar of physical product sales that provide the customer with the right of return and records an asset for the value of the returned goods and liability for the amounts expected to be refunded.
Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers and a receivables aging analysis that determines the percent that has historically been uncollected by aged category. The time between the Company’s issuance of an invoice and payment due date is not significant; customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible.
Based on management’s analysis of sales returns, refund liabilities of $23 million and $28 million were established at September 30, 2019 and September 30, 2018, respectively.
Based on management’s analysis of uncollectible accounts, reserves of $17 million and $17 million were established at September 30, 2019 and September 30, 2018, respectively.
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
Deferred revenue increased $402 million during the twelve months ended September 30, 2019 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $159 million were recognized during the twelve months ended September 30, 2019 related to the balance of deferred revenue at October 1, 2018. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
The Company recognized revenue of $51 million from performance obligations satisfied in previous periods for the twelve month period ended September 30, 2019.
Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2019 are as follows (in millions):

	FY20	FY21	FY22	Thereafter	Total
	(in millions)
Remaining performance obligations	$142	$94	$7	$—	$243
Total	$142	$94	$7	$—	$243
4. Acquisition of EMP
On October 10, 2018, Warner Music Group Germany Holding GmbH (“WMG Germany”), a limited liability company under the laws of Germany and an indirect subsidiary of Warner Music Group Corp., closed its previously announced acquisition (the “Acquisition”) of certain shares of E.M.P. Merchandising Handelsgesellschaft mbH, a limited liability company under the laws of Germany, all of the share capital of MIG Merchandising Investment GmbH, a limited liability company under the laws of Germany (“MIG”), certain shares of Large Popmarchandising BVBA, a limited liability company under the laws of Belgium (“Large”) and each of EMP Merchandising Handelsgesellschaft mbH and MIG’s direct and indirect subsidiaries (the “Subsidiaries” and, together with EMP Merchandising Handelsgesellschaft mbH, MIG and Large, “EMP”) from funds associated with Sycamore Partners, pursuant to the Sale and Purchase Agreement, dated as of September 11, 2018, by and between SP Merchandising Holding GmbH & Co. KG, a limited partnership under the laws of Germany, and WMG Germany (“Acquisition Agreement”). The cash consideration paid at closing of the Acquisition was approximately €166 million, which reflects an agreed enterprise value of EMP of approximately €155 million (equivalent to approximately $180 million), as adjusted for, among other items, net debt and estimates of working capital of EMP. The final purchase price paid was determined to be €165 million after finalization of purchase price adjustments, including working capital and other items.
The Acquisition was accounted for in accordance with ASC 805, using the acquisition method of accounting. The assets and liabilities of EMP, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs (see Note 17 for additional information on fair value inputs). Determining the fair value of the assets acquired and liabilities assumed requires judgment and involved the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset useful lives and market multiples, among other items. The use of different estimates and judgments could yield materially different results.
The excess of the purchase price, over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets and deferred tax adjustments, has been recorded to goodwill. The resulting goodwill has been allocated to the Company’s Recorded Music reportable segment. The recognized goodwill will not be deductible for income tax purposes. Any impairment charges made in future periods associated with goodwill will not be tax deductible.

The table below presents (i) the Acquisition consideration as it relates to the acquisition of EMP by WMG Germany and (ii) the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of October 10, 2018 (in millions):

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
During fiscal 2019, the Company performed a preliminary allocation in the first and third quarters, which was finalized as of September 30, 2019. The acquisition accounting was based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired, including determination of the final working capital adjustment made pursuant to the mechanism set forth in the Acquisition Agreement.
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

	Fiscal Year Ended September 30, 2019	Fiscal Year Ended September 30, 2018
	(in millions)
Revenue	$4,480	$4,239
Operating income	356	215
Net income attributable to Warner Music Group Corp.	256	304
Actual results related to EMP included in the consolidated statement of operations for the twelve months ended September 30, 2019 relate to the transition period from October 10, 2018 to September 30, 2019 and consist of revenues of $240 million and operating income of $8 million.

5. Comprehensive (Loss) Income
Comprehensive (loss) income, which is reported in the accompanying consolidated statements of (deficit) equity, consists of net (loss) income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net (loss) income. For the Company, the components of other comprehensive loss primarily consist of foreign currency translation losses, minimum pension liabilities and deferred gains and losses on financial instruments designated as hedges under ASC 815, which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax benefit of $4 million:

	Foreign Currency Translation Loss	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balance at September 30, 2016	$(201)	$(17)	$—	$(218)
Other comprehensive income (a)	30	8	—	38
Amounts reclassified from accumulated other comprehensive income	—	(1)	—	(1)
Balance at September 30, 2017	$(171)	$(10)	$—	$(181)
Other comprehensive loss (a)	(13)	1	3	(9)
Balance at September 30, 2018	$(184)	$(9)	$3	$(190)
Other comprehensive loss (a)	(34)	(5)	(11)	(50)
Balance at September 30, 2019	$(218)	$(14)	$(8)	$(240)
______________________________________

(a)
Includes historical foreign currency translation related to certain intra-entity transactions that are no longer of a long-term investment nature of $0 million, $0 million and $(19) million during the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively.

6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2019	September 30, 2018
	(in millions)
Land	$12	$11
Buildings and improvements	186	109
Furniture and fixtures	25	11
Computer hardware and software	337	302
Construction in progress	20	42
Machinery and equipment	27	11
Gross Property, Plant and Equipment	$607	$486
Less accumulated depreciation	(307)	(257)
Net Property, Plant and Equipment	$300	$229

7. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2017	$1,221	$464	$1,685
Acquisitions	12	—	12
Other adjustments	(5)	—	(5)
Balance at September 30, 2018	$1,228	$464	$1,692
Acquisitions	89	—	89
Other adjustments	(20)	—	(20)
Balance at September 30, 2019	$1,297	$464	$1,761
The increase in goodwill during the fiscal year ended September 30, 2019 primarily relates to the EMP acquisition, which resulted in an increase in goodwill of $89 million. Please refer to Note 4 of our Consolidated Financial Statements for further discussion. The increase in goodwill during the fiscal year ended September 30, 2018 primarily relates to finalizing the purchase accounting allocation for the Spinnin’ Records acquisition, which resulted in an increase in goodwill of $10 million. The other adjustments during both the fiscal years ended September 30, 2019 and September 30, 2018 primarily represent foreign currency movements.
The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The performance of the annual fiscal 2019 impairment analysis did not result in an impairment of the Company’s goodwill.
Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	September 30, 2019	September 30, 2018
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$855	$870
Music publishing copyrights	26 years	1,539	1,540
Artist and songwriter contracts	13 years	841	864
Trademarks	18 years	53	12
Other intangible assets	7 years	59	26
Total gross intangible assets subject to amortization		3,347	3,312
Accumulated amortization		(1,624)	(1,461)
Total net intangible assets subject to amortization		1,723	1,851
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	151	154
Total net other intangible assets		$1,874	$2,005
The Company performs its annual indefinite-lived intangible assets impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s indefinite-lived intangible assets may not be recoverable. The performance of the annual fiscal 2019 impairment analysis did not result in an impairment of the Company’s indefinite-lived intangible assets.
The intangible balances presented include the final purchase accounting allocations resulting from the acquisitions of EMP and Spinnin’ Records for the fiscal years ended September 30, 2019 and September 30, 2018, respectively.

Amortization
Based on the amount of intangible assets subject to amortization at September 30, 2019, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ended September 30,
(in millions)
2020	$182
2021	181
2022	173
2023	138
2024	107
Thereafter	942
$1,723
The life of all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets primarily established in the accounting for the Merger and the PLG Acquisition.
8. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	September 30, 2019	September 30, 2018
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2023 (b)	1,313	1,310
5.625% Senior Secured Notes due 2022 (c)	—	246
5.000% Senior Secured Notes due 2023 (d)	298	297
4.125% Senior Secured Notes due 2024 (e)	336	399
4.875% Senior Secured Notes due 2024 (f)	218	247
3.625% Senior Secured Notes due 2026 (g)	488	—
5.500% Senior Notes due 2026 (h)	321	320
Total long-term debt, including the current portion (i)	$2,974	$2,819

(a)
Reflects $180 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $13 million and $8 million at September 30, 2019 and September 30, 2018, respectively. There were no loans outstanding under the Revolving Credit Facility at September 30, 2019 or September 30, 2018.

(b)
Principal amount of $1.326 billion less unamortized discount of $3 million and $4 million and unamortized deferred financing costs of $10 million and $12 million at September 30, 2019 and September 30, 2018, respectively.

(c)
On May 16, 2019, Acquisition Corp. redeemed the remaining $221 million of its outstanding 5.625% Senior Notes due 2022. The Company recorded a loss on extinguishment of debt of approximately $4 million as a result of the debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs.

(d)	Principal amount of $300 million less unamortized deferred financing costs of $2 million and $3 million at September 30, 2019 and September 30, 2018, respectively.

(e)
Face amount of €311 million and €345 million at September 30, 2019 and September 30, 2018, respectively. Above amounts represent the dollar equivalent of such note at September 30, 2019 and September 30, 2018. Principal amount of $340 million and $402 million less unamortized deferred financing costs of $4 million and $3 million at September 30, 2019 and September 30, 2018, respectively.

(f)	Principal amount of $220 million and $250 million less unamortized deferred financing costs of $2 million and $3 million at September 30, 2019 and September 30, 2018, respectively.

(g)
Face amount of €445 million at September 30, 2019. Above amounts represent the dollar equivalent of such note at September 30, 2019. Principal amount of $487 million, an additional issuance premium of $8 million, less unamortized deferred financing costs of $7 million at September 30, 2019.

(h)	Principal amount of $325 million less unamortized deferred financing costs of $4 million and $5 million at September 30, 2019 and September 30, 2018, respectively.

(i)
Principal amount of debt of $2.998 billion and $2.851 billion, an additional insurance premium of $8 million and nil, less unamortized discount of $3 million and $4 million and unamortized deferred financing costs of $29 million and $28 million at September 30, 2019 and September 30, 2018, respectively.

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
New Revolving Credit Agreement
On January 31, 2018, the Company entered into a new revolving credit agreement (the “Revolving Credit Agreement”) for its Revolving Credit Facility, and terminated its existing revolving credit agreement (the “Old Revolving Credit Agreement”). The Revolving Credit Agreement differs from the Old Revolving Credit Agreement in that it, among other things, reduces the interest rate margin applicable to the loans, extends the maturity date thereunder, provides for the option to increase the commitments under the Company’s then existing revolving credit agreement, provides for greater flexibility to amend and extend the Company’s then existing revolving credit agreement and create additional tranches thereunder, provides for greater flexibility over future amendments, increases the springing financial maintenance covenant to 4.75:1.00 and provides that the covenant shall not be tested unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $54 million and aligns the other negative covenants with those of the Senior Term Loan Credit Agreement. References to “Revolving Credit Facility” below in this Note 8 are to our new revolving credit facility.
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
Tender Offer and Notes Redemption
On March 14, 2018, Acquisition Corp. accepted for purchase in connection with the tender offer for the 6.750% Senior Notes that had been validly tendered and not validly withdrawn at or prior to 5:00 p.m., New York City time on March 13, 2018 thereby reducing the aggregate principal amount of the 6.750% Senior Notes by $523 million. Acquisition Corp. then issued a notice of redemption on March 14, 2018 with respect to the remaining $112 million of 6.750% Senior Notes outstanding that were not accepted for payment pursuant to the tender offer. Following payment of the 6.750% Senior Notes tendered at or prior to the expiration time, Acquisition Corp. deposited with the Trustee funds of $119 million to satisfy all obligations under the applicable indenture governing the 6.750% Senior Notes, including call premiums and interest through the date of redemption on April 15, 2018, for the remaining 6.750% Senior Notes not accepted for purchase in the tender offer. On April 15, 2018, Acquisition Corp. redeemed the remaining outstanding 6.750% Senior Notes. The Company recorded a loss on extinguishment of debt in connection with the tender offer of approximately $23 million as a result of the partial debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs in March 2018. The Company incurred an additional loss on extinguishment of approximately

$5 million in April 2018 related to the redemption on the remaining 6.750% Senior Notes, which represents the premium paid on early redemption and unamortized deferred financing costs.
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
3.625% Senior Secured Notes Offerings
On October 9, 2018, Acquisition Corp. issued and sold €250 million in aggregate principal amount of 3.625% Senior Secured Notes due 2026 (the “3.625% Secured Notes”). Net proceeds of the offering were used to pay the purchase price of the acquisition of EMP, to redeem €34.5 million of the 4.125% Secured Notes (as described below), purchase $30 million of the Company’s 4.875% Senior Secured Notes (as described above) on the open market and to redeem $26.55 million of the 5.625% Senior Secured Notes (as described below).
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

Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) subject to a zero floor, plus 1.75% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 0.75% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
The loans under the Senior Term Loan Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR”) subject to a zero floor, plus 2.125% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term Loan LIBOR, plus 1.00% per annum, plus, in each case, 1.125% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. Please refer to Note 14 of our Consolidated Financial Statements for further discussion.
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is January 31, 2023.
Maturities of Senior Notes and Senior Secured Notes
As of September 30, 2019, there are no scheduled maturities of notes until 2023, when $300 million is scheduled to mature. Thereafter, $1.372 billion is scheduled to mature.
Interest Expense, net
Total interest expense, net, was $142 million, $138 million and $149 million for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively. The weighted-average interest rate of the Company’s total debt was 4.3% at September 30, 2019, 4.7% at September 30, 2018 and 4.9% at September 30, 2017.
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
The reduction in U.S. federal corporate statutory tax rate from 35% to 21% was effective January 1, 2018. The Tax Act requires companies with a fiscal year that begins before and ends after the effective date of the rate change to calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending September 30, 2018, the Company’s U.S. federal statutory income tax rate was 24.5%. For the fiscal year ending September 30, 2019, the Company was subject to the U.S. federal corporate statutory tax rate of 21%.
The reduction in the U.S. federal corporate statutory tax rate required the Company to adjust its U.S. deferred tax assets and liabilities using the newly enacted tax rate of 21%. As a result, the Company recorded a U.S. income tax expense of $23 million for the reduction of its net U.S. deferred tax assets for the fiscal year ended September 30, 2018.

The Company has not recorded any income tax liability related to the one-time transition tax on accumulated foreign earnings (“Transition Tax”) due to an overall deficit in accumulated foreign earnings. GILTI, FDII and BEAT are effective for the Company’s fiscal year ending September 30, 2019. The Company has elected to recognize the GILTI impact in the specific period in which it occurs.
The domestic and foreign pretax income (loss) from continuing operations is as follows:

	Fiscal Year Ended September 30, 2019	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017
	(in millions)
Domestic	$84	$347	$(37)
Foreign	183	95	35
Total	$267	$442	$(2)
Current and deferred income tax expense (benefit) provided are as follows:

	Fiscal Year Ended September 30, 2019	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017
	(in millions)
Federal:
Deferred	(49)	91	(169)
Foreign:
Current (a)	74	58	41
Deferred	(18)	(26)	(12)
U.S. State:
Current	3	6	2
Deferred	(1)	1	(13)
Total	$9	$130	$(151)
______________________________________

(a)	Includes withholding taxes of $17 million, $15 million and $13 million for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively.
The differences between the U.S. federal statutory income tax rate of 21.0%, 24.5% and 35.0% for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively, and income taxes provided are as follows:

	Fiscal Year Ended September 30, 2019	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017
	(in millions)
Taxes on income at the U.S. federal statutory rate	$56	$108	$(1)
U.S. state and local taxes	2	7	3
Foreign income taxed at different rates, including withholding taxes	16	19	11
Increase in valuation allowance	1	4	18
Release of valuation allowance	(65)	(14)	(134)
Change in tax rates	(4)	23	(1)
Impact of GILTI and FDII	(4)	—	—
Intergroup transfer	—	(30)	—
Foreign currency losses on intra-entity loans	—	—	(59)
Non-deductible long term incentive plan	6	8	10
Other	1	5	2
Income tax expense (benefit)	$9	$130	$(151)
During the fiscal year ended September 30, 2019, the Company recognized a U.S. tax benefit of $59 million related to the release of a U.S. deferred tax valuation allowance. During the fiscal year ended September 30, 2018, the Company recognized a U.S. tax expense of $23 million related to the reduction of net U.S. deferred tax assets as a result of the Tax Act. In addition, the Company recognized a net tax benefit of $30 million related to a prior-year intergroup transfer. During the fiscal year ended September 30, 2017, the Company released $125 million of the U.S. valuation allowance related to U.S. tax attributes and recognized a U.S. tax benefit of $59 million related to foreign currency losses on intra-entity loans. The foreign currency loss was previously reported in accumulated other comprehensive loss as the intra-entity loans were previously considered long-term in nature.
For the fiscal years ended September 30, 2019 and September 30, 2018, the Company incurred losses in certain foreign territories and has offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. For the fiscal year ended September 30, 2019, the Company released $59 million of the U.S. valuation allowance related to foreign tax credit carryforwards. Significant components of the Company’s net deferred tax liabilities are summarized below:

	September 30, 2019	September 30, 2018
	(in millions)
Deferred tax assets:
Allowances and reserves	$27	$26
Employee benefits and compensation	79	86
Other accruals	17	56
Tax attribute carryforwards	203	314
Other	3	4
Total deferred tax assets	329	486
Valuation allowance	(91)	(206)
Net deferred tax assets	238	280
Deferred tax liabilities:
Intangible assets	(372)	(434)
Total deferred tax liabilities	(372)	(434)
Net deferred tax liabilities	$(134)	$(154)
During the three months ended September 30, 2019, the Company concluded that the positive evidence relating to the utilization of foreign tax credits outweighs the negative evidence with respect to a portion of the valuation allowance relating to its foreign tax credit carryovers. This positive evidence includes the utilization of the remaining net operating loss carryforward during the fiscal year ended September 30, 2019, the utilization of current year and carryforward foreign tax credits for the first time during the fiscal year ended September 30, 2019, projections of sufficient future taxable income and foreign source income and the reversal of future taxable temporary differences. As a result, the Company concluded that it is more likely than not that a substantial portion of the Company’s deferred tax assets relating to foreign tax credit carryforwards will be realized. Consequently, the Company released $59 million of its $133 million valuation allowance at September 30, 2018 relating to such deferred tax assets and recognized a corresponding U.S. tax benefit of $59 million during the quarter ended September 30, 2019.
Proposed regulations issued by the Internal Revenue Service in November 2018 may result in an increase in the amount of foreign tax credit carryforwards that are more likely than not to be realized and thus result in a further release of the Company’s valuation allowance for foreign tax credit carryforwards and a corresponding U.S. tax benefit in the period in which such regulations are enacted.
Of the valuation allowance of $91 million at September 30, 2019, $49 million relates to U.S. tax attributes, of which $33 million relates to foreign tax credit carryforwards, $12 million relates to U.S. state net operating loss carryforwards and $4 million relates to outside basis differences in investments.
At September 30, 2019, the Company has no remaining U.S. federal tax net operating loss carryforwards. The Company also has tax net operating loss carryforwards, with no expiration date, in the U.K., France and Spain of $11 million, $88 million and $32 million, respectively, and other tax net operating loss carryforwards in state, local and foreign jurisdictions that expire in various periods. In addition, the Company has foreign tax credit carryforwards for U.S. tax purposes of $120 million. The U.S. foreign tax credits will begin to expire in fiscal year 2020.
Deferred income taxes have not been recorded on indefinitely reinvested earnings of certain foreign subsidiaries of approximately $206 million at September 30, 2019. Distribution of these earnings may result in foreign withholding taxes and U.S. state taxes.  However, variables existing if and when remittance occurs make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.

The Company classifies interest and penalties related to uncertain tax position as a component of income tax expense. As of September 30, 2019 and September 30, 2018, the Company had accrued $3 million and $2 million of interest and penalties, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, are as follows (in millions):

Balance at September 30, 2016	$30
Additions for current year tax positions	2
Additions for prior year tax positions	1
Subtractions for prior year tax positions	(14)
Balance at September 30, 2017	$19
Additions for current year tax positions	3
Additions for prior year tax positions	3
Subtractions for prior year tax positions	(7)
Balance at September 30, 2018	$18
Additions for prior year tax positions	1
Subtractions for prior year tax positions	(7)
Balance at September 30, 2019	$12
Included in the total unrecognized tax benefits at September 30, 2019 and September 30, 2018 are $12 million and $18 million, respectively, that if recognized, would reduce the effective income tax rate. The Company’s gross unrecognized tax benefits decreased during the fiscal year ended September 30, 2019 by $7 million primarily due to a tax settlement in Germany and statute lapses. The Company has determined that is reasonably possible that its existing reserve for uncertain tax positions as of September 30, 2019 could decrease by up to approximately $1 million related to various ongoing audits and settlement discussions in various foreign jurisdictions.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company has completed tax audits in the U.S. for tax years ended through September 30, 2013, in the U.K. for the tax years ended through September 30, 2016, in Canada for tax years ended through September 30, 2013, in Germany for the tax years ended through September 30, 2009 and in Japan for the tax years ended through September 30, 2012. The Company is at various stages in the tax audit process in certain foreign and local jurisdictions.
10. Employee Benefit Plans
Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $82 million and $73 million as of September 30, 2019 and September 30, 2018, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had unfunded pension liabilities relating to these plans of approximately $56 million and $50 million recorded in its balance sheets as of September 30, 2019 and September 30, 2018, respectively. The Company uses a September 30 measurement date for its plans. For each of the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, pension expense amounted to $4 million.
Certain employees also participate in defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $6 million for the fiscal year ended September 30, 2019, $5 million for the fiscal year ended September 30, 2018 and $5 million for the fiscal year ended September 30, 2017.
11. Share-Based Compensation Plans
Effective January 1, 2013, eligible individuals were invited to participate in the Senior Management Free Cash Flow Plan (as amended, the “Plan”). Eligible individuals include any employee, consultant or officer of the Company or any of its affiliates, who is selected by the Company’s Compensation Committee to participate in the Plan. In 2017, the Company’s Compensation Committee invited two additional employees to participate in the Plan. Under the Plan, participants are allocated a specific portion of the Company’s free cash flow to use to purchase the equivalent of Company stock through the acquisition of deferred equity units. Participants also receive a grant of profit interests in a purposely established LLC holding company (the “LLC”) that represent an economic entitlement to future appreciation over an equivalent number of shares of Company stock (“matching units”). The

Company’s board of directors authorized the issuance of up to 82.1918 shares of the Company’s common stock pursuant to the Plan, 41.0959 in respect of deferred equity units and 41.0959 in respect of matching units, as adjusted in accordance with the Plan. The LLC currently owns approximately 60 issued and outstanding shares. Each deferred equity unit is equivalent to 1/10,000 of a share of Company stock. The Company credits units to active participants each Plan year at the time that annual free cash flow bonuses for such Plan year are determined (although certain participants have already received their complete allocations) and may grant unallocated units under the Plan to certain members of current or future management. At the time that annual free cash flow bonuses for such Plan year are determined, a participant is credited a number of deferred equity units based on their respective allocation divided by the grant date intrinsic value and an equal number of the related matching units is vested. The redemption price of the deferred equity units equals the fair market value of a fractional share of the Company’s stock on the date of the settlement and the redemption price for the matching units equals the excess, if any, of the then fair market value of one Company fractional share over the grant date intrinsic value of one fractional share.
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
For accounting purposes, the grant date was established at the point the Company and the participant reached a mutual understanding of the key terms and conditions, in this case the date at which the participant accepted the invitation to participate in the Plan. For accounting purposes, deferred equity units are deemed to generally vest between one and seven years and matching equity units granted under the Plan are deemed to vest two years after the allocation to the participant’s account. The deferred and matching equity units have cash settlement dates that began in December 2018. Upon the scheduled settlement in December 2018, the Company settled 4,395.54 deferred equity units, including special deferred equity units, in cash totaling approximately $1 million, 86,496.04 in Company fractional shares (which were contributed to the LLC in exchange for Class A units of the LLC) with an estimated value of $26 million and 4,553.50 matching equity units in cash totaling approximately $1 million. The deferred units will be settled at the participant’s election for cash equal to the fair market value of one fractional company share or a fractional company share. The matching units will be settled for cash equal to the redemption price or fractional company shares of equivalent value. At the end of the applicable redemption period, all outstanding units become mandatorily redeemable at the then redemption price. Due to this mandatory redemption clause, the Company has classified the awards under the Plan as liability awards. As of September 30, 2019, total liabilities for the vested portion of the plan is $211 million, of which $108 million is eligible for redemption in fiscal 2020 and, therefore a current liability. Dividend distributions, if any, are also paid out on vested deferred equity units and are calculated on the same basis as the Company’s common shares. The Company has applied a graded (tranche-by-tranche) attribution method and expenses share-based compensation on an accelerated basis over the vesting period of the share award.
The following is a summary of the Company’s share awards:

	Deferred Equity Units	Matching Equity Units	Deferred Equity Units Weighted-Average Intrinsic Value	Matching Equity Units Weighted-Average Intrinsic Value	Deferred Equity Units Weighted-Average Grant-Date Intrinsic Value	Matching Equity Units Weighted-Average Grant-Date Intrinsic Value
Unvested units at September 30, 2017	13	36	$241.75	$111.23	$140.04	$—
Granted	—	—	—	—	—	—
Vested	(7)	(9)	304.22	193.83	133.05	—
Forfeited	—	—	—	—	—	—
Unvested units at September 30, 2018	6	27	$304.22	$167.15	$148.69	$—
Granted	—	—	—	—	—	—
Vested	(2)	(13)	367.96	243.41	147.26	—
Forfeited	—	—	—	—	—	—
Unvested units at September 30, 2019	4	14	$367.96	$219.73	$149.45	$—
The weighted-average grant date intrinsic value of deferred equity unit awards for the fiscal year ended September 30, 2019 was $149.45. The fair value of these deferred equity units at September 30, 2019 was $367.96. The weighted-average grant date intrinsic value of deferred equity unit awards for the fiscal year ended September 30, 2018 was $148.69. The fair value of these deferred equity units at September 30, 2018 was $304.22. The weighted-average grant date intrinsic value of deferred equity unit awards for the fiscal year ended September 30, 2017 was $140.04. The fair value of these deferred equity units at September 30, 2017 was $241.75.
Compensation Expense
The Company recognized non-cash share-based compensation expense of $50 million, free cash flow compensation expense of $15 million and dividend expense related to the equity units of $7 million for the fiscal year ended September 30, 2019. The Company recognized non-cash share-based compensation expense of $62 million, free cash flow compensation expense of $19 million and dividend expense related to the equity units of $27 million for the fiscal year ended September 30, 2018. The Company recognized non-cash share-based compensation expense of $70 million, free cash flow compensation expense of $30 million and dividend expense related to the equity units of $2 million for the fiscal year ended September 30, 2017.
In addition, at September 30, 2019, September 30, 2018 and September 30, 2017, the Company had approximately $16 million, $18 million and $34 million, respectively, of unrecognized compensation costs related to its unvested share awards. As of September 30, 2019, the remaining weighted-average period over which total compensation related to unvested awards is expected to be recognized is 1 year.
12. Related Party Transactions
Management Agreement
Upon completion of the Merger, the Company and Holdings entered into the Management Agreement, dated as of the Merger Closing Date, pursuant to which Access provides the Company and its subsidiaries with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company pays to Access an annual fee and reimburses Access for certain expenses incurred performing services under the agreement. The annual fee is payable quarterly. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement.
Such costs incurred by the Company were approximately $11 million, $16 million and $9 million for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively. Such amounts have been included as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.
Lease Arrangements with Related Parties
On March 29, 2019, an affiliate of Access acquired the Ford Factory Building, located on 777 S. Santa Fe Avenue in Los Angeles, California from an unaffiliated third party. The building is the Company’s new Los Angeles, California headquarters and as such, the Company is the sole tenant of the building acquired by Access. The existing lease agreement was assumed by Access upon purchase of the building and was not modified as a result of the purchase. Rental payments by the Company under the existing lease total approximately $12 million per year, subject to annual fixed increases. The remaining lease term is approximately 11 years, after which the Company may exercise a single option to extend the term of the lease for 10 years thereafter.
On July 15, 2016, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Cooper Investment Partners LLC, for the use of office space in the Company’s corporate headquarters at 1633 Broadway, New York, New York. The license fee of $16,967.21 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. For the fiscal year ended September 30, 2019, an immaterial amount was recorded as rental income. The space is occupied by Cooper Investment Partners LLC, which is a private equity fund that pursues a wide range of investment opportunities. Mr. Cooper, CEO and director of the Company, is the Managing Partner of Cooper Investment Partners LLC.
On August 13, 2015, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Access for the use of office space in the Company’s corporate headquarters at 1633 Broadway, New York, New York. The license fee of $2,775 per month, plus an IT support fee of $1,000 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. For the fiscal year ended September 30, 2019, an immaterial amount was recorded as rental income. The space is occupied by The Blavatnik Archive, which is dedicated to the discovery and preservation of historically distinctive and visually compelling artifacts, images and stories that contribute to the study of 20th century Jewish, WWI and WWII history.

On July 29, 2014, AI Wrights Holdings Limited, an affiliate of Access, entered into a lease and related agreements with Warner Chappell Music Limited and WMG Acquisition (UK) Limited, subsidiaries of the Company, for the lease of 27 Wrights Lane, Kensington, London. The Company had been the tenant of the building which Access acquired. Subsequent to the change in ownership, the parties entered into the lease and related agreements pursuant to which, on January 1, 2015, the rent was increased to £3,460,250 per year and the term was extended for an additional five years from December 24, 2020 to December 24, 2025, with a market rate rent review beginning December 25, 2020.
License Agreements with Deezer
Access owns a controlling equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. Subsidiaries of the Company have been a party to license arrangements with Deezer since 2008, which provide for the use of the Company’s sound recordings on Deezer’s ad-supported and subscription streaming services worldwide (excluding Japan) in exchange for fees paid by Deezer.  The Company has also authorized Deezer to include the Company’s sound recordings in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to the Company. Deezer paid to the Company an aggregate amount of approximately $49 million in connection with the foregoing arrangements during the fiscal year ended September 30, 2019. In addition, in connection with these arrangements, (i) the Company was issued, and currently holds, warrants to purchase shares of Deezer S.A. and (ii) the Company purchased a small number of shares of Deezer S.A., which collectively represent a small minority interest in Deezer S.A. The Company also has various publishing agreements with Deezer. Warner Chappell has licenses with Deezer for use of repertoire on the service in Europe, which the Company refers to as a PEDL license (referencing the Company’s Pan European Digital Licensing initiative), and for territories in Latin America. For the PEDL and Latin American licenses for the fiscal year ended September 30, 2019, Deezer paid the Company an additional approximately $1 million. Deezer also licenses other publishing rights controlled by Warner Chappell through statutory licenses or through various collecting societies.
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
Music Publishing Agreement
Val Blavatnik (the son of our director and controlling shareholder, Len Blavatnik) entered into a music publishing contract with Warner-Tamerlane Publishing Corp., dated September 7, 2018, pursuant to which, in fiscal 2019, he was paid $162,500 in advances recoupable from royalties otherwise payable to him from the licensing of musical compositions written or co-written by him.
Loan Agreement with Max Lousada
On April 16, 2018, the Company loaned $227,000 to Mr. Lousada in exchange for a promissory note. Mr. Lousada was obligated to repay this loan upon the earliest of specified events, including April 30, 2019, termination of his employment, the event of a default (as specified therein) or if the Company or one of its affiliates becomes an issuer of publicly traded stock. Mr. Lousada repaid this loan prior to April 30, 2019.
13. Commitments and Contingencies
Leases
The Company occupies various facilities and uses certain equipment under operating leases. Net rent expense was approximately $84 million, $80 million and $62 million for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively.

At September 30, 2019, future minimum payments under non-cancelable operating leases are as follows:

Years	Operating Leases
(in millions)
2020	$52
2021	49
2022	48
2023	47
2024	45
Thereafter	207
Total	$448
The future minimum payments reflect the amounts owed under lease arrangements and do not include any fair market value adjustments that would have been recorded as a result of the Merger.
Talent Advances
The Company routinely enters into long-term commitments with recording artists, songwriters and publishers for the future delivery of music. Such commitments generally become due only upon delivery and Company acceptance of albums from the recording artists or future musical compositions from songwriters and publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, aggregate firm commitments to such talent approximated $428 million and $340 million as of September 30, 2019 and September 30, 2018, respectively.
Other
Other off-balance sheet, firm commitments, which primarily include minimum funding commitments to investees, amounted to approximately $10 million and $4 million at September 30, 2019 and September 30, 2018, respectively.
Litigation
SiriusXM
On September 11, 2013, the Company joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against SiriusXM Radio Inc., alleging copyright infringement for SiriusXM’s use of pre-1972 sound recordings under California law. A nation-wide settlement was reached on June 17, 2015 pursuant to which SiriusXM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice. The settlement resolved all past claims as to SiriusXM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enabled SiriusXM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017. The allocation of the settlement proceeds among the plaintiffs was determined and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $28 million was recognized in revenue during the 2016 fiscal year and $4 million was recognized in revenue during the 2017 fiscal year. The balance of $1 million was recognized in the first quarter of the 2018 fiscal year. The Company is sharing its allocation of the settlement proceeds with its artists on the same basis as statutory revenue from SiriusXM is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.
As part of the settlement, plaintiffs agreed to negotiate in good faith to grant SiriusXM a license to publicly perform the plaintiffs’ pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022. Pursuant to the settlement, if the parties were unable to reach an agreement on license terms, the royalty rate for each license would be determined by binding arbitration on a willing buyer/willing seller standard. On December 21, 2017, SiriusXM commenced a single arbitration against all of the plaintiffs in California through JAMS to determine the rate for the five-year period. On May 1, 2018, the Company filed a lawsuit against SiriusXM in New York state court to stay the California arbitration and to compel a separate arbitration in New York solely between SiriusXM and the Company. On August 23, 2018, the Company filed a Stipulation of Discontinuance without Prejudice as to the New York state court action after SiriusXM agreed to participate in a separate arbitration with the Company in New York if the parties were unable to reach an agreement on pre-1972 license terms. On March 28, 2019, the Company and SiriusXM entered into an agreement granting SiriusXM a license to publicly perform the Company’s pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.

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
The Company enters into foreign currency forward exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to its U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad may be adversely affected by changes in foreign currency exchange rates. The Company focuses on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on its major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone. The foreign currency forward exchange contracts related to royalties are designated and qualify as cash flow hedges under the criteria prescribed in ASC 815. The Company records these contracts at fair value on its balance sheet and gains or losses on these contracts are deferred in equity (as a component of comprehensive loss). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in the consolidated statement of operations.
The Company may at times choose to hedge foreign currency risk associated with financing transactions such as third-party debt and other balance sheet items. The foreign currency forward exchange contracts related to balance sheet items denominated in foreign currency are reviewed on a contract-by-contract basis and are designated accordingly. If these foreign currency forward exchange contracts do not qualify for hedge accounting, then the Company records these contracts at fair value on its balance sheet and the related gains and losses are immediately recognized in the consolidated statement of operations where there is an equal and offsetting entry related to the underlying exposure.
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
The Company’s hedged interest rate transactions as of September 30, 2019 are expected to be recognized within five years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 17. Interest income or expense related to interest rate swaps is recognized in interest income, net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income/(expense), net in the period measured.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
As of September 30, 2019, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2018, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.
As of September 30, 2019,     the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $8 million of unrealized deferred losses in comprehensive income related to the interest rate swaps. As of September 30, 2018, the Company had outstanding $320 million in pay-fixed receive-variable interest rate swaps with $3 million of unrealized deferred gains in comprehensive income related to the interest rate swaps.
The pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income and the Consolidated Statement of Comprehensive Income during the twelve months ended September 30, 2019 was $11 million, net. The pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income and the Consolidated Statement of Comprehensive Income during the twelve months ended September 30, 2018 was $4 million.
The following is a summary of amounts recorded in the Consolidated Balance Sheets pertaining to the Company’s designated cash flows hedges at September 30, 2019 and September 30, 2018:

	September 30, 2019 (a)	September 30, 2018 (b)
	(in millions)
Other noncurrent assets	$2	$4
Other noncurrent liabilities	(13)	—
______________________________________

(a)	$2 million and $13 million of interest rate swaps in asset and liability positions, respectively.

(b)	$4 million of interest rate swap in an asset position.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
2019
Revenues	$3,840	$643	$(8)	$4,475
Operating income (loss)	439	92	(175)	356
Amortization of intangible assets	139	69	—	208
Depreciation of property, plant and equipment	45	5	11	61
OIBDA	623	166	(164)	625
Total assets	2,217	2,581	1,219	6,017
Capital expenditures	29	3	72	104
2018
Revenues	$3,360	$653	$(8)	$4,005
Operating income (loss)	307	84	(174)	217
Amortization of intangible assets	138	68	—	206
Depreciation of property, plant and equipment	35	7	13	55
OIBDA	480	159	(161)	478
Total assets	1,999	2,423	922	5,344
Capital expenditures	20	3	51	74
2017
Revenues	$3,020	$572	$(16)	$3,576
Operating income (loss)	283	81	(142)	222
Amortization of intangible assets	136	65	—	201
Depreciation of property, plant and equipment	32	6	12	50
OIBDA	451	152	(130)	473
Capital expenditures	21	5	18	44
Revenues relating to operations in different geographical areas are set forth below for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017. Total assets relating to operations in different geographical areas are set forth below as of September 30, 2019 and September 30, 2018.

	2019		2018		2017
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue
	(in millions)
United States	$1,956	$201	$1,754	$156	$1,587
United Kingdom	596	20	593	23	522
All other territories	1,923	79	1,658	50	1,467
Total	$4,475	$300	$4,005	$229	$3,576
Customer Concentration
In the fiscal year ended September 30, 2019, the Company had two customers, Spotify and Apple, that individually represented 10% or more of total revenues, whereby Spotify represented 14%, and Apple represented 13% of total revenues. In the fiscal year ended September 30, 2018, the Company had two customers, Apple and Spotify, that individually represented 10% or more of total revenues, whereby Apple represented 15%, and Spotify represented 14% of total revenues. In the fiscal year ended September 30, 2017, the Company had one customer, Apple, that individually represented 14% of total revenues. These customers’ revenues are included in both the Company’s Recorded Music and Music Publishing segments and the Company expects that the Company’s license agreements with these customers will be renewed in the normal course of business.

16. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $138 million, $148 million and $138 million during the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively. The Company paid approximately $63 million, $49 million and $40 million of foreign income and withholding taxes, net of refunds, for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively.
Dividends
The Company’s ability to pay dividends is restricted by covenants in the indentures governing its notes and in the credit agreements for the Senior Term Loan Facility and the Revolving Credit Facility.
On September 23, 2019, the Company’s board of directors declared a cash dividend of $206.25 million which was paid to stockholders on October 4, 2019 and recorded as an accrual as of September 30, 2019. For fiscal year 2019, the Company paid an aggregate of $93.75 million in cash dividends to stockholders. For fiscal year 2018, the Company paid an aggregate of $925 million in cash dividends to stockholders, which reflected proceeds from the sale of Spotify shares acquired in the ordinary course of business. For fiscal year 2017, the Company paid an aggregate of $84 million in cash dividends to stockholders.
In the first quarter of fiscal year 2019, the Company instituted a regular quarterly dividend policy whereby it intends to pay a modest regular quarterly dividend in each fiscal quarter and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. The declaration of each dividend will continue to be at the discretion of the Board.
Spotify Share Sale
During the fiscal year ended September 30, 2018, the Company sold all of its shares of common stock in Spotify Technology S.A. (“Spotify”) for cash proceeds of $504 million. In February 2016, the Company publicly announced that it would pay royalties in connection with these proceeds. The sale of shares resulted in an estimated pre-tax gain, net of the estimated royalty expense and other related costs, of $382 million, which was recorded as other income (expense) for the fiscal year ended September 30, 2018. As of September 30, 2018, the estimated royalty expense and other related costs had been accrued, and were subsequently paid. The processing of the royalty expense resulted in advance recoveries of previously expensed royalty advances. The Company calculated the advance recoveries to be $12 million, and recorded these advance recoveries as a credit within operating expense for the fiscal year ended September 30, 2018. The Company also recorded estimated tax expense of $77 million associated with the net income on the sale of shares in fiscal year ended September 30, 2018.
Additionally, the cash proceeds received in connection with the sale of shares have been reflected as an investing activity on the statement of cash flows within proceeds from the sale of investments for the fiscal year ended September 30, 2018.
17. Fair Value Measurements
ASC 820, Fair Value Measurement (“ASC 820”) defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.
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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2019 and September 30, 2018.

	Fair Value Measurements as of September 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	$—	$—	$9	$9
Other Non-Current Assets:
Equity Method Investment (c)	—	40	—	40
Interest Rate Swap (b)	—	2	—	2
Other Non-Current Liabilities:
Interest Rate Swap (b)	—	(13)	—	(13)
Total	$—	$29	$9	$38

	Fair Value Measurements as of September 30, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	$—	$—	$(2)	$(2)
Other Noncurrent Assets
Interest Rate Swaps	—	4	—	4
Other Non-Current Liabilities:
Contractual Obligations (a)	—	—	(6)	(6)
Total	$—	$4	$(8)	$(4)

(a)
This represents purchase obligations and contingent consideration related to the Company’s various acquisitions. This is based on a probability weighted performance approach and it is adjusted to fair value on a recurring basis and any adjustments are included as a component of operating income in the consolidated statements of operations. These amounts were mainly calculated using unobservable inputs such as future earnings performance of the Company’s various acquisitions and the expected timing of the payment.

(b)
The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of September 30, 2019 for contracts involving the same attributes and maturity dates.

(c)
The fair value of equity method investment represents an equity method investment acquired during the fiscal year ended September 30, 2019 whereby the Company has elected the fair value option under ASC 825, Financial Instruments (“ASC 825”). The valuation is based upon quoted prices in active markets and model-based valuation techniques to determine fair value.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2018	$(8)
Additions	(2)
Payments	1
Balance at September 30, 2019	$(9)
The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the asset is written down to its fair value. In addition, an impairment analysis is performed at least annually for goodwill and indefinite-lived intangible assets.
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. Beginning in October 2018, the Company prospectively adopted a new accounting standard on the accounting for equity investments that do not have readily determinable fair values. Refer to Note 2, “Summary of Significant Accounting Policies,” for further details. Under the new standard, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the fiscal year ended September 30, 2019. In addition, there were no observable price changes events that were completed during the fiscal year ended September 30, 2019.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2019, the fair value of the Company’s debt was $3.080 billion. Based on the level of interest rates prevailing at September 30, 2018, the fair value of the Company’s debt was $2.862 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

WARNER MUSIC GROUP CORP.
2019 QUARTERLY FINANCIAL INFORMATION
(unaudited)
The following table sets forth the quarterly information for Warner Music Group Corp.

	Three months ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
	(in millions)
Revenues	$1,124	$1,058	$1,090	$1,203
Costs and expenses:
Cost of revenue	(639)	(577)	(559)	(626)
Selling, general and administrative expenses (a)	(408)	(372)	(354)	(376)
Amortization expense	(48)	(51)	(55)	(54)
Total costs and expenses	(1,095)	(1,000)	(968)	(1,056)
Operating income	29	58	122	147
Loss on extinguishment of debt	—	(4)	—	(3)
Interest expense, net	(34)	(36)	(36)	(36)
Other income (expense)	19	(16)	29	28
Income before income taxes	14	2	115	136
Income tax benefit (expense)	77	12	(48)	(50)
Net income	91	14	67	86
Less: Income attributable to noncontrolling interest	(1)	(1)	—	—
Net income attributable to Warner Music Group Corp.	$90	$13	$67	$86

(a) Includes depreciation expense of:	$(18)	$(15)	$(14)	$(14)
Quarterly operating results can be disproportionately affected by a particularly strong or weak quarter. Therefore, these quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WARNER MUSIC GROUP CORP.
2018 QUARTERLY FINANCIAL INFORMATION
(unaudited)
The following table sets forth the quarterly information for Warner Music Group Corp.

	Three months ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
	(in millions)
Revenues	$1,039	$958	$963	$1,045
Costs and expenses:
Cost of revenue	(583)	(531)	(488)	(569)
Selling, general and administrative expenses (a)	(398)	(343)	(337)	(333)
Amortization expense	(42)	(56)	(55)	(53)
Total costs and expenses	(1,023)	(930)	(880)	(955)
Operating income	16	28	83	90
Loss on extinguishment of debt	—	(7)	(23)	(1)
Interest expense, net	(33)	(33)	(36)	(36)
Other income (expense)	2	394	(6)	4
(Loss) income before income taxes	(15)	382	18	57
Income tax benefit (expense)	2	(61)	(19)	(52)
Net (loss) income	(13)	321	(1)	5
Less: Income attributable to noncontrolling interest	(1)	(1)	(2)	(1)
Net (loss) income attributable to Warner Music Group Corp.	$(14)	$320	$(3)	$4

(a) Includes depreciation expense of:	$(14)	$(15)	$(14)	$(12)
Quarterly operating results can be disproportionately affected by a particularly strong or weak quarter. Therefore, these quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WARNER MUSIC GROUP CORP.
Supplementary Information
Consolidating Financial Statements
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of September 30, 2019 Acquisition Corp. had issued and outstanding the 5.000% Senior Secured Notes due 2023, the 4.125% Senior Secured Notes due 2024, the 4.875% Senior Secured Notes due 2024, the 3.625% Senior Secured Notes due 2026 and the 5.500% Senior Notes due 2026 (together, the “Acquisition Corp. Notes”).
The Acquisition Corp. Notes are guaranteed by the Company and, in addition, are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The secured notes are guaranteed on a senior secured basis and the unsecured notes are guaranteed on an unsecured senior basis. The Company’s guarantee of the Acquisition Corp. Notes is full and unconditional.  The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The following condensed consolidating financial statements are also presented for the information of the holders of the Acquisition Corp. Notes and present the results of operations, financial position and cash flows of (i) Acquisition Corp., which is the issuer of the Acquisition Corp. Notes, (ii) the guarantor subsidiaries of Acquisition Corp., (iii) the non-guarantor subsidiaries of Acquisition Corp. and (iv) the eliminations necessary to arrive at the information for Acquisition Corp. on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on Acquisition Corp.’s ability to obtain funds from any of its wholly-owned subsidiaries through dividends, loans or advances.
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, the ability of the Company and Holdings to obtain funds from their subsidiaries is restricted by the indentures for the Acquisition Corp. Notes and the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility and the Senior Term Loan Facility.

Consolidating Balance Sheet
September 30, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets
Current assets:
Cash and equivalents	$—	$386	$233	$—	$619	$—	$—	$—	$619
Accounts receivable, net	—	334	441	—	775	—	—	—	775
Inventories	—	11	63	—	74	—	—	—	74
Royalty advances expected to be recouped within one year	—	112	58	—	170	—	—	—	170
Prepaid and other current assets	—	12	41	—	53	—	—	—	53
Total current assets	—	855	836	—	1,691	—	—	—	1,691
Due from (to) parent companies	458	(531)	73	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,272	2,567	—	(4,839)	—	878	878	(1,756)	—
Royalty advances expected to be recouped after one year	—	137	71	—	208	—	—	—	208
Property, plant and equipment, net	—	200	100	—	300	—	—	—	300
Goodwill	—	1,370	391	—	1,761	—	—	—	1,761
Intangible assets subject to amortization, net	—	884	839	—	1,723	—	—	—	1,723
Intangible assets not subject to amortization	—	71	80	—	151	—	—	—	151
Deferred tax assets, net	—	30	8	—	38	—	—	—	38
Other assets	7	115	23	—	145	—	—	—	145
Total assets	$2,737	$5,698	$2,421	$(4,839)	$6,017	$878	$878	$(1,756)	$6,017
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$160	$100	$—	$260	$—	$—	$—	$260
Accrued royalties	4	813	750	—	1,567	—	—	—	1,567
Accrued liabilities	—	266	226	—	492	—	—	—	492
Accrued interest	34	—	—	—	34	—	—	—	34
Deferred revenue	—	42	138	—	180	—	—	—	180
Other current liabilities	—	221	65	—	286	—	—	—	286
Total current liabilities	38	1,502	1,279	—	2,819	—	—	—	2,819
Long-term debt	2,974	—	—	—	2,974	—	—	—	2,974
Deferred tax liabilities, net	—	—	172	—	172	—	—	—	172
Other noncurrent liabilities	14	200	107	—	321	—	—	—	321
Total liabilities	3,026	1,702	1,558	—	6,286	—	—	—	6,286
Total Warner Music Group Corp. (deficit) equity	(289)	3,992	847	(4,839)	(289)	878	878	(1,756)	(289)
Noncontrolling interest	—	4	16	—	20	—	—	—	20
Total equity	(289)	3,996	863	(4,839)	(269)	878	878	(1,756)	(269)
Total liabilities and equity	$2,737	$5,698	$2,421	$(4,839)	$6,017	$878	$878	$(1,756)	$6,017

Consolidating Balance Sheet
September 30, 2018

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets
Current assets:
Cash and equivalents	$—	$169	$345	$—	$514	$—	$—	$—	$514
Accounts receivable, net	—	262	185	—	447	—	—	—	447
Inventories	—	18	24	—	42	—	—	—	42
Royalty advances expected to be recouped within one year	—	79	44	—	123	—	—	—	123
Prepaid and other current assets	—	15	35	—	50	—	—	—	50
Total current assets	—	543	633	—	1,176	—	—	—	1,176
Due from (to) parent companies	488	(214)	(274)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,018	2,192	—	(4,210)	—	675	675	(1,350)	—
Royalty advances expected to be recouped after one year	—	93	60	—	153	—	—	—	153
Property, plant and equipment, net	—	155	74	—	229	—	—	—	229
Goodwill	—	1,370	322	—	1,692	—	—	—	1,692
Intangible assets subject to amortization, net	—	956	895	—	1,851	—	—	—	1,851
Intangible assets not subject to amortization	—	71	83	—	154	—	—	—	154
Deferred tax assets, net	—	—	11	—	11	—	—	—	11
Other assets	12	55	11	—	78	—	—	—	78
Total assets	$2,518	$5,221	$1,815	$(4,210)	$5,344	$675	$675	$(1,350)	$5,344
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$200	$81	$—	$281	$—	$—	$—	$281
Accrued royalties	—	869	527	—	1,396	—	—	—	1,396
Accrued liabilities	—	195	228	—	423	—	—	—	423
Accrued interest	31	—	—	—	31	—	—	—	31
Deferred revenue	—	94	114	—	208	—	—	—	208
Other current liabilities	—	2	32	—	34	—	—	—	34
Total current liabilities	31	1,360	982	—	2,373	—	—	—	2,373
Long-term debt	2,819	—	—	—	2,819	—	—	—	2,819
Deferred tax liabilities, net	—	3	162	—	165	—	—	—	165
Other noncurrent liabilities	2	197	108	—	307	—	—	—	307
Total liabilities	2,852	1,560	1,252	—	5,664	—	—	—	5,664
Total Warner Music Group Corp. (deficit) equity	(334)	3,656	554	(4,210)	(334)	675	675	(1,350)	(334)
Noncontrolling interest	—	5	9	—	14	—	—	—	14
Total equity	(334)	3,661	563	(4,210)	(320)	675	675	(1,350)	(320)
Total liabilities and equity	$2,518	$5,221	$1,815	$(4,210)	$5,344	$675	$675	$(1,350)	$5,344

Consolidating Statement of Operations
For The Fiscal Year Ended September 30, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$2,041	$2,804	$(370)	$4,475	$—	$—	$—	$4,475
Costs and expenses:
Cost of revenue	—	(1,109)	(1,603)	311	(2,401)	—	—	—	(2,401)
Selling, general and administrative expenses	—	(765)	(804)	59	(1,510)	—	—	—	(1,510)
Amortization of intangible assets	—	(97)	(111)	—	(208)	—	—	—	(208)
Total costs and expenses	—	(1,971)	(2,518)	370	(4,119)	—	—	—	(4,119)
Operating income	—	70	286	—	356	—	—	—	356
Loss on extinguishment of debt	(7)	—	—	—	(7)	—	—	—	(7)
Interest expense, net	(71)	(50)	(21)	—	(142)	—	—	—	(142)
Equity gains from consolidated subsidiaries	311	185	—	(496)	—	256	256	(512)	—
Other income (expense), net	32	56	(28)	—	60	—	—	—	60
Income before income taxes	265	261	237	(496)	267	256	256	(512)	267
Income tax (expense) benefit	(9)	12	(51)	39	(9)	—	—	—	(9)
Net income	256	273	186	(457)	258	256	256	(512)	258
Less: Income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Net income attributable to Warner Music Group Corp.	$256	$273	$184	$(457)	$256	$256	$256	$(512)	$256

Consolidating Statement of Operations
For The Fiscal Year Ended September 30, 2018

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$2,284	$2,245	$(524)	$4,005	$—	$—	$—	$4,005
Costs and expenses:
Cost of revenue	—	(1,090)	(1,442)	361	(2,171)	—	—	—	(2,171)
Selling, general and administrative expenses	—	(1,040)	(534)	163	(1,411)	—	—	—	(1,411)
Amortization of intangible assets	—	(96)	(110)	—	(206)	—	—	—	(206)
Total costs and expenses	—	(2,226)	(2,086)	524	(3,788)	—	—	—	(3,788)
Operating income	—	58	159	—	217	—	—	—	217
Loss on extinguishment of debt	(31)	—	—	—	(31)	—	—	—	(31)
Interest (expense) income, net	(116)	4	(26)	—	(138)	—	—	—	(138)
Equity gains from consolidated subsidiaries	207	122	—	(329)	—	307	307	(614)	—
Other income, net	377	7	10	—	394	—	—	—	394
Income before income taxes	437	191	143	(329)	442	307	307	(614)	442
Income tax expense	(130)	(130)	(39)	169	(130)	—	—	—	(130)
Net income	307	61	104	(160)	312	307	307	(614)	312
Less: Income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Net income attributable to Warner Music Group Corp.	$307	$60	$100	$(160)	$307	$307	$307	$(614)	$307

Consolidating Statement of Operations
For The Fiscal Year Ended September 30, 2017

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$1,978	$2,008	$(410)	$3,576	$—	$—	$—	$3,576
Costs and expenses:
Cost of revenue	—	(922)	(1,275)	266	(1,931)	—	—	—	(1,931)
Selling, general and administrative expenses	(1)	(900)	(464)	143	(1,222)	—	—	—	(1,222)
Amortization of intangible assets	—	(100)	(101)	—	(201)	—	—	—	(201)
Total costs and expenses	(1)	(1,922)	(1,840)	409	(3,354)	—	—	—	(3,354)
Operating income (loss)	(1)	56	168	(1)	222	—	—	—	222
Loss on extinguishment of debt	(35)	—	—	—	(35)	—	—	—	(35)
Interest (expense) income, net	(95)	2	(56)	—	(149)	—	—	—	(149)
Equity gains from consolidated subsidiaries	124	87	—	(210)	1	143	143	(286)	1
Other expense, net	(1)	(17)	(23)	—	(41)	—	—	—	(41)
(Loss) income before income taxes	(8)	128	89	(211)	(2)	143	143	(286)	(2)
Income tax benefit (expense)	151	154	(30)	(124)	151	—	—	—	151
Net income	143	282	59	(335)	149	143	143	(286)	149
Less: Income attributable to noncontrolling interest	—	(1)	(5)	—	(6)	—	—	—	(6)
Net income attributable to Warner Music Group Corp.	$143	$281	$54	$(335)	$143	$143	$143	$(286)	$143

Consolidating Statement of Comprehensive Income
For The Fiscal Year Ended September 30, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income	$256	$273	$186	$(457)	$258	$256	$256	$(512)	$258
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(34)	—	34	(34)	(34)	(36)	(36)	72	(34)
Deferred loss on derivative financial instruments	(11)	—	(11)	11	(11)	(11)	(11)	22	(11)
Minimum pension liability	(5)	—	—	—	(5)	(5)	(5)	10	(5)
Other comprehensive (loss) income, net of tax	(50)	—	23	(23)	(50)	(52)	(52)	104	(50)
Total comprehensive income	206	273	209	(480)	208	204	204	(408)	208
Less: Income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Comprehensive income attributable to Warner Music Group Corp.	$206	$273	$207	$(480)	$206	$204	$204	$(408)	$206

Consolidating Statement of Comprehensive Income
For The Fiscal Year Ended September 30, 2018

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income	$307	$61	$104	$(160)	$312	$307	$307	$(614)	$312
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(13)	—	13	(13)	(13)	(13)	(13)	26	(13)
Deferred gain on derivative financial instruments	3	—	3	(3)	3	3	3	(6)	3
Minimum pension liability	1	—	1	(1)	1	1	1	(2)	1
Other comprehensive (loss) income, net of tax	(9)	—	17	(17)	(9)	(9)	(9)	18	(9)
Total comprehensive income	298	61	121	(177)	303	298	298	(596)	303
Less: Income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Comprehensive income attributable to Warner Music Group Corp.	$298	$60	$117	$(177)	$298	$298	$298	$(596)	$298

Consolidating Statement of Comprehensive Income
For The Fiscal Year Ended September 30, 2017

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income	$143	$282	$59	$(335)	$149	$143	$143	$(286)	$149
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	30	—	(30)	30	30	32	32	(64)	30
Deferred loss on derivative financial instruments	—	(1)	—	1	—	—	—	—	—
Minimum pension liability	7	—	7	(7)	7	7	7	(14)	7
Other comprehensive income (loss), net of tax	37	(1)	(23)	24	37	39	39	(78)	37
Total comprehensive income	180	281	36	(311)	186	182	182	(364)	186
Less: Income attributable to noncontrolling interest	—	(1)	(5)	—	(6)	—	—	—	(6)
Comprehensive income attributable to Warner Music Group Corp.	$180	$280	$31	$(311)	$180	$182	$182	$(364)	$180

Consolidating Statement of Cash Flows
For The Fiscal Year Ended September 30, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities
Net income	$256	$273	$186	$(457)	$258	$256	$256	$(512)	$258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	138	131	—	269	—	—	—	269
Unrealized (gains) losses and remeasurement of foreign-denominated loans	(43)	—	15	—	(28)	—	—	—	(28)
Deferred income taxes	—	—	(68)	—	(68)	—	—	—	(68)
Loss on extinguishment of debt	7	—	—	—	7	—	—	—	7
Net gain on divestitures and investments	—	(18)	(2)	—	(20)	—	—	—	(20)
Non-cash interest expense	6	—	—	—	6	—	—	—	6
Equity-based compensation expense	—	50	—	—	50	—	—	—	50
Equity gains, including distributions	(311)	(185)	—	496	—	(256)	(256)	512	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	10	(100)	—	(90)	—	—	—	(90)
Inventories	—	7	(4)	—	3	—	—	—	3
Royalty advances	—	(77)	(33)	—	(110)	—	—	—	(110)
Accounts payable and accrued liabilities	—	315	(273)	(39)	3	—	—	—	3
Royalty payables	—	(68)	198	—	130	—	—	—	130
Accrued interest	3	—	—	—	3	—	—	—	3
Deferred revenue	—	(53)	49	—	(4)	—	—	—	(4)
Other balance sheet changes	8	(41)	24	—	(9)	—	—	—	(9)
Net cash (used in) provided by operating activities	(74)	351	123	—	400	—	—	—	400
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	—	(24)	(17)	—	(41)	—	—	—	(41)
Capital expenditures	—	(85)	(19)	—	(104)	—	—	—	(104)
Investments and acquisitions of businesses, net of cash received	—	(42)	(189)	—	(231)	—	—	—	(231)
Advance to Issuer	(111)	—	—	111	—	—	—	—	—
Net cash used in investing activities	(111)	(151)	(225)	111	(376)	—	—	—	(376)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	—	(94)	—	—	(94)	—	—	—	(94)
Proceeds from issuance of Acquisition Corp. 3.625% Senior Notes due 2026	514	—	—	—	514	—	—	—	514
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	(40)	—	—	—	(40)	—	—	—	(40)
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	(30)	—	—	—	(30)	—	—	—	(30)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(247)	—	—	—	(247)	—	—	—	(247)
Call premiums paid on early redemption of debt	(5)	—	—	—	(5)	—	—	—	(5)
Deferred financing costs paid	(7)	—	—	—	(7)	—	—	—	(7)
Distribution to noncontrolling interest holder	—	—	(3)	—	(3)	—	—	—	(3)
Change in due to (from) issuer	—	111	—	(111)	—	—	—	—	—
Net cash provided by (used in) financing activities	185	17	(3)	(111)	88	—	—	—	88
Effect of exchange rate changes on cash and equivalents	—	—	(7)	—	(7)	—	—	—	(7)
Net increase (decrease) in cash and equivalents	—	217	(112)	—	105	—	—	—	105
Cash and equivalents at beginning of period	—	169	345	—	514	—	—	—	514
Cash and equivalents at end of period	$—	$386	$233	$—	$619	$—	$—	$—	$619

Consolidating Statement of Cash Flows
For The Fiscal Year Ended September 30, 2018

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities
Net income	$307	$61	$104	$(160)	$312	$307	$307	$(614)	$312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	136	125	—	261	—	—	—	261
Unrealized gains/losses and remeasurement of foreign-denominated loans	(3)	—	—	—	(3)	—	—	—	(3)
Deferred income taxes	—	—	66	—	66	—	—	—	66
Loss on extinguishment of debt	31	—	—	—	31	—	—	—	31
Net loss (gain) on divestitures and investments	(504)	78	37	—	(389)	—	—	—	(389)
Non-cash interest expense	6	—	—	—	6	—	—	—	6
Equity-based compensation expense	—	62	—	—	62	—	—	—	62
Equity losses (gains), including distributions	(207)	(122)	—	329	—	(307)	(307)	614	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(48)	5	—	(43)	—	—	—	(43)
Inventories	—	(5)	2	—	(3)	—	—	—	(3)
Royalty advances	—	24	7	—	31	—	—	—	31
Accounts payable and accrued liabilities	—	449	(198)	(169)	82	—	—	—	82
Royalty payables	—	48	(26)	—	22	—	—	—	22
Accrued interest	(10)	—	—	—	(10)	—	—	—	(10)
Deferred revenue	—	(48)	44	—	(4)	—	—	—	(4)
Other balance sheet changes	—	89	(85)	—	4	—	—	—	4
Net cash (used in) provided by operating activities	(380)	724	81	—	425	—	—	—	425
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(11)	(3)	—	(14)	—	—	—	(14)
Capital expenditures	—	(60)	(14)	—	(74)	—	—	—	(74)
Investments and acquisitions of businesses, net	—	(17)	(6)	—	(23)	—	—	—	(23)
Divestitures, net	504	12	—	—	516	—	—	—	516
Advance to Issuer	(99)	—	—	99	—	—	—	—	—
Net cash provided by (used in) investing activities	405	(76)	(23)	99	405	—	—	—	405
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	—	(925)	—	—	(925)	—	—	—	(925)
Proceeds from issuance of Acquisition Corp. 5.500% Senior Notes	325	—	—	—	325	—	—	—	325
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	320	—	—	—	320	—	—	—	320
Repayment of Acquisition Corp. 6.750% Senior Secured Notes	(635)	—	—	—	(635)	—	—	—	(635)
Call premiums paid on early redemption of debt	(23)	—	—	—	(23)	—	—	—	(23)
Deferred financing costs paid	(12)	—	—	—	(12)	—	—	—	(12)
Distribution to noncontrolling interest holder	—	—	(5)	—	(5)	—	—	—	(5)
Change in due (from) to issuer	—	99	—	(99)	—	—	—	—	—
Net cash used in financing activities	(25)	(826)	(5)	(99)	(955)	—	—	—	(955)
Effect of exchange rate changes on cash and equivalents	—	—	(8)	—	(8)	—	—	—	(8)
Net increase in cash and equivalents	—	(178)	45	—	(133)	—	—	—	(133)
Cash and equivalents at beginning of period	—	347	300	—	647	—	—	—	647
Cash and equivalents at end of period	$—	$169	$345	$—	$514	$—	$—	$—	$514

Consolidating Statement of Cash Flows
For The Fiscal Year Ended September 30, 2017

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities
Net income	$143	$282	$59	$(335)	$149	$143	$143	$(286)	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	137	114	—	251	—	—	—	251
Unrealized gains/losses and remeasurement of foreign-denominated loans	27	—	(3)	—	24	—	—	—	24
Deferred income taxes	2	—	(194)	—	(192)	—	—	—	(192)
Loss on extinguishment of debt	35	—	—	—	35	—	—	—	35
Net loss (gain) on divestitures and investments	—	33	(16)	—	17	—	—	—	17
Non-cash interest expense	8	—	—	—	8	—	—	—	8
Equity-based compensation expense	—	70	—	—	70	—	—	—	70
Equity losses (gains), including distributions	(124)	(86)	—	210	—	(143)	(143)	286	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(37)	(23)	—	(60)	—	—	—	(60)
Inventories	—	2	(1)	—	1	—	—	—	1
Royalty advances	—	2	15	—	17	—	—	—	17
Accounts payable and accrued liabilities	(120)	(4)	47	125	48	—	—	—	48
Royalty payables	—	126	10	—	136	—	—	—	136
Accrued interest	3	—	—	—	3	—	—	—	3
Deferred revenue	—	(6)	28	—	22	—	—	—	22
Other balance sheet changes	5	(204)	205	—	6	—	—	—	6
Net cash (used in) provided by operating activities	(21)	315	241	—	535	—	—	—	535
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(9)	(7)	—	(16)	—	—	—	(16)
Capital expenditures	—	(31)	(13)	—	(44)	—	—	—	(44)
Investments and acquisitions of businesses, net	—	(6)	(133)	—	(139)	—	—	—	(139)
Divestitures, net	—	42	31	—	73	—	—	—	73
Advance to Issuer	60	—	—	(60)	—	—	—	—	—
Net cash provided by (used in) investing activities	60	(4)	(122)	(60)	(126)	—	—	—	(126)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	—	(84)	—	—	(84)	84	—	—	—
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	380	—	—	—	380	—	—	—	380
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	250	—	—	—	250	—	—	—	250
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	22	—	—	—	22	—	—	—	22
Repayment of Acquisition Corp. 6.000% Senior Secured Notes	(450)	—	—	—	(450)	—	—	—	(450)
Repayment of Acquisition Corp. 6.250% Senior Secured Notes	(173)	—	—	—	(173)	—	—	—	(173)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(28)	—	—	—	(28)	—	—	—	(28)
Call premiums paid on early redemption of debt	(27)	—	—	—	(27)	—	—	—	(27)
Deferred financing costs paid	(13)	—	—	—	(13)	—	—	—	(13)
Distribution to noncontrolling interest holder	—	—	(5)	—	(5)	—	—	—	(5)
Dividends paid	—	—	—	—	—	(84)	—	—	(84)
Change in due (from) to issuer	—	(60)	—	60	—	—	—	—	—
Net cash (used in) provided by financing activities	(39)	(144)	(5)	60	(128)	—	—	—	(128)
Effect of exchange rate changes on cash and equivalents	—	—	7	—	7	—	—	—	7
Net increase in cash and equivalents	—	167	121	—	288	—	—	—	288
Cash and equivalents at beginning of period	—	180	179	—	359	—	—	—	359
Cash and equivalents at end of period	$—	$347	$300	$—	$647	$—	$—	$—	$647

WARNER MUSIC GROUP CORP.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Year Ended September 30, 2019
Allowance for doubtful accounts	$18	$3	$(4)	$17
Reserves for sales returns	28	88	(93)	23
Allowance for deferred tax asset	206	4	(119)	91
Year Ended September 30, 2018
Allowance for doubtful accounts	$18	$4	$(4)	$18
Reserves for sales returns	33	108	(113)	28
Allowance for deferred tax asset	193	33	(20)	206
Year Ended September 30, 2017
Allowance for doubtful accounts	$19	$3	$(4)	$18
Reserves for sales returns	33	119	(119)	33
Allowance for deferred tax asset	310	23	(140)	193

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
The Company’s management, including its principal executive officer and principal financial officer, does not expect that our Disclosure Controls or Internal Controls will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in any and all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected even when effective Disclosure Controls and Internal Controls are in place.
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s principal executive officer and principal financial officer), as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
Beginning October 1, 2018, the Company implemented the new revenue standard pursuant to Financial Accounting Standards Board, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. As a result of this adoption, the Company recorded a material decrease to opening accumulated deficit as of October 1, primarily due to the transition from a cash basis to accrual basis accounting. As such, the Company implemented changes to its processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, training, contract review requirements and gathering of information provided for the disclosures required in the Company’s SEC interim and annual filings. There were no other changes in our internal control over financial reporting that occurred during the fiscal year ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is located on page 68 of this report.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
The following is a list of our current executive officers and directors, their ages as of November 27, 2019, and their positions and offices.

Name	Age	Position
Stephen Cooper	73	Chief Executive Officer; Director
Max Lousada	46	Chief Executive Officer, Recorded Music; Director
Eric Levin	57	Executive Vice President and Chief Financial Officer
Carianne Marshall	42	Co-Chair and Chief Operating Officer, Warner Chappell Music
Guy Moot	54	Co-Chair and Chief Executive Officer, Warner Chappell Music
Maria Osherova	54	Executive Vice President, Chief Human Resources Officer
Paul M. Robinson	61	Executive Vice President and General Counsel and Secretary
Oana Ruxandra	38	Executive Vice President, New Business Development—Chief Acquisition Officer
James Steven	42	Executive Vice President, Chief Communications Officer
Michael Lynton	59	Chairman of the Board
Len Blavatnik	62	Vice Chairman of the Board
Lincoln Benet	56	Director
Alex Blavatnik	55	Director
Mathias Döpfner	56	Director
Noreena Hertz	52	Director
Ynon Kreiz	54	Director
Thomas H. Lee	75	Director
Donald A. Wagner	56	Director
Our executive officers are appointed by, and serve at the discretion of, the Company’s board of directors. Each executive officer is an employee of the Company or one of its subsidiaries. The following information provides a brief description of the business experience of each of our executive officers and directors.
Stephen Cooper, 73, has served as a director since July 20, 2011 and as our CEO since August 18, 2011. Previously, Mr. Cooper was our Chairman of the Company’s board of directors from July 20, 2011 to August 18, 2011. Mr. Cooper is a member of the Board of Directors of LyondellBasell, one of the world’s largest olefins, polyolefins, chemicals and refining companies. He has more than 30 years of experience as a financial advisor, and has served as Chief Executive Officer of Metro-Goldwyn-Mayer, Inc.; Chief Executive Officer of Hawaiian Telcom; Executive Chairman of Blue Bird Corporation; Executive Chairman of the Board of Collins & Aikman Corporation; Chief Executive Officer of Krispy Kreme Doughnuts; and Chief Executive Officer and Chief Restructuring Officer of Enron Corporation. Mr. Cooper also serves on the Board of Directors of LyondellBasell Industries N.V. Mr. Cooper is also the Managing Partner of Cooper Investment Partners, a private equity firm.
Max Lousada, 46, has served as a director since October 1, 2017 and as our CEO, Recorded Music, since October 1, 2017. He oversees the Company’s worldwide Recorded Music business, including Atlantic, Warner Records, Elektra, Parlophone, Warner Music Nashville, Global Catalog/Rhino and Warner Classics, as well as the Company’s international Recorded Music affiliates, and WMG’s Artist & Label Services divisions, WEA Corp. and ADA. Before taking his latest role, Mr. Lousada was the Chairman & CEO of Warner Music UK, where he was responsible for overseeing the Company’s U.K. family of labels during a four-year run of record-breaking success. In addition, he served as Chairman of the BRITs Committee from 2014 to 2016. Mr. Lousada previously headed up Atlantic Records U.K. for nine years, where he built an award-winning team and roster of artists. Prior to his tenure at Atlantic U.K., Mr. Lousada led A&R at Mushroom Records.
Eric Levin, 57, has served as our Executive Vice President and Chief Financial Officer since October 13, 2014. From October 2012 to June 2014, he served as the financial director of Ecolab (China) Investment Co. Ltd, a multinational technology and manufacturing group in China. From May 1988 to December 2001, he worked in various financial functions at Home Box Office, Inc., a subsidiary of Time Warner, and was promoted to CFO from January 2000 to December 2001. Thereafter and until 2011, he served in various operational and financial roles in companies in the media and publishing industry. From 2004 to 2007, he was the Co-Founder and CEO of City on Demand, LLC, a television production company. From 2009 to 2011, Mr. Levin was CFO at SCMP Group Limited, a company listed on the Hong Kong Stock Exchange, which is a leading Asia media holding company, and joined the board of The Post Publishing Public Company Limited, a company listed on the Stock Exchange of Thailand, which publishes newspapers and magazines. Mr. Levin obtained a B.S. in Electrical Engineering from the University of Pennsylvania in May 1984 and an M.B.A. in finance and economics from the University of Chicago Graduate School of Business in March 1988.
Carianne Marshall, 42, has served as Co-Chair and Chief Operating Officer of Warner Chappell Music since January 2019. Ms. Marshall joined Warner Chappell in June 2018 as Chief Operating Officer of Warner Chappell.  Prior to joining Warner Chappell in June 2018, she was Partner, Head of Creative Services, and Head of Creative Licensing at SONGS, the noted independent music publisher, which she joined in 2006. Ms. Marshall served as SONGS’ executive leader on the West Coast, helping to build a roster of over 300 songwriters and overseeing a creative licensing staff responsible for placing compositions by SONGS’ writers in all forms of visual media and overseeing the non-top 40 roster. From 2003 to 2006, Ms. Marshall was Director of Motion Picture and Television Music at Universal Music Publishing Group, and from 2000 to 2003, she worked at DreamWorks Music Publishing, where she was an A&R coordinator and subsequently the company’s synchronization executive. Ms. Marshall also held previous roles at Elektra Records and Universal Music Publishing. She began her career in the music entertainment industry at Los Angeles-based VOX Productions, where she worked in live music production, while helping manage and book local bands. Ms. Marshall obtained a B.A. degree in Communications from the University of Southern California.
Guy Moot, 54, has served as Co-Chair and Chief Executive Officer of Warner Chappell Music since April 1, 2019. From 2017 until 2019, Mr. Moot served as President of Worldwide Creative at Sony/ATV, where he led the company’s efforts to seek out the best songwriting talent, regardless of their country of origin. From 2005 to 2017, Mr. Moot was Managing Director of EMI Music Publishing UK and President of European Creative where his leadership played a key role in ensuring that EMI was named Music Week Publisher of the Year for fourteen years running. During that time, Mr. Moot led the Sony/ATV and EMI Music Publishing merger across Europe in 2012, and, from 2016 to 2017, he led the company to a record-breaking, year-long hold on the UK Number 1 Singles spot. From 2003 to 2005, Mr. Moot was EMI Music Publishing’s Executive Vice President of A&R for the UK and Europe.
Maria Osherova, 54, has served as our Executive Vice President, Chief Human Resources Officer since July 29, 2014. Ms. Osherova joined the Company in 2006 as Vice President, Human Resources for Warner Music International, based in London.  Advancing to Senior Vice President of Warner Music International, she played a pivotal role in the successful integration of Parlophone Label Group within the Company. Prior to joining the Company, Ms. Osherova was Global HR Manager for a division of Shell International Petroleum, where she headed a department responsible for employees in over 120 countries. She previously held several posts at The Coca-Cola Company, based variously in Copenhagen, Oslo, and St. Petersburg. Osherova studied at St. Petersburg State Technical University, where she was awarded a Master of Sciences degree.
Paul M. Robinson, 61, has served as our Executive Vice President and General Counsel and Secretary since December 2006. He is responsible for our worldwide legal and business affairs and public policy functions. Mr. Robinson joined the Company’s legal department in 1995. From 1995 to December 2006, Mr. Robinson held various positions with the Company, including Acting General Counsel and Senior Vice President, Deputy General Counsel. Before joining the Company, Mr. Robinson was a partner in the New York City law firm Mayer, Katz, Baker, Leibowitz & Roberts. Mr. Robinson has a B.A. in English from Williams College and a J.D. from Fordham University School of Law.
Oana Ruxandra, 38, has served as interim head of business development for our Recorded Music business since June 2019. In such capacity, Ms. Ruxandra oversees global business development and digital strategy for our Recorded Music business, with a focus on exploring new forms of commercial innovation and creating new digital revenue opportunities. Since December 2018, Ms. Ruxandra has served as Executive Vice President, New Business Channels—Chief Acquisition Officer, a role that requires her to attract non-traditional partners and identify unconventional M&A opportunities. From 2016 until December 2018, she served as Senior Vice President of Digital Strategy and Partnerships at Universal Music Group, prior to which she spent four years at the Company, advancing to Vice President of Digital Strategy and Business Development. Ms. Ruxandra previously spent seven years in the financial industry at firms such as BlackRock and Constellation Capital Management. Ms. Ruxandra received her B.A. in Economics and Political Science from Columbia University and her M.B.A. from The Wharton School at the University of Pennsylvania.
James Steven, 42, has served as Executive Vice President, Chief Communications Officer since January 1, 2015. He is responsible for our worldwide communications and corporate marketing functions, including external and internal communications, investor relations, social responsibility and special events.  He also oversees the interaction and coordination of the communications functions of our operating companies.  Mr. Steven joined the Company in 2007 as part of the Company’s international communications team based in London.  He relocated to New York in 2012, becoming Senior Vice President, Communications and Marketing.  Prior to joining the Company, Mr. Steven held various roles at public relations and marketing agencies, including Cow PR and Consolidated PR, working with clients in the film, TV, technology, retail, beverages and automobile industries. Mr. Steven holds an M.A. (Honors) degree from the University of Edinburgh.
Michael Lynton, 59, has served as Chairman of the Board of WMG since February 7, 2019. Mr. Lynton also currently serves as Chairman of the Board of Snap, Inc., a position he has held since 2016 after joining Snap Inc.’s board in 2013, and is a member of the board of directors of Pearson plc. and Ares Management, L.P. Previously, Mr. Lynton served as the CEO of Sony Entertainment from April 2012 until February 2017, overseeing Sony’s global entertainment businesses, including Sony Music Entertainment, Sony/ATV Music Publishing and Sony Pictures Entertainment. Mr. Lynton also served as Chairman and CEO of Sony Pictures Entertainment since January 2004. Prior to joining Sony Pictures, Mr. Lynton worked for Time Warner, and from 2000 to 2004, he served as CEO of AOL Europe, President of AOL International and President of Time Warner International. From 1996 to 2000, Mr. Lynton served as Chairman and CEO of Pearson plc’s Penguin Group where he oversaw the acquisition of Putnam, Inc. and extended the Penguin brand to music and the Internet. Mr. Lynton joined the Walt Disney Company in 1987, and from 1992 to 1996, he served as President of Disney’s Hollywood Pictures. Mr. Lynton is also a member of the Harvard Board of Overseers and serves on the boards of the Los Angeles County Museum of Art, the Tate, and the Rand Corporation. Mr. Lynton holds a B.A. in History and Literature from Harvard College and received his M.B.A. from Harvard University.
Len Blavatnik, 62, has served as a director and as Vice Chairman of the Board of the Company since July 20, 2011. Mr. Blavatnik is the founder and Chairman of Access, a privately held, U.S. industrial group with global strategic investments. He previously served as a member of the board of directors of the Company from March 2004 to January 2008. Mr. Blavatnik provides financial support to, and remains engaged in, many educational pursuits.  Mr. Blavatnik is a member of boards at Oxford University and Tel Aviv University, and is a member of Harvard University’s Committee on University Resources, Global Advisory Council and the Task Force on Science and Engineering. In 2010, the Blavatnik Family Foundation committed £75 million to establish the Blavatnik School of Government at the University of Oxford.  Mr. Blavatnik and the Blavatnik Family Foundation have also been generous supporters of other leading educational, scientific, cultural and charitable institutions throughout the world. Mr. Blavatnik is a member of the board of directors of the 92nd Street Y in New York, The Mariinsky Foundation of America, The Carnegie Hall Society, Inc. and The Center for Jewish History in New York. He is also a Trustee of the State Hermitage Museum in St. Petersburg, Russia. Mr. Blavatnik emigrated to the U.S. in 1978 and became a U.S. citizen in 1984. He received his Master’s degree from Columbia University in 1981 and his M.B.A from Harvard Business School in 1989. Mr. Blavatnik is the brother of Alex Blavatnik.
Lincoln Benet, 56, has served as a director since July 20, 2011. Mr. Benet is the Chief Executive Officer of Access. Prior to joining Access in 2006, Mr. Benet spent 17 years at Morgan Stanley, most recently as a Managing Director. His experience spans corporate finance, mergers and acquisitions, fixed income and capital markets. Mr. Benet is a member of the Supervisory Board of Directors for LyondellBasell Industries N.V. and a member of the boards of DAZN Group Limited and, until 2019, Clal Industries Ltd. Mr. Benet graduated summa cum laude with a B.A. in Economics from Yale University and received his M.B.A. from Harvard Business School.
Alex Blavatnik, 55, has served as a director since July 20, 2011. Mr. Blavatnik is an Executive Vice President and Vice Chairman of Access. A 1993 graduate of Columbia University, Mr. Blavatnik joined Access in 1996 to manage the Company’s growing activities in Russia. Currently, he oversees Access’s operations out of its New York-based headquarters and serves as a director of various companies in the Access global portfolio. In addition, Mr. Blavatnik is engaged in numerous philanthropic pursuits and sits on the boards of several educational and charitable institutions. Mr. Blavatnik is the brother of Len Blavatnik.
Mathias Döpfner, 56, has served as a director since May 1, 2014. Mr. Döpfner is Chairman and CEO of German media group Axel Springer SE in Berlin. Holding a stake of about 3%, Mr. Döpfner is also one of the company’s largest shareholders. Axel Springer is the leading digital publisher in Europe and is active in more than 40 countries. Publishing brands include BILD, WELT and BUSINESS INSIDER. Since Mr. Döpfner became CEO in 2002, Axel Springer revenues from digital activities increased from €117 million to €2.3 billion and worldwide digital audience expanded to more than 300 million users. Mr. Döpfner is also a member of the Board of Directors of Netflix Inc.
Noreena Hertz, 52, has served as a director since September 15, 2017 and previously served as a director from May 1, 2014 through May 22, 2016. Professor Hertz advises some of the biggest organizations and most senior figures in the world on strategy, decision-making, corporate social responsibility and global economic and geo-political trends. Her best-selling books, Eyes Wide Open, the Silent Takeover and IOU: The Debt Threat, have been published in 22 countries. Professor Hertz served as a member of Citigroup’s Politics and Economics Global Advisory Board between 2007 and 2008 and as a member of the Advisory Group steering McKinsey CEO Dominic Barton’s Inclusive Capitalism Taskforce between 2012 and 2013. A much sought-after commentator on television and radio Hertz contributes to a wide range of publications and networks including The BBC, CNN, CNBC, CBS, ITV, The New York Times, The Wall Street Journal, The Daily Beast, the Financial Times, the Guardian, The Washington Post, The Times of London, Wired, and Nature. She has given Keynote Speeches at TED and The World Economic Forum, as well as for leading global corporations, and has shared platforms with such luminaries as President Bill Clinton and James Wolfensohn. An influential economist on the international stage, Professor Hertz also played a pivotal role in the development of (RED), an innovative commercial model to raise money for people with AIDS in Africa, having inspired Bono (co-founder of the project) with her writings. Professor Hertz has been described by the Observer as “one of the world’s leading young thinkers,” Vogue as “one of the world’s most inspiring women” and was featured on the cover of Newsweek’s September 30, 2013 issue in Europe, Asia and the Middle East. She has an M.B.A from the Wharton School of the University of Pennsylvania and a Ph.D. from the University of Cambridge. Having spent 10 years at the University of Cambridge as Associate Director of the Centre for International Business and Management, in 2014 she moved to University College London where she is a Visiting Professor at the Institute for Global Prosperity.

Ynon Kreiz, 54, has served as a director since May 9, 2016. Since April 26, 2018, Mr. Kreiz has been the Chairman and CEO of Mattel, Inc. (NASDAQ: MAT), one of the world’s largest toy companies. From March 2012 to January 2016, Mr. Kreiz served as the Chairman and CEO of Maker Studios, a global leader in online short-form video and one of the largest content networks on YouTube. From June 2008 to June 2011, Mr. Kreiz was Chairman and CEO of Endemol Group, one of the world’s largest independent television production companies. From 2005 to 2007, Mr. Kreiz was a General Partner at Balderton Capital (formerly Benchmark Capital Europe). From 1996 to 2002, Mr. Kreiz was co-founder, Chairman and CEO of Fox Kids Europe N.V., a leading pay-TV channel in Europe and the Middle East, broadcasting in 56 countries. FKE was listed on the Euronext Stock Exchange in Amsterdam in 1999. Mr. Kreiz holds a B.A. in Economics and Management from Tel Aviv University and an M.B.A. from UCLA’s Anderson School of Management, where he currently serves on the Board of Advisors.
Thomas H. Lee, 75, has served as a director since August 17, 2011. Mr. Lee had previously served as our director from March 4, 2004 to July 20, 2011. He is Chairman and CEO of Thomas H. Lee Capital, LLC, Chairman of Lee Equity Partners, LLC and Chairman of AGL Credit Management LP. In 1974, Mr. Lee founded the Thomas H. Lee Company, the predecessor of Thomas H. Lee Partners, L.P., and from that time until March 2006 served as its Chairman and CEO. From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank’s high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a securities analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves or has served, including during the past five years, as a director of numerous public and private companies in which he and his affiliates have invested, including MidCap Financial LLC, Papa Murphy’s International, LLC, Edelman Financial Services, LLC, Aimbridge Hospitality Holdings LLC and KMAC Enterprises Inc. Mr. Lee is currently a Trustee of Lincoln Center for the Performing Arts, NYU Langone Medical Center and the New York City Police Foundation among other civic and charitable organizations. He also serves on the Executive Committee for Harvard University’s Committee on University Resources. Mr. Lee is a 1965 graduate of Harvard College.
Donald A. Wagner, 56, has served as a director since July 20, 2011. Mr. Wagner is a Managing Director of Access, having been with Access since 2010. He oversees Access’ North America direct investing activities. From 2000 to 2009, Mr. Wagner was a Senior Managing Director of Ripplewood Holdings L.L.C., responsible for investments in several areas and heading the industry group focused on investments in basic industries. Previously, Mr. Wagner was a Managing Director of Lazard Freres & Co. LLC and had a 15-year career at that firm and its affiliates in New York and London. He is a board member of EP Energy, Calpine Corporation and BMC Software and was on the board of NYSE-listed RSC Holdings from November 2006 until August 2009. Mr. Wagner graduated summa cum laude with an A.B. in physics from Harvard College.
Board of Directors
Our business and affairs are managed under the direction of the Company’s board of directors. Our board of directors currently consists of 11 members. Under our amended and restated certificate of incorporation and by-laws, our board of directors shall consist of such number of directors as determined from time to time by resolution adopted by the board. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.
When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable the Company’s board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Company’s board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. In the view of the Company’s board of directors, its directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, each of our directors brings specific experience, qualifications, attributes and skills to our board.
The directors affiliated with Access, Messrs. Len Blavatnik, Benet, Alex Blavatnik, and Wagner, each brings beneficial experience and attributes to our board of directors. Len Blavatnik has extensive experience advising companies, particularly as founder and Chairman of Access and in his role as a former director of UC Rusal plc and TNK-BP Limited. Mr. Benet has extensive experience in advising companies, in particular as the Chief Executive Officer of Access, in his role as a director of LyondellBasell Industries N.V. and in his former role as a director of Clal Industries Ltd. Alex Blavatnik has extensive experience advising companies, particularly as Vice Chairman of Access, as a director of Clal Industries Ltd. and, previously, as a director of OGIP Ventures, Ltd. Mr. Wagner has served as a director of various companies, including public companies, and has over 25 years of experience in investing, banking and private equity. In addition to their individual attributes, each of the directors affiliated with Access possesses experience in advising and managing publicly traded and privately held enterprises and is familiar with the corporate finance and strategic business planning activities that are unique to leveraged companies.
Mr. Lynton brings beneficial experience and attributes to our board of directors, including his various experiences in the entertainment industry, advising and managing companies.

Mr. Cooper has more than 30 years of experience as a financial advisor, and has served as chairman or chief executive officer of various businesses, including Chief Executive Officer of Metro-Goldwyn-Mayer, Inc. and Chief Executive Officer of Hawaiian Telcom.
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
Mr. Lee has extensive experience advising and managing companies, serving as the Chairman and CEO of Thomas H. Lee Capital, LLC, Thomas H. Lee Capital Management, LLC and Lee Equity Partners, LLC and serving as or having served as a director of numerous public and private companies. Mr. Lee was also part of the investor group that acquired Warner Music Group from Time Warner in the 2004 Acquisition and was a director of our company from March 2004 until July 2011, before subsequently rejoining the board of directors in August 2011, and has a detailed understanding of our Company.
Our board of directors believes that the qualifications described above bring a broad set of complementary experience to the Company’s board of directors’ discharge of its responsibilities, coupled with a strong alignment with the interests of the stockholder of our Company.
Committees of the Board of Directors
Following consummation of the Merger, we became a privately held company. As a result, we are no longer subject to any stock exchange listing or SEC rules requiring a majority of our board of directors to be independent or relating to the formation and functioning of the various board committees. The board of directors of the Company has an Audit Committee, a Compensation Committee, a Finance Committee and a Dividend Committee, all of which report to the Company’s board of directors as they deem appropriate, and as the board of directors may request. Affiliates of Access own 100% of our common stock and have the power to elect our directors. Thus the board of directors has determined that it is not necessary for us to have a Nominating Committee or a committee performing similar functions. The Company’s board of directors does not have a policy with regard to the consideration of any director candidates recommended by our debt holders or other parties.
The Audit Committee is responsible for overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company and its subsidiaries. The Audit Committee is responsible for assisting the board of directors’ oversight of (a) the quality and integrity of the Company’s financial statements and related disclosure; (b) the independent auditor’s qualifications and independence; (c) the evaluation and management of the Company’s financial risks; (d) the performance of the Company’s internal audit function and independent auditor; and (e) the Company’s compliance with legal and regulatory requirements. The Audit Committee’s duties include, when appropriate, as permitted under applicable law, amending or supplementing the Company’s Delegation of Authority Policy without the prior approval of the board of directors. The current members of the Company’s audit committee are Messrs. Wagner, Kreiz and Lee. Mr. Wagner serves as the chairman of the committee. Messrs. Kreiz and Wagner qualify as “audit committee financial experts,” as defined by SEC rules, based on their education, experience and background.
The Compensation Committee discharges the responsibilities of the Company’s board of directors of the Company relating to all compensation, including equity compensation, of the Company’s executives. The Compensation Committee has overall responsibility for evaluating and making recommendations to the board of directors regarding director and officer compensation, compensation under the Company’s long-term incentive plans and other compensation policies and programs. The current members of the Company’s Compensation Committee are Messrs. Benet, Lee and Wagner and Alex Blavatnik and Len Blavatnik. Mr. Benet serves as the chairman of the committee.

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
Oversight of Risk Management
On behalf of the Company’s board of directors, our Audit Committee is responsible for oversight of the Company’s risk management and assessment guidelines and policies. We are exposed to a number of risks including financial risks, operational risks and risks relating to regulatory and legal compliance. The Audit Committee discusses with management and the independent auditors the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are undertaken. The Company’s Chief Compliance Officer and Head of Internal Audit are responsible for the Company’s risk management function and regularly work closely with the Company’s senior executives to identify risks material to the Company. Both the Chief Compliance Officer and the Head of Internal Audit report regularly to the Chief Financial Officer, the Chief Executive Officer and the Audit Committee regarding the Company’s risk management policies and procedures. In that regard, both the Chief Compliance Officer and Head of Internal Audit regularly meet with the Audit Committee to discuss the risks facing the Company, highlighting any new risks that may have arisen since they last met. The Audit Committee also reports to the Company’s board of directors to apprise them of their discussions with the Chief Compliance Officer and Head of Internal Audit regarding the Company’s risk management efforts. In addition, the Company’s board of directors receives management updates on our business operations, financial results and strategy and, as appropriate, discusses and provides feedback with respect to risks related to those topics.
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
Compensation Discussion and Analysis
This compensation discussion and analysis provides information about the material elements of compensation that are paid, awarded to, or earned by our “named executive officers,” who consist of our principal executive officer, principal financial officer and our three other most highly compensated executive officers for fiscal year 2019. Our named executive officers (“NEOs”) for fiscal year 2019 are:

•	Stephen Cooper, Chief Executive Officer (“CEO”)

•	Eric Levin, Executive Vice President and Chief Financial Officer

•	Max Lousada, Chief Executive Officer, Warner Recorded Music

•	Carianne Marshall, Co-Chair and Chief Operating Officer, Warner Chappell Music

•	Guy Moot, Co-Chair and Chief Executive Officer, Warner Chappell Music
Role of the Compensation Committee
The Compensation Committee is responsible for overseeing our compensation programs. As part of that responsibility, the Compensation Committee determines all compensation for the Company’s executive officers. For executive officers other than the CEO, the Compensation Committee considers the recommendation of the CEO and the Executive Vice President, Human Resources in making its compensation determinations. The Committee interacts regularly with management regarding our executive compensation initiatives and programs. The Compensation Committee has the authority to engage its own advisors and had done so prior to the consummation of the Merger. However, during fiscal year 2019, no independent compensation advisor provided any advice or recommendations on the amount or form of executive and director compensation to the Compensation Committee and since the consummation of the Merger, we have not retained a compensation consultant to assist in determining or recommending the amount or form of executive compensation. The Compensation Committee may elect in the future to retain a compensation consultant if it determines that doing so would assist it in implementing and maintaining our compensation programs.
Our executive team consists of individuals with extensive industry expertise, creative vision, strategic and operational skills, in-depth company knowledge, financial acumen and high ethical standards. We are committed to providing competitive compensation packages to ensure that we retain these executives and maintain and strengthen our position as a leading global music entertainment company. Our executive compensation programs and the decisions made by the Compensation Committee are designed to achieve these goals. The compensation for the Company’s NEOs (the executive officers for whom disclosure of compensation is provided in the tables below) consists of base salary and annual bonuses. In addition, two of our NEOs, Messrs. Cooper and Lousada, participate, based on their individual elections, in the Second Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan (the “Plan”), our long-term incentive program. The NEOs do not receive any other compensation or benefits other than standard benefits available to all U.S. employees, which primarily consist of health plans, the opportunity to participate in the Company’s 401(k) and deferred compensation plans, basic life insurance and accidental death insurance coverage.  Additionally, because Mr. Lousada is located in the United Kingdom, he participates in our defined contribution pension scheme for our U.K. employees, and he also receives a car allowance and is reimbursed for certain tax preparation costs. Mr. Moot also participated in the defined contribution pension scheme for U.K. employees for a portion of the 2019 fiscal year during his employment in London, U.K., prior to his relocation to Los Angeles, California.
For the 2019 fiscal year, in determining the compensation of the NEOs, the Compensation Committee sought to establish a level of compensation that is (a) appropriate for the size and financial condition of the Company, (b) structured so as to attract and retain qualified executives and (c) tied to annual financial performance and long-term shareholder value creation.
The Company has entered into employment arrangements with each of our NEOs (other than Mr. Cooper), which establish each executive’s base salary and, for Mr. Lousada, his entitlement to a percentage of our annual free cash flow under the Plan and, in the case of Messrs. Levin and Moot and Ms. Marshall, their discretionary or target annual bonus.  The Company has not entered into an employment agreement with Mr. Cooper because, among other reasons, as a participant in the Plan (with an entitlement to a percentage of our annual free cash flow under the Plan), the Company believes he already has retention incentives to remain employed at the Company.
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

Components of Executive Compensation
Employment Arrangements
With the exception of Mr. Cooper as described above, in the 2019 fiscal year we had employment arrangements with all of our NEOs, the key terms of which are described below under “Summary of NEO Employment Arrangements.” We believe that having employment arrangements with certain of our executives can be beneficial to us because it provides retentive value, requires them to comply with key restrictive covenants, and may give us some competitive advantage in the recruiting process over a company that does not offer employment arrangements. Our employment arrangements set forth the terms and conditions of employment and establish the components of an executive’s compensation, which generally include the following:

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

Each of our NEOs (other than Mr. Cooper) was paid base salary in accordance with the terms of their respective employment arrangement for fiscal year 2019.  Mr. Cooper was paid annual base salary of $1,000,000 for fiscal year 2019.
Effective November 1, 2018, Ms. Marshall’s annual base salary increased from $750,000 to $1,000,000, in recognition of additional duties and responsibilities she assumed in connection with the departure of Warner Chappell Music’s former Chair and Chief Executive Officer. On February 1, 2019, her annual base salary increased to $1,250,000 in connection with her promotion to Co-Chair and Chief Operating Officer of Warner Chappell Music.
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
For the 2019 fiscal year, Messrs. Cooper and Lousada participated in the Plan with fixed percentages of free cash flow of 2.5% and 1.0%, respectively.  The Company’s free cash flow for the 2019 fiscal year for the Plan was $283 million. Accordingly, for fiscal year 2019, Messrs. Cooper and Lousada earned free cash flow bonuses under the Plan of $7,075,000 and $2,830,000, respectively. Because he had already deferred his maximum allocation under the Plan prior to the 2019 fiscal year, Mr. Cooper was not entitled to defer any of his free cash flow bonus payable for the 2019 fiscal year and all of it will be paid to him in cash. Mr. Lousada elected to defer 100% of his free cash flow bonus earned from the 2019 fiscal year and, in doing so, to acquire equity interests representing shares of our common stock. The amounts to be paid in cash to Mr. Cooper for his free cash flow bonus under the Plan for the 2019 fiscal year are set forth below under the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.
Discretionary Bonuses
Messrs. Levin and Moot and Ms. Marshall do not participate in the Plan. For the 2019 fiscal year, Mr. Levin had an annual target bonus amount of $850,000 set forth in his employment agreement. For the 2019 fiscal year, Mr. Moot had an annual target bonus amount of $1,750,000 set forth in his employment agreement, to be prorated from his date of hire. For the 2019 fiscal year, Ms. Marshall had an annual target bonus amount of $1,266,667 set forth in her employment agreement. The actual amount of Messrs. Levin’s and Moot’s and Ms. Marshall’s annual bonuses are determined by the Compensation Committee in its sole discretion and may be higher or lower than their target amounts. The amounts of Messrs. Levin’s and Moot’s and Ms. Marshall’s bonuses for fiscal year 2019 are set forth below under the “Bonus” column in the Summary Compensation Table.
For Messrs. Levin and Moot and Ms. Marshall, the Compensation Committee considered the recommendation of the CEO and the Executive Vice President, Human Resources in making its bonus determinations. The bonuses for each of Messrs. Levin and Moot and Ms. Marshall were based on the target bonus set forth in his or her employment agreement, corporate performance and other discretionary factors, including achievement of strategic objectives and other goals. A variety of qualitative and quantitative factors that vary by year and are given different weights in different years depending on facts and circumstances were considered, with no single factor predominant in the overall bonus determination. The factors considered by the Compensation Committee in connection with Messrs. Levin and Moot’s and Ms. Marshall’s fiscal year 2019 bonuses are discussed in more detail below.
For fiscal year 2019, after considering the factors described above and management’s recommendations, the Compensation Committee determined that the bonuses for Messrs. Levin and Moot and Ms. Marshall would be set at amounts equal to $1,034,340, $913,985 and $1,319,487, respectively. This reflected the Compensation Committee’s and management’s assessment that overall corporate performance and discretionary factors justified payment of such bonus to each of them based on their and the Company’s performance during the fiscal year. Specifically, the Compensation Committee set the amount of Mr. Levin’s bonus after considering the quality of his individual performance in running the company-wide finance function, and taking into account other qualitative factors including performance in internal and public financial reporting, budgeting and forecasting processes, compliance and infrastructure, investment and cost-savings initiatives and communicating to investors and other important constituencies. The Compensation Committee set the amounts of Mr. Moot’s and Ms. Marshall’s bonuses after considering the quality of their individual performance in running their specific business functions as well as the performance of the Company as well as their additional responsibilities during the transition period following the departure of Warner Chappell Music’s former Chair and Chief Executive Officer.
Other non-financial factors taken into account by the Compensation Committee in setting these bonus amounts included, among other items, providing strategic leadership and direction for the Company, including corporate governance matters, managing the strategic direction of the Company.
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
Deferral of Compensation under the Plan
Subject to prescribed limits under the Plan (including on an individualized participant basis), deferred amounts, if any, will be credited to a participant’s account as and when a deferred bonus is earned and indexed to the fair market value of a share of our common stock (as determined from time to time by the Compensation Committee), except that the initial value of deferred amounts at the time of deferral was based on our fair market value as of January 1, 2013 for the Plan’s initial participants, including Mr. Cooper, and as of the grant date for other participants who joined the Plan at a later date, including Mr. Lousada. The amount deferred in respect of Mr. Lousada’s bonus for the 2019 fiscal year is $2,830,000. As noted above, Mr. Cooper was not entitled to defer any of his 2019 free cash flow bonus because he had previously deferred his maximum allocation under the Plan.
Equity Interests under the Plan
Each of our NEOs who elected to participate in the Plan became a member of WMG Management Holdings, LLC (“Management LLC”), a limited liability company formed in connection with the Plan’s adoption, and was granted a “profits interest” in Management LLC (“Profits Interests”) in amounts equal to 10,000 times the maximum number of shares of our common stock available for issuance to the participants in settlement of his or her deferred accounts (each deferred equity unit is equivalent to 1/10,000 of a share of our common stock). These Profits Interests granted to Messrs. Cooper and Lousada represent an economic entitlement to future appreciation in our common stock above the fair market value on the grant date. In addition, in connection with the increase to the free cash flow percentage allocations of Mr. Cooper, he was granted an additional number of Profits Interests in Management LLC equal to the additional number of deferred equity units that may be granted to him, representing an economic entitlement to future appreciation in our common stock from the date of grant. Terms and conditions of the Plan with respect to the Profits Interests are described below in the narrative accompanying the “Grant of Plan-Based Awards in Fiscal Year 2019” table and under “Potential Payments upon Termination or Change-In-Control.”
On January 4, 2019, April 5, 2019 and July 5, 2019, we paid a cash dividend to our stockholders on all the issued and outstanding shares of our common stock. Under the Plan, deferred equity unit holders receive dividend equivalents for cash dividends paid on our common stock.
Tax Deductibility of Compensation and Other Tax Considerations
Where appropriate, and after taking into account various considerations, including that certain incentives, including the Profits Interests under the Plan, may have competing advantages, we structure our executive employment arrangements and compensation programs to allow us to take a tax deduction for the full amount of the compensation we pay to our executives.
We were a privately held company during all of fiscal year 2019. As a result, we were not subject to Section 162(m) of the Internal Revenue Code, which generally places limits on the tax deductibility of executive compensation for publicly held companies unless certain requirements are met.

Benefits
Our NEOs also receive health coverage, life insurance, disability benefits and, generally, other similar benefits in the same manner as our U.S. employees and, in the case of Mr. Lousada and, for a portion of the 2019 fiscal year during his employment in London, U.K. (before he relocated to Los Angeles, California), Mr. Moot, U.K. employees of equivalent status.
Retirement Benefits
We offer a tax-qualified 401(k) plan to our U.S. employees and in November 2010 we adopted a non-qualified deferred compensation plan, which is available to those of our employees whose base salary is at least $200,000 and who are bonus eligible and who are not eligible to participate in the Plan. Both plans are available to the NEOs except for the non-qualified deferred compensation plan if they participate in the Plan. None of our NEOs participated in the non-qualified deferred compensation plan during fiscal year 2019.
In accordance with the terms of the Company’s 401(k) plan, the Company matches after one year of service, in cash, 50% of the first 6% of each plan participant’s contributions to the plan, up to 3% of eligible pay, with a limit of up to $8,400 in 2019, whichever is less. Employees can contribute up to the maximum IRS pre-tax deferral of $19,000 in 2019 (with a catch up of $6,000 in 2019 in the case of participants age 50 or greater), whichever occurs first. The matching contributions made by the Company are initially subject to vesting, based on continued employment, with 25% scheduled to vest on each of the second through fifth anniversaries of the employee’s date of hire.
Additionally, the Company offers a defined contribution pension scheme for U.K. employees, including, in fiscal year 2019, Messrs. Lousada and Moot.
Perquisites
We generally do not provide perquisites to our NEOs, although, in fiscal year 2019, Mr. Lousada and Mr. Moot received a car allowance, Mr. Moot received relocation assistance and Messrs. Lousada and Moot were reimbursed for certain tax preparation costs and received employer contributions with respect to private medical insurance, life assurance and income protection. See the Summary Compensation Table below for a summary of compensation received by our NEOs, including any perquisites received in fiscal year 2019.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussions, the Compensation Committee recommends to the Company’s board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.
Members of the Compensation Committee:
Lincoln Benet, Chair
Alex Blavatnik
Len Blavatnik
Thomas H. Lee
Donald A. Wagner

Summary Compensation Table
The following table provides summary information concerning compensation paid or accrued by us to or, on behalf of, our NEOs, for services rendered to us during the specified fiscal year.

		Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation
Name and Principal Position	Year	($)	($) (1)	($)	($) (2)	($)	($) (3)	Total ($)
Stephen Cooper	2019	$1,000,000	—	—	$7,075,000	—	$2,013,264	$10,088,264
CEO	2018	$1,000,000	—	—	$9,325,000	—	$24,025,974	$34,350,974
	2017	$1,000,000	—	—	$12,025,000	—	$2,181,818	$15,206,818
Max Lousada (4)(5)	2019	$5,108,000	—	—	—	—	$510,330	$5,618,330
CEO, Warner Recorded Music	2018	$5,180,000	—	—	—	—	$1,467,059	$6,647,059
Eric Levin	2019	$850,000	$1,034,340	—	—	—	$8,400	$1,892,740
Executive Vice President and	2018	$750,000	$677,907	—	—	—	$8,250	$1,436,157
Chief Financial Officer	2017	$750,000	$625,000	—	—	—	$8,100	$1,383,100
Carianne Marshall (6)	2019	$1,132,692	$1,319,487	—	—	—	$721	$2,452,900
Co-Chair and COO,
Warner Chappell Music
Guy Moot (6)	2019	$829,994	$913,985	—	—	—	$322,754	$2,066,733
Co-Chair and CEO,
Warner Chappell Music
______________________________________

(1)
Represents discretionary cash bonuses for fiscal year 2019 performance for each of Messrs. Levin and Moot and Ms. Marshall expected to be paid in January 2020, and discretionary cash bonuses for fiscal years 2018 and 2017 to Mr. Levin.

(2)
For the 2019 fiscal year, Mr. Cooper’s free cash flow bonus under the Plan will be paid entirely in cash because he previously acquired all of his deferred equity unit allocation. All of his 2018 and 2017 free cash flow bonus were also paid in cash.

(3)
Fiscal year 2019 includes 401(k) matching contributions of $8,400 for Mr. Levin and defined contribution pension matching contributions of $23,991 (£18,787) for Mr. Lousada and $7,740 (£6,061) for Mr. Moot. Additionally, fiscal year 2019 for Messrs. Cooper and Lousada, includes $2,013,264 and $433,667, respectively, in cash dividends paid to them under the Plan in respect of their then outstanding deferred equity units and Profits Interests. Messrs. Lousada and Moot were reimbursed for certain tax preparation costs and received car allowances as well as employer contributions with respect to private medical insurance, life assurance and income protection. Mr. Moot also received relocation assistance totaling $282,168, including a related tax gross-up of $97,574.

(4)	Mr. Lousada became an NEO in fiscal year 2018.

(5)	The amounts reported for Mr. Lousada have been converted from British pound sterling to U.S. dollars using a conversion factor of 1.277 and 1.295 for fiscal years 2019 and 2018, respectively.

(6)
Ms. Marshall and Mr. Moot became NEOs in fiscal year 2019. Base salary information for Ms. Marshall and Mr. Moot reflects proration resulting from Ms. Marshall’s salary changes during fiscal year 2019 and Mr. Moot’s commencement of employment during fiscal year 2019.

Grant of Plan-Based Awards in Fiscal Year 2019
No deferred equity units or Profits Interests were granted in fiscal year 2019 to our NEOs.
Under the Plan, the deferred amounts granted to our participating NEOs are credited to a participant’s account as and when a deferred bonus is earned based on the fair market value of a share of our common stock as of January 1, 2013. Uncredited deferred equity units are forfeited upon an NEO’s termination of employment. Under the Plan, our participating NEOs’ Profits Interests vest over time as equivalent amounts of their annual free cash flow bonuses are deferred under the Plan. Unvested Profits Interests are forfeited on any termination of employment. As of September 30, 2019, 136,567.10 and 54,626.84 deferred equity units had been granted to Mr. Cooper and Mr. Lousada, respectively. As of September 30, 2019, all of Mr. Cooper’s deferred equity units, including special deferred equity units, had vested, and Mr. Lousada had vested in 24,514.38 of his deferred equity units. Also, each of Messrs. Cooper and Lousada had vested in an equal number of the Profits Interests held by him. In December 2018, 45,535.02 of Mr. Cooper’s deferred equity units, including special deferred equity units, settled and ceased to be outstanding. Deferred equity units described in this report reflect an adjustment the Company made during fiscal year 2019 to account for a change to the number of shares of our common stock outstanding.
The deferred amounts reflected in the “Outstanding Equity Awards at 2019 Fiscal Year-End” and “Nonqualified Deferred Compensation” tables below are scheduled to be settled in equal installments as follows: For Mr. Cooper, on the December 2019 and 2020 redemption dates; and for Mr. Lousada, on the December 2023, 2024, and 2025 redemption dates. Deferred accounts will be settled at the participants’ election, in shares of our common stock or with a cash payment equal to the then fair market value of the shares. Any shares received on settlement are required to be immediately exchanged for fully-vested equity units (“Acquired LLC Units”) in Management LLC. On each scheduled redemption date, a Plan participant may elect to redeem up to one-third of his or her vested Profits Interests (including any Profits Interests eligible for redemption on a prior redemption date that were not then redeemed) for a cash payment equal to their liquidation value. A Plan participant may also elect to redeem his or her Acquired LLC Units for a cash payment equal to the fair market value of their underlying shares of the Company’s common stock on each redemption date. In addition to a Plan participant’s right to redemption of his or her vested Profits Interests and Acquired LLC Units on the redemption dates and annually thereafter, Management LLC may redeem vested Profits Interests and Acquired LLC Units following a participant’s termination of employment with the Company and its subsidiaries. All remaining Profits Interests will be redeemed in December 2020 for Mr. Cooper and December 2025 for Mr. Lousada. Redemption payments in respect of Profits Interests may be reduced by the amount of any outstanding unrecovered added investment amounts.
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
Summary of NEO Employment Arrangements
This section describes employment arrangements in effect for our NEOs during fiscal year 2019. Potential payments under the severance agreements and arrangements described below are provided in the section entitled “Potential Payments upon Termination or Change-In-Control.” In addition, for a summary of the meanings of “cause” and “good reason” as discussed below, see “Termination for ‘Cause’” and “Resignation for ‘Good Reason’ or without ‘Good Reason’” below.
Employment Arrangements with Stephen Cooper
As noted above, except for Mr. Cooper’s annual base salary of $1,000,000 and his participation in the Plan, the Company does not have any other employment arrangement with Mr. Cooper.
Employment Agreement with Max Lousada
During fiscal year 2019, Mr. Lousada was party to an employment agreement with us that provided, among other things, for the following:
(1) the term of Mr. Lousada’s employment agreement ends on September 30, 2022;
(2) Mr. Lousada’s base salary for fiscal year 2019 was $5,108,000 (£4,000,000);
(3) eligibility to participate in the Plan; and
(4) eligibility to participate in the defined contribution pension plan for UK employees, along with company matching contributions of up to 10% of Mr. Lousada’s base salary.

In the event we terminate his employment for any reason other than “cause” (as defined in his employment agreement) or he is constructively dismissed, Mr. Lousada will be entitled to cash severance benefits equal to $7,662,000 (£6,000,000).
Mr. Lousada’s employment agreement also contains covenants relating to confidentiality, a six-month post-employment non-compete and a one-year post-employment non-solicitation covenant.
Employment Agreement with Eric Levin
During fiscal year 2019, Mr. Levin was party to an employment agreement with us that provided, among other things, for the following:
(1) the term of Mr. Levin’s employment agreement ends on September 30, 2023; and
(2) Mr. Levin’s base salary for fiscal year 2019 was $850,000 and his target bonus was $850,000. Additionally, Mr. Levin’s base salary and target bonus will continue to be $850,000 for fiscal years 2020 and 2021, and will increase to $900,000 for fiscal years 2022 and 2023.
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
Employment Agreement with Carianne Marshall
For fiscal year 2019, Ms. Marshall was party to an employment agreement with us that provided, among other things, for the following:
(1) the term of Ms. Marshall’s employment agreement ends on March 31, 2024; and
(2) Ms. Marshall’s base salary for fiscal year 2019 was increased to $1,250,000 on February 1, 2019 (after an earlier increase to $1,000,000 on November 1, 2018), and her target bonus was $1,266,667. Ms. Marshall’s target bonus for each fiscal year after 2019 will be $1,750,000.
Also, her employment agreement provides that, if during the term, we establish a new long-term incentive plan, we will offer Ms. Marshall an opportunity to participate in it.
In the event we terminate her employment for any reason other than for “cause” (as defined in her employment agreement), death or disability or if Ms. Marshall terminates her employment for “good reason” (as defined in her employment agreement), Ms. Marshall will be entitled to severance benefits equal to 15 months of her annual base salary plus a discretionary pro-rated bonus (as determined by the Company in good faith) and continued participation in the Company’s group health and life insurance plans for the month of termination. However, if we elect to not renew her employment agreement at the end of its term, she will be paid the severance that would be payable to her under our severance policy if she did not have an employment agreement.
Ms. Marshall’s employment agreement also contains standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.
Employment Agreement with Guy Moot
For fiscal year 2019, Mr. Moot was party to employment agreements with us that provided, among other things, for the following:
(1) the term of Mr. Moot’s employment agreement ends on March 31, 2024;
(2) Mr. Moot’s annual base salary is $1,750,000 (although prior to his relocation to Los Angeles, California in fiscal year 2019, his annual base salary was denominated as £1,365,000), and his target bonus is the same amount;
(3) Mr. Moot was entitled to up to $298,818 (£234,000), after-tax, in relocation assistance in connection with his relocation to Los Angeles, California.

Also, his employment agreement provides that, if during the term, we establish a new long-term incentive plan, we will offer Mr. Moot an opportunity to participate in it.
In the event we terminate his employment for any reason other than for “cause” (as defined in his employment agreement), death or disability or if Mr. Moot terminates his employment for “good reason” (as defined in his employment agreement), Mr. Moot will be entitled to severance benefits equal to 18 months of his annual base salary plus a discretionary prorated bonus (as determined by the Company in good faith), up to $75,000 in relocation assistance to move from Los Angeles, California to London, U.K. and continued participation in the Company’s group health and life insurance plans for the month of termination.  However, if we elect to not renew his employment agreement at the end of its term, he will be paid 12 months of annual base salary.
If Mr. Moot resigns without “good reason” or is terminated for “cause” before the second anniversary of his relocation to Los Angeles, California, he will be required to repay all or a portion of the relocation assistance and related tax gross-up.
Mr. Moot’s employment agreement also contains standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.
Outstanding Equity Awards at 2019 Fiscal Year-End

Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Stephen Cooper	—	(2)	$—
	—	(3)	$—
Max Lousada	30,112.47	(2)	$11,080,184
	30,112.47	(3)	$6,498,271
______________________________________

(1)
An NEO’s deferred equity units and Profits Interests generally vest over time as equivalent amounts of annual free cash flow bonuses are deferred under the Plan. All of Mr. Cooper’s deferred equity units, including special deferred equity units, and Profits Interests had vested as of September 30, 2019.

(2)	Uncredited deferred equity units approved for grant to the NEO as of September 30, 2019. Each deferred equity unit is equivalent to 1/10,000 of a share of our common stock.

(3)
Unvested Profits Interests. This table does not include vested Profits Interests that were held by the NEOs or Class A units of Management LLC received in settlement of vested deferred equity units held in trust by Mr. Cooper, in each case, as of September 30, 2019: for Mr. Cooper, 136,567.10 vested Profits Interests, with a value of $34,105,592; and for Mr. Lousada, 24,514.38 vested Profits Interests, with a value of $5,290,203.  A Profits Interest’s benchmark amount reflects the value of 1/10,000 of our common stock on the grant date of the Profits Interest, and the value of a Profits Interest reflects the appreciation in the fair market value of our common stock above its benchmark amount. For the 2019 redemption date, Mr. Cooper received shares of the Company’s common stock for his deferred equity units that settled in December 2018 (and all such shares were immediately contributed to Management LLC in exchange for Class A units, pursuant to the Plan) and Mr. Cooper elected to retain (and not redeem) all of his Profits Interests then eligible for redemption. Because Mr. Lousada joined the Plan in 2017, he was not eligible to redeem any deferred equity units or Profits Interests in December 2018.

(4)
As of September 30, 2019, the value of 1/10,000 of a share of our common stock, as determined under the Plan, was $367.96. Assumptions used in the calculation of this amount are included in Note 11 to our audited financial statements for the fiscal year ended September 30, 2019.

Equity Awards Vested in 2019 Fiscal Year

Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value Realized on Vesting ($) (3)
Stephen Cooper	—	(1)	$—
	—	(2)	$—
Max Lousada	9,788.40	(1)	$1,488,424
	9,788.40	(2)	$1,488,424
______________________________________

(1)
Deferred equity units that vested in fiscal year 2019. Generally, an NEO’s deferred equity units vest in the fiscal year following the fiscal year in which the NEO’s free cash flow bonuses are paid. However, in August 2018, prior to the 2019 fiscal year, vesting was accelerated for 14,725.98 of Mr. Lousada’s deferred equity units that would otherwise have vested in fiscal year 2019 and the remaining 9,788.40 vested in December 2018.

(2)	Profits Interests that vested in fiscal year 2019 reflect a number of Profits Interests equal to the number of deferred equity units acquired by Mr. Lousada in fiscal year 2019.

(3)
Reflects the difference between the purchase price of a deferred equity unit and the fair market value of a deferred equity unit on the date Mr. Lousada acquired the vested deferred equity units in December 2018, and for a Profits Interest reflects the appreciation in the fair market value of one-ten-thousandth (1/10,000) of a share of our common stock as of the vesting date since the date of grant. Pursuant to the Plan and the NEOs’ elections, the deferred equity units and Profits Interests will not be settled or redeemed until the scheduled redemption dates or, if earlier, termination of the NEO’s employment.  See the descriptions in the narratives accompanying the “Grants of Plan-Based Awards in Fiscal Year 2019” table above and below under “Potential Payments upon Termination or Change-In-Control.”

Nonqualified Deferred Compensation
The following table provides information concerning the deferred accounts of our NEOs under the Plan:

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($) (4)
Stephen Cooper	$—	$—	$5,802,385	$13,582,814	$32,960,714
Max Lousada	$1,490,000	$1,488,424	$1,562,547	—	$9,020,311
______________________________________

(1)	Amounts of free cash flow bonuses that were deferred by Mr. Lousada under the Plan through the acquisition of vested deferred equity units in fiscal year 2019.

(2)
Reflects the difference between the purchase price of a deferred equity unit and the fair market value of a deferred equity unit on the date Mr. Lousada acquired the vested deferred equity units in fiscal year 2019.

(3)	Reflects the increase in value of vested deferred equity units outstanding as of September 30, 2019 since October 1, 2018.

(4)	For Mr. Cooper, this reflects the value of shares of the Company’s common stock that he received in settlement of his deferred equity units in December 2019.
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
The following discussion summarizes the potential payments upon a termination of employment in various circumstances. The amounts discussed apply the assumptions that employment terminated on September 30, 2019 and the NEO does not become employed by a new employer or return to work for the Company, or that a change in control occurred on September 30, 2019. The discussion that follows addresses Ms. Marshall and Messrs. Lousada, Cooper, Levin and Moot. See “Summary of NEO Employment Arrangements” above for a description of their respective agreements. The value of a fractional share of our common stock applied to this discussion was $367.96, as determined under the Plan as of September 30, 2019.
Estimated Benefits upon Termination for “Cause” or Resignation Without “Good Reason”
In the event an NEO is terminated for “cause,” or resigns without “good reason” as such terms are defined below, the NEO is only eligible to receive compensation and benefits accrued through the date of termination. Therefore, no amounts other than accrued amounts would be payable to Ms. Marshall or Messrs. Lousada, Levin and Moot in this instance pursuant to their employment arrangements. As noted above, Mr. Cooper does not have an employment arrangement directly with the Company and, therefore, he is also not entitled to any benefits from the Company, except under the Plan, if he is terminated for “cause” or he resigns without “good reason.”
Estimated Benefits upon Termination without “Cause” or Resignation for “Good Reason”
Upon termination without “cause” or resignation for “good reason,” Ms. Marshall and Messrs. Lousada, Levin and Moot are entitled to contractual severance benefits payable on termination plus, in the case of Ms. Marshall and Mr. Moot, a pro-rated annual bonus for the year of termination. Although annual free cash flow bonuses under the Plan are generally contingent upon the participant being employed with the Company on the date of payment, if, after the first quarter of a fiscal year, the employment of Messrs. Cooper or Lousada is terminated by the Company without “cause”, by him for “good reason” or due to his death or “disability,” he will be entitled under the Plan to a pro rata free cash flow bonus in respect of the year in which such event occurs (as such terms are defined in the Plan). None of our NEOs is entitled to any additional severance upon a termination in connection with a change in control.

Name	Salary (other than accrued amounts) (1)	Bonus (2)	Value of Deferred Compensation (3)	Acceleration of Profits Interests (4)	Benefits	Total
Stephen Cooper	—	$7,075,000	$32,960,714	—	—	$40,035,714
Eric Levin	$850,000	—	—	—	—	$850,000
Max Lousada (5)	$7,662,000	$2,830,000	$9,020,311	—	—	$19,512,311
Carianne Marshall	$1,562,500	$1,319,487	—	—	—	$2,881,987
Guy Moot	$2,625,000	$913,985	—	—	—	$3,538,985
______________________________________

(1)	For Messrs. Levin, Moot and Lousada and Ms. Marshall, the amount represents the severance payable to them on such a qualifying termination.

(2)
For Messrs. Cooper and Lousada, represents a pro rata amount of the annual free cash flow bonus payable under the Plan (or, since the termination date is assumed to be September 30, 2019, their full 2019 annual bonuses). For Ms. Marshall and Mr. Moot, represents the actual 2019 bonus paid assuming the Company in its good-faith discretion determined to pay that amount.

(3)
Reflects the value of vested deferred equity units that will be settled on a termination of employment without “cause” or by the NEO for “good reason” (including, in Mr. Cooper’s case, units held in trust).

(4)
Profits Interests will not accelerate on a termination of employment that is not in connection with a change in control of the Company.  This table does not include vested Profits Interests held by the NEOs (or, in Mr. Cooper’s case, Profits Interests held in trust).

(5)	The amounts reported for Mr. Lousada have been converted from British pound sterling to U.S. dollars using a conversion factor of 1.277.
Estimated Benefits in Connection with a Change in Control
As participants in the Plan, each of Messrs. Lousada and Cooper will be entitled to additional payments upon a change in control in respect of his amounts deferred under the Plan and the Profits Interests granted to him.

Name	Value of Deferred Compensation (1)	Acceleration of Profits Interests (2)	Total
Stephen Cooper	$32,960,714	$—	$32,960,714
Max Lousada	$9,020,311	$2,830,000	$11,850,311
______________________________________

(1)
For each of Messrs. Cooper and Lousada, represents the value of the NEO’s deferred equity units that were vested and outstanding on September 30, 2019 and for Mr. Cooper, the then outstanding portion of the additional deferred equity units granted to him in December 2013 to offset the impact of the $54 million of investments that were funded through fiscal year 2013 free cash flow (but reduced for the amount of any unrecovered investment amounts that were allocated to the NEO with such additional grant).  Also, for Mr. Lousada, the deferred equity units that would have been credited to his deferred compensation account with a pro rata portion of the free cash flow bonus in respect of the 2019 fiscal year payable in deferred equity units (i.e., the remainder due to be deferred from his 2019 fiscal year free cash flow bonus, since the change in control would be deemed to occur on September 30, 2019).

(2)
For Mr. Lousada, his Profits Interests that would have vested if 100% of his 2019 free cash flow bonus would have been deferred under the Plan.  The value of a Profits Interest reflects the appreciation in the fair market value of one-ten-thousandth (1/10,000) of a share of our common stock as of September 30, 2019 since the date of grant. In each case, the value of a Profits Interest assumes that Management LLC was liquidated and its proceeds distributed to its members, including our NEOs. This table does not include vested Profits Interests held by the NEOs or Profits Interests or Class A units in Management LLC held in trust by Mr. Cooper.

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

Estimated Benefits upon Death or Disability
Death. For Messrs. Lousada, Levin and Moot and Ms. Marshall, other than accrued benefits and, in the case of Messrs. Cooper and Lousada under the Plan, no other benefits are provided in connection with such NEO’s death. Also, for Ms. Marshall and Mr. Moot, represents the actual 2019 bonus paid assuming the Company in its good-faith discretion determined to pay that amount.
Disability. For Messrs. Lousada, Levin and Moot and Ms. Marshall, other than accrued benefits and short-term disability amounts and, in the case of Messrs. Cooper and Lousada under the Plan, no benefits are provided in connection with such NEO’s disability. Also, for Ms. Marshall and Mr. Moot, represents the actual 2019 bonus paid assuming the Company in its good-faith discretion determined to pay that amount.
As participants in the Plan, each of Messrs. Cooper and Lousada will be entitled to the following payments if terminated as a result of death or disability:

Name	Bonus (1)	Value of Deferred Compensation (2)	Acceleration of Profits Interests (3)	Total
Stephen Cooper	$7,075,000	$32,960,714	—	$40,035,714
Max Lousada	$2,830,000	$9,020,311	—	$11,850,311
Carianne Marshall	$1,319,487	—	—	$1,319,487
Guy Moot	$913,985	—	—	$913,985
______________________________________

(1)
Represents a pro rata amount of the annual free cash flow bonus payable under the Plan (or, since the termination date is assumed to be September 30, 2019, the full 2019 annual bonus) for each of Messrs. Cooper and Lousada. For Ms. Marshall and Mr. Moot, represents the actual 2019 bonus paid assuming the Company in its good-faith discretion determined to pay that amount.

(2)
Represents the value of each NEOs’ deferred equity units that were vested and outstanding on September 30, 2019, and the then outstanding portion of the additional deferred equity units granted to Mr. Cooper in December 2013 to offset the impact of the $54 million of investments that were funded through fiscal year 2013 free cash flow (but reduced for the amount of any unrecovered investment amounts that were allocated to the NEO with such additional grant), in each case, based on the value of our common stock as of September 30, 2019.

(3)
Profits Interests will not accelerate on a termination of employment that is not in connection with a change in control of the Company.  This table does not include vested Profits Interests held by the NEOs or Profits Interests or Class A units in Management LLC held in trust by Mr. Cooper.

Relevant Provisions of Employment Arrangements
Upon termination of employment for any reason, all of our employees, including our NEOs, are entitled to unpaid salary and vacation time accrued through the termination date.
Termination for “Cause”
Under the terms of his employment agreement (and for purposes of the Plan), we generally would have “cause” to terminate the employment of Mr. Lousada in any of the following circumstances: (1) serious or repeated breach of any of his material obligations; (2) refusing to carry out any lawful and reasonable order given to him or failing to attend to his duties; (3) committing any financially dishonest or fraudulent act relating to the Company; (4) conviction of a crime that is punishable by imprisonment; (5) guilty of gross misconduct or of any other conduct which brings or is likely to bring serious professional discredit to the Company; (6) unable to perform his duties by reason of ill-health or accident either for a specified period; (7) becoming of unsound mind and a patient for the purpose of any statute relating to mental health; (8) a petition or application for an order in bankruptcy is presented by or against him or any person becomes entitled to petition or apply for any such order; (9) a disqualification order (as defined in Section 1 of the Directors Disqualification Act 1986) is made against him or he otherwise becomes prohibited by law from being a member of the Company’s board of directors; and (10) if he voluntarily resigns as a member of the Company’s board of directors. In the event of (1) or (2) that is curable, we are required to notify Mr. Lousada of such circumstances and give him a reasonable opportunity to cure.
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
Under the terms of their employment agreements, we generally would have “cause” to terminate the employment of Messrs. Levin or Moot or Ms. Marshall in any of the following circumstances: (1) repeated and continual refusal to perform his or her duties with the Company, (2) engaging in willful malfeasance that has a material adverse effect on the Company, (3) breach of his or her covenants in his/her employment agreement and (4) conviction of a felony or entered a plea of nolo contendere to a felony charge.
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
Our employment agreements with Mr. Moot and Ms. Marshall provide that he or she generally would have “good reason” to terminate employment in any of the following circumstances: (1) if we assign duties inconsistent with his/her current positions, duties or responsibilities or if we change the parties to whom he or she reports, (2) if we fail to pay any amounts due under the employment agreement, (3) if we relocate him/her beyond a specified area, (4) if we assign the Company’s obligations under the employment agreement to a non-affiliate (except, in Ms. Marshall’s case, if the assignment is in connection with a sale, transfer or disposition of all or a substantial portion of the stock or assets of Warner Chappell Music, Inc. or its direct or indirect parent). Our employment agreement with Mr. Levin does not include “good reason” termination provisions.
Restrictive Covenants
Our agreements with our NEOs contain several important restrictive covenants with which an executive must comply following termination of employment. For example, Messrs. Cooper’s and Lousada’s entitlements to payments under the Plan are each conditioned on the NEO’s compliance with covenants not to solicit certain of our artists and employees. This non-solicitation covenant continues in effect during a period that, for each of our NEOs, will end one year following his termination of employment.
Messrs. Levin’s and Moot’s and Ms. Marshall’s employment agreements and the Plan for Messrs. Cooper and Lousada also contain covenants regarding non-disclosure of confidential information.

DIRECTOR COMPENSATION
The following table provides summary information concerning compensation paid or accrued by, or on behalf of, our non-employee directors for services rendered to us during fiscal year 2019.
Mr. Lynton is entitled to an annual retainer of $350,000, payable pro rata quarterly in arrears, for his service on the Company’s board of directors, and he was paid a prorated portion of this retainer from the date of his appointment to the Company’s board of directors on February 7, 2019. Mathias Döpfner is entitled to an annual retainer of €250,000, payable pro rata quarterly in arrears, for his service as a director on the Company’s board of directors. Messrs. Lee and Kreiz and Ms. Hertz were entitled to $75,000 for fiscal year 2019. No other non-employee directors received any compensation for service on the Company’s board of directors or board committees during fiscal year 2019.
Directors are entitled to reimbursement of their fees incurred in connection with travel to meetings. In addition, the Company reimburses directors for fees paid to attend director education events.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Michael Lynton	$226,528		—	—	—	—	—	$226,528
Lincoln Benet	—		—	—	—	—	—	—
Alex Blavatnik	—		—	—	—	—	—	—
Len Blavatnik	—		—	—	—	—	—	—
Mathias Döpfner	$282,150	(1)	—	—	—	—	—	$282,150
Noreena Hertz	$75,000		—	—	—	—	—	$75,000
Ynon Kreiz	$75,000		—	—	—	—	—	$75,000
Thomas H. Lee	$75,000		—	—	—	—	—	$75,000
Donald A. Wagner	—		—	—	—	—	—	—

(1)	The amount reported for Mr. Döpfner has been converted from Euros to U.S. dollars using a conversion factor of 1.1286 as of September 30, 2019.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Mr. Wagner was a Vice President of the Company from July 20, 2011 to October 3, 2011. None of the Compensation Committee’s members is or has been a Company officer or employee during the last fiscal year. During fiscal year 2019, none of the Company’s executive officers served on the board of directors, the Compensation Committee or any similar committee of another entity of which an executive officer served on our board of directors or Compensation Committee.
CEO PAY RATIO
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO:
To determine the estimated ratio of CEO pay to median employee pay in accordance with Item 402(u) of Regulation S-K, we considered our entire global employee population of approximately 5,400 employees who were on the payroll as of September 30, 2019. We then used base salary paid during fiscal year 2019 as the form of compensation to determine our median employee. We identified our median employee, whose Summary Compensation Table total compensation, as calculated in accordance with Item 402(u)(2) of Regulation S-K, was $58,163 in fiscal year 2019 (this amount has been converted from Hong Kong dollars to U.S. dollars using a conversion factor of 0.1276).
The CEO pay used for purposes of calculating this pay ratio is $10,088,264, which is the annual total compensation of our CEO as reported in the Summary Compensation Table.
As a result, the reasonable estimated ratio of CEO pay to median employee pay, calculated in a manner consistent with Item 402(u) of Regulation S-K is 173.4 to 1. The SEC’s pay ratio disclosure rules permit the use of estimates, assumptions, and adjustments. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above. This pay ratio results from two important factors relating to our CEO’s compensation and participation in the Plan:

•
As described above under “Annual Free Cash Flow Bonus Pool,” a significant portion of our CEO’s annual compensation comes from his free cash flow bonus under the Plan, which for fiscal year 2019 was $7,075,000;

•
As described above, we paid cash dividends to all stockholders of record and participants of the Plan on January 4, 2019, April 5, 2019 and July 5, 2019. As a result, our CEO was paid $2,013,264 in fiscal year 2019 in respect of his deferred equity units and Profits Interests;

•
As described above, in December 2018, a portion of Mr. Cooper’s deferred equity units and special deferred equity units were settled into shares of our common stock (which were immediately contributed to Management LLC for Class A units of Management LLC).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Affiliates of Access own 100% of our common stock.
The following table provides information as of November 27, 2019 with respect to beneficial ownership of our capital stock by:

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

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding
AI Entertainment Holdings LLC (formerly Airplanes Music LLC)	Common Stock	995.8	94.0%
Altep 2012 L.P.	Common Stock	4.2	0.4%
WMG Management Holdings, LLC	Common Stock	59.9012	5.6%
Stephen Cooper (3)	N/A	N/A	N/A
Eric Levin	N/A	N/A	N/A
Max Lousada (3)	N/A	N/A	N/A
Carianne Marshall	N/A	N/A	N/A
Guy Moot	N/A	N/A	N/A
Michael Lynton	N/A	N/A	N/A
Len Blavatnik (2)	Common Stock	1,059.9012	100%
Lincoln Benet (3)	N/A	N/A	N/A
Alex Blavatnik	N/A	N/A	N/A
Mathias Döpfner	N/A	N/A	N/A
Noreena Hertz	N/A	N/A	N/A
Ynon Kreiz	N/A	N/A	N/A
Thomas H. Lee	N/A	N/A	N/A
Donald A. Wagner (3)	N/A	N/A	N/A
All executive officers and directors of Warner Music Group Corp. as a group (18 persons)	Common Stock	1,059.9012	100%
______________________________________

(1)	The mailing address of each of these persons is c/o Warner Music Group Corp., 1633 Broadway, New York, NY 10019, (212) 275-2000.

(2)	As of November 27, 2019, the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), Altep 2012 L.P. and WMG Management Holdings, LLC are indirectly controlled by Len Blavatnik.

(3)
Does not reflect shares of the Company’s common stock that may be attributable to the beneficial owners of limited partnership interests in Altep 2012 L.P. or Profits Interests in WMG Management Holdings, LLC. Messrs. Benet and Wagner

beneficially own limited partnership interests in Altep 2012 L.P. and disclaim any beneficial ownership of shares of the Company’s common stock. Messrs. Cooper, and Mr. Lousada owns Profits Interests, and Mr. Cooper holds Profits Interests and Class A units (held in trust), in WMG Management Holdings, LLC and disclaim any beneficial ownership of shares of the Company’s common stock.

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
Relationships with Access
As a wholly owned subsidiary of Access, historically, we have entered into various transactions with Access and its subsidiaries in the normal course of business including, among others, service agreements, lease arrangements and license arrangements. The transactions described below are between us and affiliates of Access that are not also subsidiaries of Warner Music Group Corp.
Management Agreement
Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access provides the Company and its subsidiaries with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company pays to Access an annual fee equal to the greater of (i) a base amount, which is the sum of (x) $6 million and (y) 1.5% of the aggregate amount of Acquired EBITDA (as defined in the Management Agreement) and was approximately $9 million for the fiscal year ended September 30, 2019, and (ii) 1.5% of the EBITDA (as defined in the indenture governing the redeemed WMG Holdings Corp. 13.75% Senior Notes due 2019) of the Company for the applicable fiscal year, plus expenses. The fee is paid quarterly based on the base amount, with a true-up payment for the fourth quarter for any excess of the annual fee above the base amount. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement.
Such costs incurred by the Company were approximately $11 million, $16 million and $9 million for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively. The fiscal year ended September 30, 2019 included the annual base fee of $9 million and an increase of $2 million calculated pursuant to the Management Agreement. The fiscal year ended September 30, 2018 included the annual base fee of $9 million and an increase of $7 million calculated pursuant to the Management Agreement.
Lease Arrangements with Access
On March 29, 2019, an affiliate of Access acquired the Ford Factory Building, located on 777 S. Santa Fe Avenue in Los Angeles, California, from an unaffiliated third party. The building is the Company’s new Los Angeles, California headquarters and as such, the Company is the sole tenant of the building acquired by Access. The existing lease agreement was assumed by Access upon purchase of the building and was not modified as a result of the purchase. Rental payments by the Company under the existing lease total approximately $12 million per year, subject to annual fixed increases. The remaining lease term is approximately 11 years, after which the Company may exercise a single option to extend the term of the lease for 10 years thereafter.
On August 13, 2015, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Access for the use of office space in the Company’s corporate headquarters at 1633 Broadway, New York, New York. The license fee of $2,775 per month, plus an IT support fee of $1,000 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. For the fiscal year ended September 30, 2019, an immaterial amount was recorded as rental income. The space is occupied by The Blavatnik Archive, which is dedicated to the discovery and preservation of historically distinctive and visually compelling artifacts, images and stories that contribute to the study of 20th century Jewish, WWI and WWII history.
On July 29, 2014, AI Wrights Holdings Limited, an affiliate of Access, entered into a lease and related agreements with Warner Chappell Music Limited and WMG Acquisition (UK) Limited, subsidiaries of the Company, for the lease of 27 Wrights Lane, Kensington, London. The Company had been the tenant of the building which Access acquired. Subsequent to the change in ownership, the parties entered into the lease and related agreements pursuant to which, on January 1, 2015, the rent was increased to £3,460,250 per year and the term was extended for an additional five years from December 24, 2020 to December 24, 2025, with a market rate rent review beginning December 25, 2020.
Music Publishing Agreement
Val Blavatnik (the son of our director and controlling shareholder, Len Blavatnik) entered into a music publishing contract with Warner-Tamerlane Publishing Corp., dated September 7, 2018, pursuant to which, in fiscal 2019, he was paid $162,500 in advances recoupable from royalties otherwise payable to him from the licensing of musical compositions written or co-written by him.
License Agreements with Deezer
Access owns a controlling equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. Subsidiaries of the Company have been a party to license arrangements with Deezer since 2008, which provide for the use of the Company’s sound recordings on Deezer’s ad-supported and subscription streaming services worldwide (excluding Japan) in exchange for fees paid by Deezer.  The Company has also authorized Deezer to include the Company’s sound recordings in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to the Company. Deezer paid to the Company an aggregate amount of approximately $49 million in connection with the foregoing arrangements during the fiscal year ended September 30, 2019. In addition, in connection with these arrangements, (i) the Company was issued, and currently holds, warrants to purchase shares of Deezer S.A. and (ii) the Company purchased a small number of shares of Deezer S.A., which collectively represent a small minority interest in Deezer S.A. The Company also has various publishing agreements with Deezer. Warner Chappell has licenses with Deezer for use of repertoire on the service in Europe, which the Company refers to as a PEDL license (referencing the Company’s Pan European Digital Licensing initiative), and for territories in Latin America. For the PEDL and Latin American licenses for the fiscal year ended September 30, 2019, Deezer paid the Company an additional approximately $1 million. Deezer also licenses other publishing rights controlled by Warner Chappell through statutory licenses or through various collecting societies.
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
On July 15, 2016, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Cooper Investment Partners LLC, for the use of office space in the Company’s corporate headquarters at 1633 Broadway, New York, New York. The license fee of $16,967.21 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. For the fiscal year ended September 30, 2019, an immaterial amount was recorded as rental income. The space is occupied by Cooper Investment Partners LLC, which is a private equity fund that pursues a wide range of investment opportunities. Mr. Cooper, CEO and director of the Company, is the Managing Partner of Cooper Investment Partners LLC.
Loan Agreement with Max Lousada
On April 16, 2018, the Company loaned $227,000 to Mr. Lousada in exchange for a promissory note. Mr. Lousada was obligated to repay this loan upon the earliest of specified events, including April 30, 2019, termination of his employment, the event of a default (as specified therein) or if the Company or one of its affiliates becomes an issuer of publicly traded stock. Mr. Lousada repaid this loan prior to April 30, 2019.

Director Independence
Though not formally considered by the Company’s board of directors because, following the Merger, our common stock has not been listed on a national securities exchange, we believe that Messrs. Lynton, Döpfner, Kreiz and Lee and Ms. Hertz would be considered “independent” under the listing standards of the NYSE. We do not believe that any of our other directors would be considered “independent” under the listing standards of the NYSE.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee of the Company’s board of directors selected the firm of KPMG LLP, to serve as independent registered public accountants for the fiscal years ending September 30, 2019 and September 30, 2018.
Fees Paid to KPMG LLP
The following table sets forth the aggregate fees incurred to KPMG LLP for services rendered in connection with the consolidated financial statements, and reports for the fiscal years ended September 30, 2019 and September 30, 2018 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Year Ended September 30, 2019	Year Ended September 30, 2018
Audit Fees	$5,302	$5,030
Audit-Related Fees	635	613
Tax Fees	206	100
All Other Fees	84	123
Total Fees	$6,227	$5,866
These fees exclude out-of-pocket costs of approximately $0.25 million for the periods ended September 30, 2019 and September 30, 2018.
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
During fiscal years 2019 and 2018, all professional services provided by KPMG LLP were pre-approved by the Audit Committee in accordance with our policies.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The Financial Statements listed in the Index to Consolidated Financial Statements, filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedule
The Financial Statements Schedule listed in the Index to Consolidated Financial Statements, filed as part of this Annual Report on Form 10-K.

•	Schedule II—Valuation and Qualifying Accounts
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

Exhibit Number	Description

3.1(5)	Third Amended and Restated Certificate of Incorporation of Warner Music Group Corp.

3.2(1)	Third Amended and Restated By-Laws of Warner Music Group Corp.

4.1(6)
Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto, Credit Suisse AG, as Notes Authorized Agent and as Collateral Agent, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of secured notes in series (the “Secured Notes”).

4.2(14)
Fifth Supplemental Indenture, dated as of July 27, 2016, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 5.000% Senior Secured Notes due 2023.

4.3(15)
Sixth Supplemental Indenture, dated as of October 18, 2016, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 4.875% Senior Secured Notes due 2024.

Exhibit Number	Description

4.4(15)
Seventh Supplemental Indenture, dated as of October 18, 2016, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 4.125% Senior Secured Notes due 2024.

4.5(26)
Eighth Supplemental Indenture, dated as of October 9, 2018, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 3.625% Senior Secured Notes due 2026.

4.6(27)
Ninth Supplemental Indenture, dated as of April 30, 2019, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 3.625% Senior Secured Notes due 2026.

4.7(10)
Indenture, dated as of April 9, 2014, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of unsecured senior notes in series (the “Senior Notes”).

4.8(23)
Fifth Supplemental Indenture, dated as of March 14, 2018, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 5.500% Senior Notes due 2026.

4.9	Form of Secured Note of WMG Acquisition Corp. (included in Exhibit 4.1 hereto).

4.10	Form of Senior Note of WMG Acquisition Corp. (included in Exhibit 4.7 hereto).

4.11(14)	Guarantee, dated July 27, 2016, issued by Warner Music Group Corp., relating to the 5.000% Senior Secured Notes due 2023.

4.12(15)	Guarantee, dated October 18, 2016, issued by Warner Music Group Corp., relating to the 4.875% Senior Secured Notes due 2024 and 4.125% Senior Secured Notes due 2024.

4.13(23)	Guarantee, dated March 14, 2018, issued by Warner Music Group Corp., relating to the 5.500% Senior Notes due 2026.

4.14(26)	Guarantee, dated October 9, 2018, issued by Warner Music Group Corp., relating to the 3.625% Senior Secured Notes due 2026.

4.15(27)	Guarantee, dated April 30, 2019, issued by Warner Music Group Corp., relating to the 3.625% Senior Secured Notes due 2026.

4.16(6)
Security Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature pages thereto and Credit Suisse AG, as collateral agent, term loan authorized representative, revolving authorized representative and indenture authorized representative.

4.17(6)
Copyright Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.18(6)
Patent Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.19(6)
Trademark Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

10.1(6)
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

10.2(11)
Incremental Commitment Amendment, dated as of May 9, 2013, by and among WMG Acquisition Corp., the other Loan Parties (as defined therein), WMG Holdings Corp., and the several banks and financial institutions parties thereto as Lenders and the Administrative Agent, as defined therein.

10.3(16)
Second Amendment to Credit Agreement, dated as of July 15, 2016, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, relating to the term loan facility.

10.4(18)
Second Incremental Commitment Amendment, dated as of November 21, 2016, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, relating to the term loan facility.

Exhibit Number	Description

10.5(20)
Third Incremental Commitment Amendment, dated as of May 22, 2017, among WMG Acquisition Corp., the other Loan Parties (as defined therein) party thereto, WMG Holdings Corp., the Administrative Agent (as defined therein) and Credit Suisse AG Cayman Islands Branch, as Tranche D Term Lender.

10.6(22)
Fourth Incremental Commitment Amendment, dated as of December 6, 2017, among WMG Acquisition Corp., the other Loan Parties (as defined therein) party hereto, WMG Holdings Corp., the Administrative Agent (as defined therein) and Credit Suisse AG Cayman Islands Branch, as Tranche E Term Lender.

10.7(23)
Increase Supplement to the Credit Agreement, dated as of March 14, 2018, among WMG Acquisition Corp., the Loan Parties (as defined therein) party thereto, WMG Holdings Corp., Credit Suisse AG, Cayman Islands Branch, as increasing lender, and Credit Suisse AG, as administrative agent, relating to the term loan facility.

10.8(24)
Fifth Incremental Commitment Amendment, dated as of June 7, 2018, among WMG Acquisition Corp., the other Loan Parties (as defined therein) party thereto, WMG Holdings Corp., the Administrative Agent (as defined therein) and Credit Suisse AG Cayman Islands Branch, as Tranche F Term Lender.

10.9(6)
Guarantee Agreement, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the term credit facility.

10.10(22)
Credit Agreement, dated as of January 31, 2018, among WMG Acquisition Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent, relating to the revolving credit facility.

10.11(22)
Subsidiary Guaranty, dated as of January 31, 2018, made by the persons listed on the signature pages thereto under the caption “Guarantors” and the Additional Guarantors (as defined therein) in favor of the Secured Parties (as defined therein), relating to the revolving credit facility.

10.12$
First Amendment to Credit Agreement, dated as of October 9, 2019, among WMG Acquisition Corp. and Credit Suisse AG, as Administrative Agent, as defined therein, relating to the revolving credit facility.

10.13**(13)	Letter Agreement, dated as of September 30, 2014, between Warner Music Inc. and Eric Levin

10.14**(17)	Letter Agreement, dated as of October 6, 2015, between Warner Music Inc. and Eric Levin

10.15**(18)	Letter Agreement, dated as of December 2, 2016, between Warner Music Inc. and Eric Levin

10.16**(17)	Letter Agreement, dated as of August 4, 2015, between Warner Music Inc. and Paul M. Robinson

10.17**(24)	Letter Agreement, dated May 2, 2018, between Warner Music Inc. and Eric Levin

10.18**(24)	Letter Agreement, dated May 2, 2018, between Warner Music Inc. and Paul M. Robinson

10.19**$	Letter Agreement, dated as of January 8, 2019, between Warner Chappell Music, Inc. and Guy Moot.

10.20**$	Service Agreement, dated as of January 8, 2019, between Warner Chappell Music Limited and Guy Moot.

10.21**$	Letter Agreement, dated as of March 12, 2018, between Warner Chappell Music, Inc. and Carianne Marshall.

10.22**$	Letter Agreement, dated as of November 16, 2018, between Warner Chappell Music, Inc. and Carianne Marshall.

10.23**$	Letter Agreement, dated as of January 8, 2019, between Warner Chappell Music, Inc. and Carianne Marshall.

10.24**(21)	Service Agreement, dated as of March 20, 2017, between Max Lousada and Warner Music International Services Limited

10.25**(4)	Warner Music Group Corp. Deferred Compensation Plan

10.26**(19)	Second Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.27**(12)	Form of Election for Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.28**(8)	Form of Award Agreement under Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.29**(9)	Form of Award Agreement for 2014 Additional Unit Allocation under Warner Music Group Corp. Senior Management Free Cash Flow Plan.

10.30**(2)	Form of Indemnification Agreement between Warner Music Group Corp. and its directors

10.31**(19)	Second Amended and Restated Limited Liability Company Agreement of WMG Management Holdings, LLC, dated as of March 10, 2017

Exhibit Number	Description

10.32(7)	Lease, dated as of October 1, 2013, between Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., and WMG Acquisition Corp. (the “Headquarters Lease”)

10.33(7)	Guaranty of Headquarters Lease, dated as of October 1, 2013

10.34(3)	Assurance of Discontinuance, dated November 22, 2005

10.35(1)	Management Agreement, made as of July 20, 2011, by and among Warner Music Group Corp., WMG Holdings Corp, and Access Industries Inc.

10.36(18)	Lease, dated as of October 7, 2016, between Warner Acquisition Corp. and Sri Ten Santa Fe LLC.

21.1$	List of Subsidiaries of Warner Music Group Corp.

24.1$	Power of Attorney (see signature page)

31.1$	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2$	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1***$	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***$	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1$
Financial statements from the Annual Report on Form 10-K of Warner Music Group Corp. for the fiscal year ended September 30, 2019, filed on November 27, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Audited Financial Statements

______________________________________

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

(1)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 26, 2011 (File No. 001-32502)

(2)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-32502)

(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 23, 2005 (File No. 001-32502)

(4)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-8 filed on November 23, 2010 (File No. 333-170771)

(5)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 20, 2011 (File No. 001-32502)

(6)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 7, 2012 (File No. 001-32502)

(7)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on October 4, 2013 (File No. 001-32502)

(8)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 27, 2013 (File No. 001-32502)

(9)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 001-32502)

(10)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on April 10, 2014 (File No. 001-32502)

(11)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 30, 2013 (File No. 001-32502)

(12)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2012 (File No. 001-32502)

(13)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2014 (File No. 001-32502)

(14)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 27, 2016 (file No. 001-32502)

(15)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on October 18, 2016 (File No. 001-32502)

(16)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 (File No. 001-32502)

(17)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2015 (File No. 001-32502)

(18)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2016 (File No. 001-32502)

(19)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 001-32502)

(20)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 (File No. 001-32502)

(21)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2017 (File No. 001-32502)

(22)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2017 (File No. 001-32502)

(23)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-32502)

(24)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 (File No. 001-32502)

(25)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (File No. 001-32502)

(26)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on October 9, 2018 (File No. 001-32502)

(27)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on April 30, 2019 (File No. 001-32502)

ITEM 16.	FORM 10-K SUMMARY
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27, 2019.

WARNER MUSIC GROUP CORP.

By:	/s/ STEPHEN COOPER
Name: Title:	Stephen Cooper Chief Executive Officer (Principal Executive Officer)
By:	/s/ ERIC LEVIN
Name: Title:	Eric Levin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Paul M. Robinson and Trent N. Tappe, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on November 27, 2019.

Signature	Title

/s/ STEPHEN COOPER	CEO and President and Director (Chief Executive Officer)
Stephen Cooper

/s/ MAX LOUSADA	CEO, Warner Recorded Music and Director
Max Lousada

/s/ MICHAEL LYNTON	Chairman of the Board of Directors
Michael Lynton

/s/ LEN BLAVATNIK	Vice Chairman of the Board of Directors
Len Blavatnik

/s/ LINCOLN BENET	Director
Lincoln Benet

/s/ ALEX BLAVATNIK	Director
Alex Blavatnik

/s/ MATHIAS DÖEPFNER	Director
Mathias Döepfner

/s/ NOREENA HERTZ	Director
Noreena Hertz

/s/ YNON KREIZ	Director
Ynon Kreiz

/s/ THOMAS H. LEE	Director
Thomas H. Lee

/s/ DONALD A. WAGNER	Director
Donald A. Wagner