Form 10-Q
period 2019-12-31
Warner Music Group Corp.
filed 2020-01-31
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32502

Warner Music Group Corp. (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		13-4271875 (I.R.S. Employer Identification No.)
1633 Broadway New York, NY 10019 (Address of principal executive offices) (212) 275-2000 (Registrant’s telephone number, including area code)
___________________________________________________________________________________________
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
None
(a)There is no public market for the registrant’s common stock. As of January 31, 2020, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 1,069. All of the registrant’s common stock is owned by affiliates of Access Industries, Inc. The registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Warner Music Group Corp.
Consolidated Balance Sheets (Unaudited)

	December 31, 2019	September 30, 2019
	(in millions)
Assets
Current assets:
Cash and equivalents	$462	$619
Accounts receivable, net of allowances of $18 million and $17 million	882	775
Inventories	65	74
Royalty advances expected to be recouped within one year	189	170
Prepaid and other current assets	58	53
Total current assets	1,656	1,691
Royalty advances expected to be recouped after one year	231	208
Property, plant and equipment, net	295	300
Operating lease right-of-use assets, net	289	—
Goodwill	1,768	1,761
Intangible assets subject to amortization, net	1,712	1,723
Intangible assets not subject to amortization	152	151
Deferred tax assets, net	59	38
Other assets	152	145
Total assets	$6,314	$6,017
Liabilities and Equity
Current liabilities:
Accounts payable	$202	$260
Accrued royalties	1,671	1,567
Accrued liabilities	549	492
Accrued interest	23	34
Operating lease liabilities, current	38	—
Deferred revenue	159	180
Other current liabilities	157	286
Total current liabilities	2,799	2,819
Long-term debt	2,988	2,974
Operating lease liabilities, noncurrent	321	—
Deferred tax liabilities, net	171	172
Other noncurrent liabilities	204	321
Total liabilities	$6,483	$6,286
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,069 and 1,060 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(1,088)	(1,177)
Accumulated other comprehensive loss, net	(230)	(240)
Total Warner Music Group Corp. deficit	(190)	(289)
Noncontrolling interest	21	20
Total equity	(169)	(269)
Total liabilities and equity	$6,314	$6,017
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2019	2018
	(in millions)
Revenue	$1,256	$1,203
Costs and expenses:
Cost of revenue	(665)	(626)
Selling, general and administrative expenses (a)	(379)	(376)
Amortization expense	(47)	(54)
Total costs and expenses	(1,091)	(1,056)
Operating income	165	147
Loss on extinguishment of debt	—	(3)
Interest expense, net	(33)	(36)
Other (expense) income	(5)	28
Income before income taxes	127	136
Income tax expense	(5)	(50)
Net income	122	86
Less: Income attributable to noncontrolling interest	(2)	—
Net income attributable to Warner Music Group Corp.	$120	$86

(a) Includes depreciation expense:	$(24)	$(14)
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31,
	2019	2018
	(in millions)
Net income	$122	$86
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	7	(16)
Deferred gain (loss) on derivative financial instruments	3	(6)
Other comprehensive income (loss), net of tax	10	(22)
Total comprehensive income	132	64
Less: Income attributable to noncontrolling interest	(2)	—
Comprehensive income attributable to Warner Music Group Corp.	$130	$64
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2019	2018
	(in millions)
Cash flows from operating activities
Net income	$122	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	68
Unrealized gains and remeasurement of foreign-denominated loans	5	(13)
Deferred income taxes	(29)	11
Loss on extinguishment of debt	—	3
Net gain on divestitures and investments	1	(15)
Non-cash interest expense	1	2
Equity-based compensation expense	(7)	12
Changes in operating assets and liabilities:
Accounts receivable, net	(101)	(88)
Inventories	10	13
Royalty advances	(38)	(28)
Accounts payable and accrued liabilities	(44)	(92)
Royalty payables	84	92
Accrued interest	(11)	(7)
Operating lease liabilities	1	—
Deferred revenue	(21)	(5)
Other balance sheet changes	34	53
Net cash provided by operating activities	78	92
Cash flows from investing activities
Acquisition of music publishing rights, net	(11)	(5)
Capital expenditures	(15)	(26)
Investments and acquisitions of businesses, net of cash received	(6)	(207)
Net cash used in investing activities	(32)	(238)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 3.625% Senior Secured Notes	—	287
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	—	(40)
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	—	(30)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	—	(27)
Call premiums paid and deposit on early redemption of debt	—	(2)
Deferred financing costs paid	—	(4)
Distribution to noncontrolling interest holder	(1)	(2)
Dividends paid	(206)	—
Net cash (used in) provided by financing activities	(207)	182
Effect of exchange rate changes on cash and equivalents	4	(2)
Net (decrease) increase in cash and equivalents	(157)	34
Cash and equivalents at beginning of period	619	514
Cash and equivalents at end of period	$462	$548
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Deficit (Unaudited)

Three Months Ended December 31, 2019			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Noncontrolling Interest	Total Deficit
	Common Stock
	Shares	Value
	(in millions, except share amounts)
Balance at September 30, 2019	1,060	$—	$1,128	$(1,177)	$(240)	$(289)	$20	$(269)
Cumulative effect of ASC 842 adoption	—	—	—	7	—	7	—	7
Net income	—	—	—	120	—	120	2	122
Other comprehensive income, net of tax	—	—	—	—	10	10	—	10
Dividends	—	—	—	(38)	—	(38)	—	(38)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(1)	(1)
Other	9	—	—	—	—	—	—	—
Balance at December 31, 2019	1,069	$—	$1,128	$(1,088)	$(230)	$(190)	$21	$(169)

Three Months Ended December 31, 2018			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Noncontrolling Interest	Total Deficit
	Common Stock
	Shares	Value
	(in millions, except share amounts)
Balance at September 30, 2018	1,052	$—	$1,128	$(1,272)	$(190)	$(334)	$14	$(320)
Cumulative effect of ASC 606 adoption	—	—	—	139	—	139	11	150
Net income	—	—	—	86	—	86	—	86
Other comprehensive loss, net of tax	—	—	—	—	(22)	(22)	—	(22)
Dividends	—	—	—	(31)	—	(31)	—	(31)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(2)	(2)
Other	8	—	—	—	—	—	—	—
Balance at December 31, 2018	1,060	$—	$1,128	$(1,078)	$(212)	$(162)	$23	$(139)
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
Outside the United States, our Recorded Music business is conducted in more than 70 countries through various subsidiaries, affiliates and non-affiliated licensees. Internationally, we engage in the same activities as in the United States: discovering and signing artists and distributing, selling, marketing and promoting their music. In most cases, we also market, promote, distribute and sell the music of those recording artists for whom our domestic record labels have international rights. In certain smaller markets, we license the right to distribute and sell our music to non-affiliated third-party record labels.
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
We have integrated the marketing of digital content into all aspects of our business, including artist and repertoire (“A&R”) and distribution. Our business development executives work closely with A&R departments to ensure that while music is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributable to each distribution channel varies by region and proportions may change as the introduction of new technologies continues. As one of the world’s largest music entertainment companies, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.
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
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles with operations in over 70 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than 1.4 million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 80,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020.
The consolidated balance sheet at September 30, 2019 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (File No. 001-32502).
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
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to December 31, 2019 and December 31, 2018 relate to the periods ended December 27, 2019 and December 28, 2018, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31. The fiscal year ended September 30, 2019 ended on September 27, 2019.
The Company has performed a review of all subsequent events through the date the financial statements were issued and has determined that no additional disclosures are necessary.
Income Taxes
The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual and infrequent are excluded from the estimated annual effective tax rate. In such cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which established a new ASC Topic 842 (“ASC 842”) that introduces a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which allows for retrospective application with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this option, entities do not need to apply ASC 842 (along with its disclosure requirements) to the comparative prior periods presented. The Company adopted ASU 2016-02 on October 1, 2019, using the modified retrospective transition method provided by ASU 2018-11. The adoption of ASU 2016-02 resulted in the recognition of operating lease liabilities of $366 million and ROU assets of $297 million, which is net of the historical deferred rent liability balance of $69 million, primarily related to real estate leases. The Company also recorded a decrease to opening accumulated deficit of $7 million, net of taxes, related to previously deferred gains related to sale-leaseback transactions.
Upon transition, the Company adopted the “package of three” practical expedient provided by ASC 842 and therefore has not (1) reassessed whether any expired or existing contracts are or contain a lease, (2) reassessed the lease classification for expired or existing leases and (3) reassessed initial direct costs for any existing leases. Rather, the Company will retain the conclusions reached for these items under ASC 840.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). This ASU improves certain aspects of the hedge accounting model including making more risk management strategies eligible for hedge accounting and simplifying the assessment of hedge effectiveness. ASU 2017-12 is effective for all annual periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted and requires a prospective adoption with a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption for existing hedging relationships. The Company adopted ASU 2017-12 in the first quarter of fiscal 2020 and this adoption did not have a significant impact on the Company’s financial statements.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 will be effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Earlier adoption is permitted. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU eliminates certain exceptions to the general principles in ASC 740, Income Taxes. Specifically, it eliminates the exception to (1) the incremental approach for intraperiod tax allocation when there is a loss from continuing operations, and income or a gain from other items; (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also simplifies GAAP by making other changes. ASU 2019-12 will be effective for the annual periods beginning after December 15, 2021, and for interim periods beginning after December 15, 2022. Earlier adoption is permitted. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.
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
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	For the Three Months Ended December 31,
	2019	2018
	(in millions)
Revenue by Type
Digital	$633	$563
Physical	184	231
Total Digital and Physical	817	794
Artist services and expanded-rights	188	166
Licensing	79	81
Total Recorded Music	1,084	1,041
Performance	46	53
Digital	73	65
Mechanical	15	15
Synchronization	36	29
Other	3	3
Total Music Publishing	173	165
Intersegment eliminations	(1)	(3)
Total Revenues	$1,256	$1,203
Revenue by Geographical Location
U.S. Recorded Music	$453	$431
U.S. Music Publishing	81	73
Total U.S.	534	504
International Recorded Music	631	610
International Music Publishing	92	92
Total International	723	702
Intersegment eliminations	(1)	(3)
Total Revenues	$1,256	$1,203

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
For fixed fee and minimum guarantee contracts where breakage is expected, the total transaction price (fixed fee or minimum guarantee) is recognized proportionately over the contract term using an appropriate measure of progress which is typically based on the Company’s digital partner’s subscribers or streaming activity as these are measures of access to an evolving catalog, or on a straight-line basis. The Company updates its assessment of the transaction price each reporting period to see if anticipated royalty earnings exceed the minimum guarantee. For contracts where breakage is not expected, royalties are recognized as revenue as sales or usage occurs based upon the licensee’s usage reports and, when these reports are not available, revenue is based on historical data, industry information and other relevant trends.
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
Based on management’s analysis of sales returns, refund liabilities of $36 million and $23 million were established at December 31, 2019 and September 30, 2019, respectively.
Based on management’s analysis of uncollectible accounts, reserves of $18 million and $17 million were established at December 31, 2019 and September 30, 2019, respectively.
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
Deferred revenue increased $96 million during the three months ended December 31, 2019 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $73 million were recognized during the three months ended December 31, 2019 related to the balance of deferred revenue at September 30, 2019. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
The Company recognized revenue of $27 million and $17 million from performance obligations satisfied in previous periods for the three month periods ended December 31, 2019 and December 31, 2018, respectively.
Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long term intellectual property licensing contracts. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2019 are as follows (in millions):

	Rest of FY20	FY21	FY22	Thereafter	Total
	(in millions)
Remaining performance obligations	$483	$661	$7	$—	$1,151
Total	$483	$661	$7	$—	$1,151

4. Comprehensive Income
Comprehensive income, which is reported in the accompanying consolidated statements of deficit, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging, which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes of approximately $1 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balance at September 30, 2019	$(218)	$(14)	$(8)	$(240)
Other comprehensive income	7	—	3	10
Balance at December 31, 2019	$(211)	$(14)	$(5)	$(230)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
5. Leases
The Company’s lease portfolio consists operating real estate leases for its corporate offices and, to a lesser extent, storage and other equipment, Under ASC 842, a contract is or contains a lease when (1) an explicitly or implicitly identified asset has been deployed in the contract and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company determines if an arrangement is or contains a lease at inception of the contract. For all leases (finance and operating), other than those that qualify for the short-term recognition exemption, the Company will recognize on the balance sheet a lease liability for its obligation to make lease payments arising from the lease and a corresponding ROU asset representing its right to use the underlying asset over the period of use based on the present value of lease payments over the lease term as of the lease commencement date. ROU assets are adjusted for initial direct costs, lease payments made and incentives. As the rates implicit in our leases are not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. This rate is based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments. The lease term used to calculate the lease liability will include options to extend or terminate the lease when the option to extend or terminate is at the Company’s discretion and it is reasonably certain that the Company will exercise the option. Fixed payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of one year or less (“short-term leases”), the lease payments are recognized in the consolidated statement of operations on a straight-line basis over the lease term.
ASC 842 requires that only limited types of variable payments be included in the determination of lease payments, which affects lease classification and measurement. Variable lease costs, if any, are recognized as incurred and such costs are excluded from lease balances recorded on the consolidated balance sheet. The initial measurement of the lease liability and ROU asset are determined based on both the fixed lease payments and any variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate). The Company initially measures these variable lease payments using the index or rate at lease commencement (i.e., the spot or gross index or rate applied to the base rental amount). All other variable lease payments are recognized in the period in which the payments are incurred.
The Company’s operating ROU assets are included in operating lease right-of-use assets and the Company’s current and non-current operating lease liabilities are included in operating lease liabilities, current and operating lease liabilities, noncurrent, respectively, in the Company’s balance sheet.
Operating lease liabilities are amortized using the effective interest method. That is, in each period, the liability will be increased to reflect the interest that is accrued on the related liability by using the appropriate discount rate and decreased by the lease payments made during the period. The subsequent measurement of the ROU asset is linked to the amount recognized as the lease liability. Accordingly, the ROU asset is measured as the lease liability adjusted by (1) accrued or prepaid rents (i.e., the aggregate difference between the cash payment and straight-line lease cost), (2) remaining unamortized initial direct costs and lease incentives, and (3) impairments of the ROU asset. Operating lease costs are included in Selling, general and administrative expenses.
For lease agreements that contain both lease and non-lease components, the Company has elected the practical expedient provided by ASC 842 that permits the accounting for these components as a single lease component (rather than separating the lease from the non-lease components and accounting for the components individually).
The Company enters into operating leases for buildings, office equipment, production equipment, warehouses, and other types of equipment. Our leases have remaining lease terms of 1 year to 12 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
The Company has two operating leases, for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London, which the landlord for both leases is an affiliate of Access. As of December 31, 2019, the aggregate lease liability related to these leases was $142 million.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.
The components of lease expense were as follows:

Three Months Ended December 31, 2019
(in millions)
Lease Cost
Operating lease cost	$14
Short-term lease cost	—
Variable lease cost	3
Sublease income	—
Total lease cost	$17
Supplemental cash flow information related to leases was as follows:

Three Months Ended December 31, 2019
(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$14
Right-of-use assets obtained in exchange for operating lease obligations	5

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
(in millions)
Operating Leases
Operating lease right-of-use assets	$289

Operating lease liabilities, current	$38
Operating lease liabilities, noncurrent	321
Total operating lease liabilities	$359

Weighted Average Remaining Lease Term
Operating leases	9 years
Weighted Average Discount Rate
Operating leases	4.55%
Maturities of lease liabilities were as follows:

Years	Operating Leases
(in millions)
2020	$53
2021	52
2022	49
2023	47
2024	47
Thereafter	191
Total lease payments	439
Less imputed interest	(80)
Total	$359
As of December 31, 2019, there have been no leases entered into that have not yet commenced.
6. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2019	$1,297	$464	$1,761
Acquisitions	—	—	—
Other adjustments (a)	7	—	7
Balance at December 31, 2019	$1,304	$464	$1,768
______________________________________
(a)Other adjustments during the three months ended December 31, 2019 represent foreign currency movements.
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

Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	December 31, 2019	September 30, 2019
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$873	$855
Music publishing copyrights	26 years	1,563	1,539
Artist and songwriter contracts	13 years	854	841
Trademarks	18 years	54	53
Other intangible assets	7 years	61	59
Total gross intangible asset subject to amortization		3,405	3,347
Accumulated amortization		(1,693)	(1,624)
Total net intangible assets subject to amortization		1,712	1,723
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	152	151
Total net intangible assets		$1,864	$1,874

7. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	December 31, 2019	September 30, 2019
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2023 (b)	1,314	1,313
5.000% Senior Secured Notes due 2023 (c)	298	298
4.125% Senior Secured Notes due 2024 (d)	342	336
4.875% Senior Secured Notes due 2024 (e)	218	218
3.625% Senior Secured Notes due 2026 (f)	495	488
5.500% Senior Notes due 2026 (g)	321	321
Total long-term debt, including the current portion (h)	$2,988	$2,974
______________________________________
(a)Reflects $180 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $13 million at both December 31, 2019 and September 30, 2019. There were no loans outstanding under the Revolving Credit Facility at December 31, 2019 or September 30, 2019.
(b)Principal amount of $1.326 billion at both December 31, 2019 and September 30, 2019 less unamortized discount of $3 million and $3 million and unamortized deferred financing costs of $9 million and $10 million at December 31, 2019 and September 30, 2019, respectively.
(c)Principal amount of $300 million less unamortized deferred financing costs of $2 million at both December 31, 2019 and September 30, 2019, respectively.
(d)Face amount of €311 million at both December 31, 2019 and September 30, 2019. Above amounts represent the dollar equivalent of such note at December 31, 2019 and September 30, 2019. Principal amount of $345 million and $340 million less unamortized deferred financing costs of $3 million and $4 million at December 31, 2019 and September 30, 2019, respectively.
(e)Principal amount of $220 million less unamortized deferred financing costs of $2 million at both December 31, 2019 and September 30, 2019, respectively.
(f)Face amount of €445 million at both December 31, 2019 and September 30, 2019. Above amounts represent the dollar equivalent of such note at December 31, 2019 and September 30, 2019. Principal amount of $494 million and $487 million at December 31, 2019 and September 30, 2019, respectively, an additional issuance premium of $8 million, less unamortized deferred financing costs of $7 million at both December 31, 2019 and September 30, 2019.

(g)Principal amount of $325 million less unamortized deferred financing costs of $4 million at both December 31, 2019 and September 30, 2019.
(h)Principal amount of debt of $3.010 billion and $2.998 billion, an additional issuance premium of $8 million and $8 million, less unamortized discount of $3 million and $3 million and unamortized deferred financing costs of $27 million and $29 million at December 31, 2019 and September 30, 2019, respectively.
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
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. Please refer to Note 10 of our consolidated financial statements for further discussion.
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is January 31, 2023.
Maturities of Senior Notes and Senior Secured Notes
As of December 31, 2019, there are no scheduled maturities of notes until 2023, when $300 million is scheduled to mature. Thereafter, $1.384 billion is scheduled to mature.
Interest Expense, net
Total interest expense, net was $33 million and $36 million for the three months ended December 31, 2019 and December 31, 2018, respectively. The weighted-average interest rate of the Company’s total debt was 4.2% at December 31, 2019, 4.3% at September 30, 2019 and 4.7% at December 31, 2018.
8. Commitments and Contingencies
From time-to-time the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company is currently subject to several such claims and legal proceedings. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company’s defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors.
9. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act significantly revised the U.S. federal corporate income tax provisions, including, but not limited to, an income inclusion of global intangible low-taxed income (“GILTI”), a deduction against foreign-derived intangible income (“FDII”) and a new minimum tax, the base erosion anti-abuse tax (“BEAT”). GILTI, FDII and BEAT were effective for the Company’s fiscal year ending September 30, 2019. The Company has elected to recognize the GILTI impact in the specific period in which it occurs.
As a result of final regulations regarding the interest expense allocation rules issued by the Internal Revenue Service in December 2019, the Company concluded that it is more likely than not that the entire amount of the Company’s deferred tax assets relating to foreign tax credit carryforwards will be realized. Consequently, the Company released its $33 million valuation allowance at September 30, 2019 relating to such deferred tax assets and recognized a corresponding U.S. tax benefit of $33 million during the quarter ended December 31, 2019. The Company will continue to weigh the evidence including the projections of sufficient future taxable income, foreign source income and the reversal of future taxable temporary differences to assess the future realization of our foreign tax credits.
For the three months ended December 31, 2019, the Company recorded an income tax expense of $5 million. The income tax expense for the three months ended December 31, 2019 is lower than the expected tax at the statutory tax rate of 21% primarily due to tax benefit of the valuation allowance release relating to foreign tax credit carryforwards and FDII, offset by non-deductible long term incentive plan, U.S. state and local taxes, foreign income taxed at rates higher than the U.S. statutory tax rate, withholding taxes and foreign losses with no tax benefit.
For the three months ended December 31, 2018, the Company recorded an income tax expense of $50 million. The income tax expense for the three months ended December 31, 2018 is higher than the expected tax at the statutory tax rate of 21% primarily due to GILTI, non-deductible long term incentive plan, U.S. state and local taxes, foreign income taxed at rates higher than the U.S. statutory tax rate, withholding taxes, foreign losses with no tax benefit offset by the tax benefit of a reduction in foreign income tax rates.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of December 31, 2019 could decrease by up to approximately $1 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
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
The Company enters into foreign currency forward exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to its U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad may be adversely affected by changes in foreign currency exchange rates. The Company focuses on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on its major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone. The Company also may at times choose to hedge foreign currency risk associated with financing transactions such as third-party debt and other balance sheet items. The Company’s foreign currency forward exchange contracts have not been designated as hedges under the criteria prescribed in ASC 815. The Company records these contracts at fair value on its balance sheet and the related gains and losses are immediately recognized in the consolidated statement of operations where there is an offsetting entry related to the underlying exposure.
In prior periods, certain foreign currency forward exchange contracts were designated and qualified as cash flow hedges under the criteria prescribed in ASC 815. The Company recorded these contracts at fair value on its balance sheet and gains or losses on these contracts were deferred in equity (as a component of comprehensive loss). These deferred gains and losses were recognized in income in the period in which the related royalties and license fees being hedged were received and recognized in income. However, to the extent that any of these contracts were not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts were immediately recognized in the consolidated statement of operations.
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
The Company’s hedged interest rate transactions as of December 31, 2019 are expected to be recognized within 4 years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 13.

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
As of December 31, 2019, the Company had outstanding hedge contracts for the sale of $288 million and the purchase of $148 million of foreign currencies at fixed rates that will be settled by September 2020. As of December 31, 2019, the Company had no unrealized deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2019, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.
As of December 31, 2019, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $5 million of unrealized deferred losses in comprehensive income related to the interest rate swaps. As of September 30, 2019, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $8 million of unrealized deferred losses in comprehensive income related to the interest rate swaps.
The realized pre-tax losses and unrealized pre-tax losses of the Company’s foreign exchange forward exchange contracts for the three months ended December 31, 2019 were $1 million and $3 million, respectively. These realized and unrealized losses were recorded in the consolidated statement of operations as other (expense) income. The realized pre-tax gains of the Company’s foreign exchange forward contracts for the three months ended December 31, 2018 were nil. The unrealized pre-tax gains of the Company’s foreign exchange forward contracts recorded in the consolidated statement of operations as other income were $5 million for the three months ended December 31, 2018. The unrealized pre-tax losses of the Company’s foreign exchange forward contracts recorded in other comprehensive income were $3 million for the three months ended December 31, 2018.
The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the three months ended December 31, 2019 was $4 million. The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the three months ended December 31, 2018 was $6 million.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at December 31, 2019 and September 30, 2019:

	December 31, 2019 (a)	September 30, 2019 (b)
	(in millions)
Other current assets	$—	$—
Other current liabilities	(3)	—
Other noncurrent assets	4	2
Other noncurrent liabilities	(11)	(13)
______________________________________
(a)$5 million and $8 million of foreign exchange derivative contracts in asset and liability positions, respectively, and $4 million and $11 million of interest rate swaps in asset and liability positions, respectively.
(b)$2 million and $13 million of interest rate swaps in asset and liability positions, respectively.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
December 31, 2019
Revenues	$1,084	$173	$(1)	$1,256
Operating income (loss)	191	14	(40)	165
Amortization of intangible assets	29	18	—	47
Depreciation of property, plant and equipment	21	1	2	24
OIBDA	241	33	(38)	236
December 31, 2018
Revenues	$1,041	$165	$(3)	$1,203
Operating income (loss)	163	22	(38)	147
Amortization of intangible assets	38	16	—	54
Depreciation of property, plant and equipment	10	1	3	14
OIBDA	211	39	(35)	215
12. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $44 million and $42 million during the three months ended December 31, 2019 and December 31, 2018, respectively. The Company paid approximately $20 million of income and withholding taxes during the three months ended December 31, 2019 and paid approximately $7 million of income and withholding taxes during the three months ended December 31, 2018.
Dividends
The Company’s ability to pay dividends is restricted by covenants in the indentures governing its notes and in the credit agreements for the Senior Term Loan Facility and the Revolving Credit Facility.
On December 16, 2019, the Company’s board of directors declared a cash dividend of $37.5 million which was paid to stockholders on January 17, 2020 and recorded as an accrual as of December 31, 2019. On December 20, 2018, the Company’s board of directors declared a cash dividend of $31.25 million which was accrued as of December 31, 2018 and paid to stockholders on January 4, 2019.
In the first quarter of fiscal year 2019, the Company instituted a regular quarterly dividend policy whereby it intends to pay a modest regular quarterly dividend in each fiscal quarter and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. The declaration of each dividend will continue to be at the discretion of the Company’s board.
Depreciation Expense
During the three months ended December 31, 2019, the Company recorded depreciation expense of $24 million, which included a one-time charge of $10 million representing the difference between the net book value of a building and its expected recoverable value.
13. Fair Value Measurements
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
•Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
•Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.
In accordance with the fair value hierarchy, described above, the following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2019 and September 30, 2019.

	Fair Value Measurements as of December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(3)	$—	$(3)
Contractual Obligations (b)	—	—	(1)	(1)
Other Noncurrent Assets:
Equity Method Investment (d)	—	38	—	38
Interest Rate Swap (c)	—	4	—	4
Other Noncurrent Liabilities:
Interest Rate Swap (c)	—	(11)	—	(11)
Total	$—	$28	$(1)	$27

	Fair Value Measurements as of September 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(9)	$(9)
Other Noncurrent Assets:
Equity Method Investment (d)	—	40	—	40
Interest Rate Swap	—	2	—	2
Other Noncurrent Liabilities:
Interest Rate Swap	—	(13)	—	(13)
Total	$—	$29	$(9)	$20
______________________________________
(a)The fair value of foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)This represents purchase obligations and contingent consideration related to the Company’s various acquisitions. This is based on a probability weighted performance approach and it is adjusted to fair value on a recurring basis and any adjustments are included as a component of operating income in the statement of operations. These amounts were mainly calculated using unobservable inputs such as future earnings performance of the Company’s various acquisitions and the expected timing of the payment.
(c)The fair value of the interest rate swap is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of December 31, 2019 for contracts involving the same attributes and maturity dates.
(d)The fair value of equity method investment represents an equity method investment acquired in fiscal 2019 whereby the Company has elected the fair value option under ASC 825, Financial Instruments (“ASC 825”). The valuation is based upon quoted prices in active markets and model-based valuation techniques to determine fair value.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2019	$(9)
Additions	—
Reductions	7
Payments	1
Balance at December 31, 2019	$(1)
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three months ended December 31, 2019. In addition, there were no observable price changes events that were completed during the three months ended December 31, 2019.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2019, the fair value of the Company’s debt was $3.096 billion. Based on the level of interest rates prevailing at September 30, 2019, the fair value of the Company’s debt was $3.080 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

WARNER MUSIC GROUP CORP.
Supplementary Information
Consolidating Financial Statements
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of December 31, 2019 Acquisition Corp. had issued and outstanding the 5.000% Senior Secured Notes due 2023, the 4.125% Senior Secured Notes due 2024, the 4.875% Senior Secured Notes due 2024, the 3.625% Senior Secured Notes due 2026 and the 5.500% Senior Notes due 2026 (together, the “Acquisition Corp. Notes”).
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

Consolidating Balance Sheet (Unaudited)
December 31, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets
Current assets:
Cash and equivalents	$—	$184	$278	$—	$462	$—	$—	$—	$462
Accounts receivable, net	—	390	492	—	882	—	—	—	882
Inventories	—	13	52	—	65	—	—	—	65
Royalty advances expected to be recouped within one year	—	119	70	—	189	—	—	—	189
Prepaid and other current assets	—	15	43	—	58	—	—	—	58
Total current assets	—	721	935	—	1,656	—	—	—	1,656
Due from (to) parent companies	475	(659)	184	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,348	2,710	—	(5,058)	—	805	805	(1,610)	—
Royalty advances expected to be recouped after one year	—	146	85	—	231	—	—	—	231
Property, plant and equipment, net	—	190	105	—	295	—	—	—	295
Operating lease right-of-use assets, net	—	211	78	—	289	—	—	—	289
Goodwill	—	1,370	398	—	1,768	—	—	—	1,768
Intangible assets subject to amortization, net	—	870	842	—	1,712	—	—	—	1,712
Intangible assets not subject to amortization	—	72	80	—	152	—	—	—	152
Deferred tax assets, net	—	51	8	—	59	—	—	—	59
Other assets	9	119	24	—	152	—	—	—	152
Total assets	$2,832	$5,801	$2,739	$(5,058)	$6,314	$805	$805	$(1,610)	$6,314
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$109	$93	$—	$202	$—	$—	$—	$202
Accrued royalties	—	777	894	—	1,671	—	—	—	1,671
Accrued liabilities	—	303	246	—	549	—	—	—	549
Accrued interest	23	—	—	—	23	—	—	—	23
Operating lease liabilities, current	—	21	17	—	38	—	—	—	38
Deferred revenue	—	35	124	—	159	—	—	—	159
Other current liabilities	—	53	104	—	157	—	—	—	157
Total current liabilities	23	1,298	1,478	—	2,799	—	—	—	2,799
Long-term debt	2,988	—	—	—	2,988	—	—	—	2,988
Operating lease liabilities, noncurrent	—	259	62	—	321	—	—	—	321
Deferred tax liabilities, net	—	—	171	—	171	—	—	—	171
Other noncurrent liabilities	11	94	99	—	204	—	—	—	204
Total liabilities	3,022	1,651	1,810	—	6,483	—	—	—	6,483
Total Warner Music Group Corp. (deficit) equity	(190)	4,146	912	(5,058)	(190)	805	805	(1,610)	(190)
Noncontrolling interest	—	4	17	—	21	—	—	—	21
Total equity	(190)	4,150	929	(5,058)	(169)	805	805	(1,610)	(169)
Total liabilities and equity	$2,832	$5,801	$2,739	$(5,058)	$6,314	$805	$805	$(1,610)	$6,314

Consolidating Balance Sheet
September 30, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets
Current assets:
Cash and equivalents	$—	$386	$233	$—	$619	$—	$—	$—	$619
Accounts receivable, net	—	334	441	—	775	—	—	—	775
Inventories	—	11	63	—	74	—	—	—	74
Royalty advances expected to be recouped within one year	—	112	58	—	170	—	—	—	170
Prepaid and other current assets	—	12	41	—	53	—	—	—	53
Total current assets	—	855	836	—	1,691	—	—	—	1,691
Due from (to) parent companies	458	(531)	73	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,272	2,567	—	(4,839)	—	878	878	(1,756)	—
Royalty advances expected to be recouped after one year	—	137	71	—	208	—	—	—	208
Property, plant and equipment, net	—	200	100	—	300	—	—	—	300
Goodwill	—	1,370	391	—	1,761	—	—	—	1,761
Intangible assets subject to amortization, net	—	884	839	—	1,723	—	—	—	1,723
Intangible assets not subject to amortization	—	71	80	—	151	—	—	—	151
Deferred tax assets, net	—	30	8	—	38	—	—	—	38
Other assets	7	115	23	—	145	—	—	—	145
Total assets	$2,737	$5,698	$2,421	$(4,839)	$6,017	$878	$878	$(1,756)	$6,017
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$160	$100	$—	$260	$—	$—	$—	$260
Accrued royalties	4	813	750	—	1,567	—	—	—	1,567
Accrued liabilities	—	266	226	—	492	—	—	—	492
Accrued interest	34	—	—	—	34	—	—	—	34
Deferred revenue	—	42	138	—	180	—	—	—	180
Other current liabilities	—	221	65	—	286	—	—	—	286
Total current liabilities	38	1,502	1,279	—	2,819	—	—	—	2,819
Long-term debt	2,974	—	—	—	2,974	—	—	—	2,974
Deferred tax liabilities, net	—	—	172	—	172	—	—	—	172
Other noncurrent liabilities	14	200	107	—	321	—	—	—	321
Total liabilities	3,026	1,702	1,558	—	6,286	—	—	—	6,286
Total Warner Music Group Corp. (deficit) equity	(289)	3,992	847	(4,839)	(289)	878	878	(1,756)	(289)
Noncontrolling interest	—	4	16	—	20	—	—	—	20
Total equity	(289)	3,996	863	(4,839)	(269)	878	878	(1,756)	(269)
Total liabilities and equity	$2,737	$5,698	$2,421	$(4,839)	$6,017	$878	$878	$(1,756)	$6,017

Consolidating Statement of Operations (Unaudited)
For The Three Months Ended December 31, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenue	$—	$574	$804	$(122)	$1,256	$—	$—	$—	$1,256
Costs and expenses:
Cost of revenue	—	(307)	(447)	89	(665)	—	—	—	(665)
Selling, general and administrative expenses	—	(177)	(235)	33	(379)	—	—	—	(379)
Amortization of intangible assets	—	(22)	(25)	—	(47)	—	—	—	(47)
Total costs and expenses	—	(506)	(707)	122	(1,091)	—	—	—	(1,091)
Operating income	—	68	97	—	165	—	—	—	165
Interest expense, net	(31)	—	(2)	—	(33)	—	—	—	(33)
Equity gains from equity method investments	154	86	—	(240)	—	120	120	(240)	—
Other income (expense), net	2	1	(8)	—	(5)	—	—	—	(5)
Income before income taxes	125	155	87	(240)	127	120	120	(240)	127
Income tax expense	(5)	(1)	(23)	24	(5)	—	—	—	(5)
Net income	120	154	64	(216)	122	120	120	(240)	122
Less: Income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Net income attributable to Warner Music Group Corp.	$120	$154	$62	$(216)	$120	$120	$120	$(240)	$120

Consolidating Statement of Operations (Unaudited)
For The Three Months Ended December 31, 2018

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenue	$—	$481	$854	$(132)	$1,203	$—	$—	$—	$1,203
Costs and expenses:
Cost of revenue	—	(223)	(505)	102	(626)	—	—	—	(626)
Selling, general and administrative expenses	—	(189)	(217)	30	(376)	—	—	—	(376)
Amortization of intangible assets	—	(25)	(29)	—	(54)	—	—	—	(54)
Total costs and expenses	—	(437)	(751)	132	(1,056)	—	—	—	(1,056)
Operating income	—	44	103	—	147	—	—	—	147
Loss on extinguishment of debt	(3)	—	—	—	(3)	—	—	—	(3)
Interest (expense) income, net	(31)	1	(6)	—	(36)	—	—	—	(36)
Equity gains from equity method investments	172	109	—	(281)	—	86	86	(172)	—
Other (expense) income, net	(2)	19	11	—	28	—	—	—	28
Income before income taxes	136	173	108	(281)	136	86	86	(172)	136
Income tax expense	(50)	(45)	(24)	69	(50)	—	—	—	(50)
Net income	86	128	84	(212)	86	86	86	(172)	86
Less: Income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—
Net income attributable to Warner Music Group Corp.	$86	$128	$84	$(212)	$86	$86	$86	$(172)	$86

Consolidating Statement of Comprehensive Income (Unaudited)
For The Three Months Ended December 31, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income	$120	$154	$64	$(216)	$122	$120	$120	$(240)	$122
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	7	—	(7)	7	7	43	43	(86)	7
Deferred gain on derivatives	3	—	3	(3)	3	15	15	(30)	3
Other comprehensive income (loss), net of tax	10	—	(4)	4	10	58	58	(116)	10
Total comprehensive income	130	154	60	(212)	132	178	178	(356)	132
Less: Income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Comprehensive income attributable to Warner Music Group Corp.	$130	$154	$58	$(212)	$130	$178	$178	$(356)	$130

Consolidating Statement of Comprehensive Income (Unaudited)
For The Three Months Ended December 31, 2018

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income	$86	$128	$84	$(212)	$86	$86	$86	$(172)	$86
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(16)	—	16	(16)	(16)	(16)	(16)	32	(16)
Deferred losses on derivatives	(6)	—	(2)	2	(6)	(6)	(6)	12	(6)
Other comprehensive (loss) income, net of tax	(22)	—	14	(14)	(22)	(22)	(22)	44	(22)
Total comprehensive income	64	128	98	(226)	64	64	64	(128)	64
Less: Income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—
Comprehensive income attributable to Warner Music Group Corp.	$64	$128	$98	$(226)	$64	$64	$64	$(128)	$64

Consolidating Statement of Cash Flows (Unaudited)
For The Three Months Ended December 31, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities
Net income	$120	$154	$64	$(216)	$122	$120	$120	$(240)	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	43	28	—	71	—	—	—	71
Unrealized gains and remeasurement of foreign denominated loans	12	2	(9)	—	5	—	—	—	5
Deferred income taxes	—	—	(29)	—	(29)	—	—	—	(29)
Net gain on investments	—	1	—	—	1	—	—	—	1
Non-cash interest expense	1	—	—	—	1	—	—	—	1
Equity-based compensation expense	—	(7)	—	—	(7)	—	—	—	(7)
Equity gains, including distributions	(154)	(86)	—	240	—	(120)	(120)	240	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(57)	(44)	—	(101)	—	—	—	(101)
Inventories	—	(1)	11	—	10	—	—	—	10
Royalty advances	—	(16)	(22)	—	(38)	—	—	—	(38)
Accounts payable and accrued liabilities	—	92	(112)	(24)	(44)	—	—	—	(44)
Royalty payables	—	(38)	122	—	84	—	—	—	84
Accrued interest	(11)	—	—	—	(11)	—	—	—	(11)
Operating lease liabilities	—	1	—	—	1	—	—	—	1
Deferred revenue	—	(6)	(15)	—	(21)	—	—	—	(21)
Other balance sheet changes	(1)	(27)	62	—	34	—	—	—	34
Net cash (used in) provided by operating activities	(33)	55	56	—	78	—	—	—	78
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(8)	(3)	—	(11)	—	—	—	(11)
Capital expenditures	—	(8)	(7)	—	(15)	—	—	—	(15)
Investments and acquisitions of businesses, net	—	(2)	(4)	—	(6)	—	—	—	(6)
Advances from issuer	33	—	—	(33)	—	—	—	—	—
Net cash provided by (used in) investing activities	33	(18)	(14)	(33)	(32)	—	—	—	(32)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	—	(206)	—	—	(206)	—	—	—	(206)
Distribution to noncontrolling interest holder	—	—	(1)	—	(1)	—	—	—	(1)
Change in due (from) to issuer	—	(33)	—	33	—	—	—	—	—
Net cash (used in) provided by financing activities	—	(239)	(1)	33	(207)	—	—	—	(207)
Effect of exchange rate changes on cash and equivalents	—	—	4	—	4	—	—	—	4
Net decrease (increase) in cash and equivalents	—	(202)	45	—	(157)	—	—	—	(157)
Cash and equivalents at beginning of period	—	386	233	—	619	—	—	—	619
Cash and equivalents at end of period	$—	$184	$278	$—	$462	$—	$—	$—	$462

Consolidating Statement of Cash Flows (Unaudited)
For The Three Months Ended December 31, 2018

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities
Net income	$86	$128	$84	$(212)	$86	$86	$86	$(172)	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	34	34	—	68	—	—	—	68
Unrealized gains and remeasurement of foreign denominated loans	(10)	(4)	—	1	(13)	—	—	—	(13)
Deferred income taxes	—	—	11	—	11	—	—	—	11
Loss on extinguishment of debt	3	—	—	—	3	—	—	—	3
Net gain on investments	—	(15)	—	—	(15)	—	—	—	(15)
Non-cash interest expense	2	—	—	—	2	—	—	—	2
Equity-based compensation expense	—	12	—	—	12	—	—	—	12
Equity gains, including distributions	(172)	(109)	—	281	—	(86)	(86)	172	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(3)	(85)	—	(88)	—	—	—	(88)
Inventories	—	2	11	—	13	—	—	—	13
Royalty advances	—	(15)	(13)	—	(28)	—	—	—	(28)
Accounts payable and accrued liabilities	—	64	(86)	(70)	(92)	—	—	—	(92)
Royalty payables	—	(91)	183	—	92	—	—	—	92
Accrued interest	(7)	—	—	—	(7)	—	—	—	(7)
Deferred revenue	—	3	(8)	—	(5)	—	—	—	(5)
Other balance sheet changes	4	24	25	—	53	—	—	—	53
Net cash (used in) provided by operating activities	(94)	30	156	—	92	—	—	—	92
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(4)	(1)	—	(5)	—	—	—	(5)
Capital expenditures	—	(22)	(4)	—	(26)	—	—	—	(26)
Investments and acquisitions of businesses, net	—	(23)	(184)	—	(207)	—	—	—	(207)
Proceeds from the sale of investments	—	—	—	—	—	—	—	—	—
Advances from issuer	(84)	—	—	84	—	—	—	—	—
Net cash used in investing activities	(84)	(49)	(189)	84	(238)	—	—	—	(238)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 3.625% Senior Notes due 2026	287	—	—	—	287	—	—	—	287
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	(40)	—	—	—	(40)	—	—	—	(40)
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	(30)	—	—	—	(30)	—	—	—	(30)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(27)	—	—	—	(27)	—	—	—	(27)
Call premiums paid on and redemption deposit for early redemption of debt	(2)	—	—	—	(2)	—	—	—	(2)
Deferred financing costs paid	(4)	—	—	—	(4)	—	—	—	(4)
Distribution to noncontrolling interest holder	—	(1)	(1)	—	(2)	—	—	—	(2)
Dividends paid	—	—	—	—	—	—	—	—	—
Change in due to (from) issuer	—	84	—	(84)	—	—	—	—	—
Net cash provided by (used in) financing activities	184	83	(1)	(84)	182	—	—	—	182
Effect of exchange rate changes on cash and equivalents	—	—	(2)	—	(2)	—	—	—	(2)
Net increase (decrease) in cash and equivalents	6	64	(36)	—	34	—	—	—	34
Cash and equivalents at beginning of period	—	169	345	—	514	—	—	—	514
Cash and equivalents at end of period	$6	$233	$309	$—	$548	$—	$—	$—	$548

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019 (the “Quarterly Report”).
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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:
•the failure of the digital portion of the global recorded music industry to grow or grow at a significant rate to offset declines in the physical portion of the global recorded music industry;
•downward pressure on our pricing and our profit margins and reductions in shelf space;
•our ability to identify, sign and retain artists and songwriters and the existence or absence of superstar releases;
•threats to our business associated with digital piracy;
•the significant threat posed to our business and the music industry by organized industrial piracy;
•the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;
•the diversity and quality of our portfolio of songwriters;
•the diversity and quality of our album releases;
•the impact of legitimate channels for digital distribution of our creative content;
•our dependence on a limited number of digital music services for the online sale of our music recordings and their ability to significantly influence the pricing structure for online music stores;
•our involvement in intellectual property litigation;
•our ability to continue to enforce our intellectual property rights in digital environments;
•the ability to develop a successful business model applicable to a digital environment and to enter into artist services and expanded-rights deals with recording artists in order to broaden our revenue streams in growing segments of the music business;
•the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;
•significant fluctuations in our operations, cash flows and valuation of our common stock from period to period;
•our inability to compete successfully in the highly competitive markets in which we operate;
•trends, developments or other events in some foreign countries in which we operate;
•local economic conditions in the countries in which we operate;
•our failure to attract and retain our executive officers and other key personnel;
•a significant portion of our revenues are subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability;
•an impairment in the carrying value of goodwill or other intangible and long-lived assets;
•unfavorable currency exchange rate fluctuations;
•our failure to have full control and ability to direct the operations we conduct through joint ventures;
•legislation limiting the terms by which an individual can be bound under a “personal services” contract;
•a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act;
•trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);
•the growth of other products that compete for the disposable income of consumers;
•the impact of, and risks inherent in, acquisitions or business combinations;
•risks inherent to our outsourcing of information technology (“IT”) infrastructure and certain finance and accounting functions;
•our ability to maintain the security of information relating to our customers, employees and vendors and our music-based content;
•the fact that we have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost-savings;
•the impact of our substantial leverage on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;
•the ability to generate sufficient cash to service all of our indebtedness, and the risk that we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful;
•the fact that our debt agreements contain restrictions that limit our flexibility in operating our business;
•our indebtedness levels, and the fact that we may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness;
•the significant amount of cash required to service our indebtedness and the ability to generate cash or refinance indebtedness as it becomes due depends on many factors, some of which are beyond our control;
•risks of downgrade, suspension or withdrawal of the rating assigned by a rating agency to us could impact our cost of capital;
•risks relating to Access Industries, Inc. (“Access”), which, together with its affiliates, indirectly owns all of our outstanding capital stock, and controls our company and may have conflicts of interest with the holders of our debt or us in the future. Access may also enter into, or cause us to enter into, strategic transactions that could change the nature or structure of our business, capital structure or credit profile;
•risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;
•changes in law and government regulations, including as a result of the Tax Cuts and Jobs Act; and
•risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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
Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:
•Business overview. This section provides a general description of our business, as well as a discussion of factors that we believe are important in understanding our results of operations and comparability and in anticipating future trends.
•Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2019 and December 31, 2018. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2019 and December 31, 2018, as well as a discussion of our financial condition and liquidity as of December 31, 2019. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.
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
Outside the United States, our Recorded Music business is conducted in more than 70 countries through various subsidiaries, affiliates and non-affiliated licensees. Internationally, we engage in the same activities as in the United States: discovering and signing artists and distributing, selling, marketing and promoting their music. In most cases, we also market, promote, distribute and sell the music of those recording artists for whom our domestic record labels have international rights. In certain smaller markets, we license the right to distribute and sell our music to non-affiliated third-party record labels.
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
We have integrated the marketing of digital content into all aspects of our business, including artist and repertoire (“A&R”) and distribution. Our business development executives work closely with A&R departments to ensure that while music is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributable to each distribution channel varies by region and proportions may change as the introduction of new technologies continues. As one of the world’s largest music entertainment companies, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.
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
Recorded Music revenues are derived from four main sources:
•Digital: the rightsholder receives revenues with respect to streaming and download services;
•Physical: the rightsholder receives revenues with respect to sales of physical products such as vinyl, CDs and DVDs;
•Artist services and expanded-rights: the rightsholder receives revenues with respect to our artist services businesses and our participation in expanded rights associated with our recording artists, including sponsorship, fan clubs, artist websites, merchandising, touring, concert promotion, ticketing and artist and brand management; and
•Licensing: the rightsholder receives royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and video games; the rightsholder also receives royalties if sound recordings are performed publicly through broadcast of music on television, radio and cable, and in public spaces such as shops, workplaces, restaurants, bars and clubs.
The principal costs associated with our Recorded Music business are as follows:
•A&R costs: the costs associated with (i) paying royalties to recording artists, producers, songwriters, other copyright holders and trade unions; (ii) signing and developing recording artists; and (iii) creating master recordings in the studio;
•Product costs: the costs to manufacture, package and distribute products to wholesale and retail distribution outlets, the royalty costs associated with distributing products of independent labels to wholesale and retail distribution outlets, as well as the costs related to our artist services business;
•Selling and marketing expenses: the costs associated with the promotion and marketing of recording artists and music, including costs to produce music videos for promotional purposes and artist tour support; and
•General and administrative expenses: the costs associated with general overhead and other administrative expenses.
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
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles with operations in over 70 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than 1.4 million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 80,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
Music Publishing revenues are derived from five main sources:
•Performance: the rightsholder receives revenues if the musical composition is performed publicly through broadcast of music on television, radio and cable, live performance at a concert or other venue (e.g., arena concerts and nightclubs), and performance of music in staged theatrical productions;
•Digital: the rightsholder receives revenues with respect to musical compositions embodied in recordings distributed in streaming services, download services and other digital music services;
•Mechanical: the rightsholder receives revenues with respect to musical compositions embodied in recordings sold in any physical format or configuration such as vinyl, CDs and DVDs;
•Synchronization: the rightsholder receives revenues for the right to use the musical composition in combination with visual images such as in films or television programs, television commercials and video games as well as from other uses such as in toys or novelty items and merchandise; and

•Other: the rightsholder receives revenues for use in sheet music and other uses.
The principal costs associated with our Music Publishing business are as follows:
•A&R costs: the costs associated with (i) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the uses of their works and (ii) signing and developing songwriters; and
•Selling and marketing, general overhead and other administrative expenses: the costs associated with selling and marketing, general overhead and other administrative expenses.
Other Business Models to Drive Incremental Revenue
Artist Services and Expanded-Rights Deals
As the recorded music industry has continued to transition to a business model through which the majority of revenues are generated from streaming, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we also participate in the recording artist’s revenue streams, in addition to recorded music sales, such as touring, merchandising and sponsorships. In addition to signing recording artists to expanded-rights deals, we have continued to make strategic investments to expand our Recorded Music business and open up new opportunities for our recording artists. Artist services and expanded-rights recorded music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 15% of our total revenues during the three months ended December 31, 2019. Artist services and expanded-rights revenue will fluctuate from period to period depending upon recording artists’ touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly as well. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as management and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while revenue under our expanded-rights deals and revenue from some of our artist services businesses such as merchandising tend to be lower margin than our traditional revenue streams in our Recorded Music business.

RESULTS OF OPERATIONS
Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Revenue by Type
Digital	$633	$563	$70	12%
Physical	184	231	(47)	-20%
Total Digital and Physical	817	794	23	3%
Artist services and expanded-rights	188	166	22	13%
Licensing	79	81	(2)	-2%
Total Recorded Music	1,084	1,041	43	4%
Performance	46	53	(7)	-13%
Digital	73	65	8	12%
Mechanical	15	15	—	—%
Synchronization	36	29	7	24%
Other	3	3	—	—%
Total Music Publishing	173	165	8	5%
Intersegment eliminations	(1)	(3)	2	-67%
Total Revenues	$1,256	$1,203	$53	4%
Revenue by Geographical Location
U.S. Recorded Music	$453	$431	$22	5%
U.S. Music Publishing	81	73	8	11%
Total U.S.	534	504	30	6%
International Recorded Music	631	610	21	3%
International Music Publishing	92	92	—	—%
Total International	723	702	21	3%
Intersegment eliminations	(1)	(3)	2	-67%
Total Revenues	$1,256	$1,203	$53	4%
Total Revenues
Total revenues increased by $53 million, or 4%, to $1,256 million for the three months ended December 31, 2019 from $1,203 million for the three months ended December 31, 2018. The increase includes $12 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 86% and 14% of total revenue for both the three months ended December 31, 2019 and December 31, 2018, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 42% and 58% of total revenues for both the three months ended December 31, 2019 and December 31, 2018, respectively.
Total digital revenues after intersegment eliminations increased by $79 million, or 13%, to $706 million for the three months ended December 31, 2019 from $627 million for the three months ended December 31, 2018. Total digital revenues represented 56% and 52% of consolidated revenues for the three months ended December 31, 2019 and December 31, 2018, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2019 were comprised of U.S. revenues of $380 million and international revenues of $326 million, or 54% and 46% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2018 were comprised of U.S. revenues of $330 million and international revenues of $298 million, or 53% and 47% of total digital revenues, respectively.

Recorded Music revenues increased by $43 million, or 4%, to $1,084 million for the three months ended December 31, 2019 from $1,041 million for the three months ended December 31, 2018. The increase includes $10 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $453 million and $431 million, or 42% and 41%, of consolidated Recorded Music revenues for the three months ended December 31, 2019 and December 31, 2018, respectively. International Recorded Music revenues were $631 million and $610 million, or 58% and 59%, of consolidated Recorded Music revenues for the three months ended December 31, 2019 and December 31, 2018, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital revenue and artist services and expanded-rights revenue partially offset by decreases in physical and licensing revenue. Digital revenue increased by $70 million as a result of the continued growth in streaming services and strength of releases, which includes new releases from TWICE and Coldplay as well as carryover success from Ed Sheeran and Lizzo. Revenue from streaming services grew by $87 million to $589 million for the three months ended December 31, 2019 from $502 million for the three months ended December 31, 2018. Digital revenue growth was partially offset by decreases in digital download and other digital declines of $17 million to $44 million for the three months ended December 31, 2019 from $61 million for the three months ended December 31, 2018 due to the continued shift to streaming services. Artist services and expanded-rights revenue increased by $22 million primarily due to higher advertising revenues and timing of tours in France. Physical revenue decreased by $47 million primarily due to the continued shift from physical revenue to digital revenue, timing of releases and prior year success of Johnny Hallyday. Licensing revenue decreased by $2 million primarily related to unfavorable foreign exchange rates and higher broadcast fees in the prior year.
Music Publishing revenues increased by $8 million, or 5%, to $173 million for the three months ended December 31, 2019 from $165 million for the three months ended December 31, 2018. U.S. Music Publishing revenues were $81 million and $73 million, or 47% and 44%, of consolidated Music Publishing revenues for the three months ended December 31, 2019 and December 31, 2018, respectively. International Music Publishing revenues remained flat at $92 million, or 53% and 56%, of consolidated Music Publishing revenues for the three months ended December 31, 2019 and December 31, 2018, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $8 million and synchronization revenue of $7 million, partially offset by decreases in performance revenue of $7 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services. The increase in synchronization revenue is attributable to higher TV and commercial income. The decline in performance revenue is driven by timing of distributions.
Revenue by Geographical Location
U.S. revenue increased by $30 million, or 6%, to $534 million for the three months ended December 31, 2019 from $504 million for the three months ended December 31, 2018. U.S. Recorded Music revenue increased by $22 million, or 5%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $43 million driven by the continued growth in streaming services. Streaming revenue increased by $53 million, partially offset by $10 million of digital download and other digital declines. Partially offsetting this increase is a decrease of U.S. Recorded Music physical revenue for $25 million driven by general market decline and timing of releases. U.S. Music Publishing revenue increased by $8 million, or 11%, to $81 million for the three months ended December 31, 2019 from $73 million for the three months ended December 31, 2018. This was primarily driven by the increase in U.S. Music Publishing of $7 million in digital revenue due to the continued growth in streaming services and the increase in synchronization revenue of $3 million due to higher TV and commercial income, partially offset by decreases in performance revenue of $2 million due to timing of distributions.
International revenue increased by $21 million, or 3%, to $723 million for the three months ended December 31, 2019 from $702 million for the three months ended December 31, 2018. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $33 million or 5%. International Recorded Music revenue increased $21 million primarily due to increases in digital revenue of $27 million, artist services and expanded-rights revenue of $24 million, partially offset by decreases in physical revenue of $22 million and licensing revenue of $8 million. The increase in International Recorded Music digital revenue was due to continued growth in streaming services internationally, partially offset by a decline in digital downloads. International Recorded Music artist services and expanded-rights revenue increased $24 million due to higher advertising revenues and timing of tours in France. International Recorded Music physical revenue decreased by $22 million due to the continued shift from physical revenue to digital revenue, timing of releases and prior year success of Johnny Hallyday. International Recorded Music licensing revenue decreased $8 million primarily related to unfavorable foreign currency exchange rates and higher broadcast fees in the prior year. International Music Publishing revenue remained flat to prior year at $92 million for both the three months ended December 31, 2019 and December 31, 2018. This was primarily driven by an increases in synchronization revenue of $4 million due to higher TV and commercial income and digital revenue of $1 million offset by decreases of performance revenue of $5 million primarily due to timing of distributions.

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$411	$400	$11	3%
Product costs	254	226	28	12%
Total cost of revenues	$665	$626	$39	6%
Artist and repertoire costs increased by $11 million, to $411 million for the three months ended December 31, 2019 from $400 million for the three months ended December 31, 2018. Artist and repertoire costs as a percentage of revenue remained constant at 33% for both the three months ended December 31, 2019 and December 31, 2018.
Product costs increased by $28 million, to $254 million for the three months ended December 31, 2019 from $226 million for the three months ended December 31, 2018. Product costs as a percentage of revenue increased to 20% for the three months ended December 31, 2019 from 19% for the three months ended December 31, 2018. Increases in product costs relate to revenue mix and impact of costs associated with tours in France.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$172	$180	$(8)	-4%
Selling and marketing expense	173	160	13	8%
Distribution expense	34	36	(2)	-6%
Total selling, general and administrative expense	$379	$376	$3	1%
______________________________________
(1)Includes depreciation expense of $24 million and $14 million for the three months ended December 31, 2019 and December 31, 2018, respectively.
Total selling, general and administrative expense increased by $3 million, or 1%, to $379 million for the three months ended December 31, 2019 from $376 million for the three months ended December 31, 2018. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 30% for the three months ended December 31, 2019 from 31% for the three months ended December 31, 2018.
General and administrative expense decreased by $8 million, or 4%, to $172 million for the three months ended December 31, 2019 from $180 million for the three months ended December 31, 2018. The decrease in general and administrative expense was mainly due to lower expense associated with our Senior Management Free Cash Flow Plan of $19 million, partially offset by a one-time charge within depreciation expense of $10 million and costs associated with transformation initiatives. Expressed as a percentage of revenue, general and administrative expense decreased to 14% for the three months ended December 31, 2019 from 15% for the three months ended December 31, 2018.
Selling and marketing expense increased by $13 million, or 8%, to $173 million for the three months ended December 31, 2019 from $160 million for the three months ended December 31, 2018. The increase in selling and marketing expense was primarily due to increased variable marketing expense on higher revenue in the quarter and increased spending on developing artists. Expressed as a percentage of revenue, selling and marketing expense increased to 14% for the three months ended December 31, 2019 from 13% for the three months ended December 31, 2018 due to the factors described above.
Distribution expense was $34 million for the three months ended December 31, 2019 and $36 million for the three months ended December 31, 2018. Expressed as a percentage of revenue, distribution expense remained flat at 3% for both the three months ended December 31, 2019 and December 31, 2018.

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

	For the Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$120	$86	$34	40%
Income attributable to noncontrolling interest	2	—	2	—%
Net income	122	86	36	42%
Income tax expense	5	50	(45)	-90%
Income before income taxes	127	136	(9)	-7%
Other expense (income)	5	(28)	33	—%
Interest expense, net	33	36	(3)	-8%
Loss on extinguishment of debt	—	3	(3)	-100%
Operating income	165	147	18	12%
Amortization expense	47	54	(7)	-13%
Depreciation expense	24	14	10	71%
OIBDA	$236	$215	$21	10%
OIBDA
OIBDA increased by $21 million, or 10%, to $236 million for the three months ended December 31, 2019 as compared to $215 million for the three months ended December 31, 2018 as a result of higher revenues and lower general and administrative expenses. Expressed as a percentage of total revenue, OIBDA increased to 19% for the three months ended December 31, 2019 from 18% for the three months ended December 31, 2018 due to the factors previously discussed.
Amortization expense
Our amortization expense decreased by $7 million, or 13%, to $47 million for the three months ended December 31, 2019 from $54 million for the three months ended December 31, 2018. The decrease is primarily due to intangible assets becoming fully amortized.
Operating income
Our operating income increased by $18 million to $165 million for the three months ended December 31, 2019 from $147 million for the three months ended December 31, 2018. The increase in operating income was due to the factors that led to the increase in OIBDA.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for the three months ended December 31, 2019. We recorded a loss on extinguishment of debt in the amount of $3 million for the three months ended December 31, 2018 which represents the unamortized deferred financing costs related to the partial redemption of the 4.125% Senior Secured Notes and 5.625% Senior Secured Notes, and the open market purchases of the 4.875% Senior Secured Notes.
Interest expense, net
Our interest expense, net, decreased to $33 million for the three months ended December 31, 2019 from $36 million for the three months ended December 31, 2018 due to a decline in LIBOR rates as well as lower interest rates resulting from the redemption of the 5.625% Senior Secured Notes and issuance of the 3.625% Senior Secured Notes.
Other expense (income), net
Other expense (income), net, for the three months ended December 31, 2019 primarily includes the loss on our Euro denominated debt of $12 million and $4 million unrealized losses on hedging activity, partially offset by currency exchange gains on our intercompany loans of $11 million. This compares to an unrealized gain of $15 million on the mark-to-market of an equity method investment and $5 million unrealized gains on hedging activity, foreign currency gains on our Euro denominated debt of $10 million, partially offset by the currency exchange losses on our intercompany loans of $5 million for the three months ended December 31, 2018.
Income tax expense
Our income tax expense decreased by $45 million to $5 million for the three months ended December 31, 2019 from $50 million for the three months ended December 31, 2018. The change of $45 million in income tax expense primarily relates to the release of $33 million of our U.S. deferred tax valuation allowance during the three months ended December 31, 2019 and impact of GILTI during the three months ended December 31, 2018.
Net income
Net income increased by $36 million to $122 million for the three months ended December 31, 2019 from net income of $86 million for the three months ended December 31, 2018 as a result of the factors described above.
Noncontrolling interest
There was $2 million of income attributable to noncontrolling interest for the three months ended December 31, 2019 and no income attributable to noncontrolling interest for the three months ended December 31, 2018.
Business Segment Results
Revenue, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Recorded Music
Revenues	$1,084	$1,041	$43	4%
Operating income	191	163	28	17%
OIBDA	241	211	30	14%
Music Publishing
Revenues	173	165	8	5%
Operating income	14	22	(8)	-36%
OIBDA	33	39	(6)	-15%
Corporate expenses and eliminations
Revenue eliminations	(1)	(3)	2	-67%
Operating loss	(40)	(38)	(2)	5%
OIBDA loss	(38)	(35)	(3)	9%
Total
Revenues	1,256	1,203	53	4%
Operating income	165	147	18	12%
OIBDA	236	215	21	10%
Recorded Music
Revenues
Recorded Music revenue increased by $43 million, or 4%, to $1,084 million for the three months ended December 31, 2019 from $1,041 million for the three months ended December 31, 2018. U.S. Recorded Music revenues were $453 million and $431 million, or 42% and 41%, of consolidated Recorded Music revenues for the three months ended December 31, 2019 and December 31, 2018, respectively. International Recorded Music revenues were $631 million and $610 million, or 58% and 59%, of consolidated Recorded Music revenues for both the three months ended December 31, 2019 and December 31, 2018, respectively.
The overall increase in Recorded Music revenue was mainly driven by streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$294	$295	$(1)	—%
Product costs	254	226	28	12%
Total cost of revenues	$548	$521	$27	5%
Recorded Music cost of revenues increased by $27 million, or 5%, to $548 million for the three months ended December 31, 2019 from $521 million for the three months ended December 31, 2018. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 27% for the three months ended December 31, 2019 from 28% for the three months ended December 31, 2018. The decrease is primarily attributable to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 23% for the three months ended December 31, 2019 from 22% for the three months ended December 31, 2018. The increase in product costs relates to revenue mix and impact of costs associated with tours in France.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$113	$126	$(13)	-10%
Selling and marketing expense	169	157	12	8%
Distribution expense	34	36	(2)	-6%
Total selling, general and administrative expense	$316	$319	$(3)	-1%
______________________________________
(1)Includes depreciation expense of $21 million and $10 million for the three months ended December 31, 2019 and for the three months ended December 31, 2018, respectively.
Recorded Music selling, general and administrative expense decreased by $3 million, or 1%, to $316 million for the three months ended December 31, 2019 from $319 million for the three months ended December 31, 2018. The decrease in general and administrative expense was primarily due to lower expense associated with our Senior Management Free Cash Flow Plan of $11 million and timing of variable compensation expense, partially offset by a one-time charge within depreciation expense of $10 million and higher employee related costs. The increase in selling and marketing expense was primarily due to increased variable marketing expense on higher revenue in the quarter and increased spending on developing artists. The decrease in distribution expense was primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 29% for the three months ended December 31, 2019 from 31% for the three months ended December 31, 2018 due to the factors described above.
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Operating income	$191	$163	$28	17%
Depreciation and amortization	50	48	2	4%
OIBDA	$241	$211	$30	14%

Recorded Music OIBDA increased by $30 million, or 14%, to $241 million for the three months ended December 31, 2019 from $211 million for the three months ended December 31, 2018 as a result of higher revenues and lower general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 22% for the three months ended December 31, 2019 from 20% for the three months ended December 31, 2018 due to the factors previously discussed.

Recorded Music operating income increased by $28 million to $191 million for the three months ended December 31, 2019 from $163 million for the three months ended December 31, 2018 due to the factors that led to the increase in Recorded Music OIBDA noted above.
Music Publishing
Revenues
Music Publishing revenues increased by $8 million, or 5%, to $173 million for the three months ended December 31, 2019 from $165 million for the three months ended December 31, 2018. U.S. Music Publishing revenues were $81 million and $73 million, or 47% and 44%, of consolidated Music Publishing revenues for the three months ended December 31, 2019 and December 31, 2018, respectively. International Music Publishing revenues remained flat at $92 million, or 53% and 56%, of consolidated Music Publishing revenues for the three months ended December 31, 2019 and December 31, 2018, respectively.
The overall increase in Music Publishing revenue was mainly driven by streaming revenue growth and higher synchronization as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$118	$108	$10	9%
Total cost of revenues	$118	$108	$10	9%
Music Publishing cost of revenues increased by $10 million, or 9%, to $118 million for the three months ended December 31, 2019 from $108 million for the three months ended December 31, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 68% for the three months ended December 31, 2019 from 65% for the three months ended December 31, 2018, primarily due to revenue mix and timing of artist and repertoire investments.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$22	$18	$4	22%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$23	$19	$4	21%
______________________________________
(1)Includes depreciation expense of $1 million for both the three months ended December 31, 2019 and December 31, 2018.
Music Publishing selling, general and administrative expense increased to $23 million for the three months ended December 31, 2019 from $19 million for the three months ended December 31, 2018 due to higher employee related and restructuring costs. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 13% for the three months ended December 31, 2019 from 12% for the three months ended December 31, 2018 due to factors described above.
Operating income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Operating income	$14	$22	$(8)	-36%
Depreciation and amortization	19	17	2	12%
OIBDA	$33	$39	$(6)	-15%

Music Publishing OIBDA decreased by $6 million, or 15%, to $33 million for the three months ended December 31, 2019 from $39 million for the three months ended December 31, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 19% for the three months ended December 31, 2019 from 24% for the three months ended December 31, 2018. The decrease was primarily due to higher artist and repertoire and general and administrative expenses.
Music Publishing operating income decreased by $8 million to $14 million for the three months ended December 31, 2019 from $22 million operating income for the three months ended December 31, 2018 largely due to the factors that led to the decrease in Music Publishing OIBDA noted above.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $2 million for the three months ended December 31, 2019 to $40 million from $38 million for the three months ended December 31, 2018, which includes higher corporate related costs and transformation initiatives, partially offset by a decrease of $8 million in variable compensation associated with the Senior Management Free Cash Flow Plan.
Our OIBDA loss from corporate expenses and eliminations increased by $3 million for the three months ended December 31, 2019 to $38 million from $35 million for the three months ended December 31, 2018.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at December 31, 2019
At December 31, 2019, we had $2.988 billion of debt (which is net of $27 million of deferred financing costs), $462 million of cash and equivalents (net debt of $2.526 billion, defined as total debt, less cash and equivalents and deferred financing costs) and $190 million of Warner Music Group Corp. deficit. This compares to $2.974 billion of debt (which is net of $29 million of deferred financing costs), $619 million of cash and equivalents (net debt of $2.355 billion) and $289 million of Warner Music Group Corp. deficit at September 30, 2019.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the three months ended December 31, 2019 and December 31, 2018 are unaudited and have been derived from our interim financial statements included elsewhere herein.

	For the Three Months Ended December 31,
	2019	2018
Cash provided by (used in):
Operating activities	$78	$92
Investing activities	(32)	(238)
Financing activities	(207)	182
Operating Activities
Cash provided by operating activities was $78 million for the three months ended December 31, 2019 as compared with cash provided by operating activities of $92 million for the three months ended December 31, 2018. The $14 million decrease in cash provided by operating activities was primarily due to timing of working capital and higher cash taxes, partially offset by an OIBDA increase of $21 million.
Investing Activities
Cash used in investing activities was $32 million for the three months ended December 31, 2019 as compared with cash used in investing activities of $238 million for the three months ended December 31, 2018. The $32 million of cash used in investing activities in the three months ended December 31, 2019 consisted of $6 million relating to investments, $15 million relating to capital expenditures and $11 million to acquire music publishing rights. The $238 million of cash used in investing activities in the three months ended December 31, 2018 consisted of $183 million relating to the acquisition of EMP, net of cash and cash equivalents acquired, $23 million relating to the acquisition of equity investments, $26 million relating to capital expenditure and $5 million to acquire music publishing rights.
Financing Activities
Cash used in financing activities was $207 million for the three months ended December 31, 2019 as compared with cash provided by financing activities of $182 million for the three months ended December 31, 2018. The $207 million of cash used in financing activities for the three months ended December 31, 2019 consisted of dividends paid of $206 million and distributions to noncontrolling interest holders of $1 million. The $182 million of cash provided by financing activities for the three months ended December 31, 2018 consisted of proceeds of $287 million from the issuance of Acquisition Corp.’s 3.625% Senior Secured Notes due 2026 partially offset by deferred financing costs paid of $4 million, the partial repayment of Acquisition Corp.’s 4.125% Senior Secured Notes due 2024, 4.875% Senior Secured Notes due 2024 and 5.625% Senior Secured Notes due 2022, including call premiums paid, for an aggregate $99 million and distributions to noncontrolling interest holders of $2 million.
Liquidity
Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and equivalents and funds available for drawing under our Revolving Credit Facility. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and any dividends, prepayments of debt or repurchases or retirement of our outstanding debt or notes in open market purchases, privately negotiated purchases or otherwise, we may elect to pay or make in the future. Certain of our executive officers participate in a long-term equity incentive plan, which permits those executive officers to defer all or a portion of their free cash flow bonuses and receive grants of indirect equity interests in the Company. Payments under the plan, which could be material, are influenced by the

Company’s valuation and other market factors, including valuations of similar companies. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.
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
Existing Debt as of December 31, 2019
As of December 31, 2019, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2023 (b)	1,314
5.000% Senior Secured Notes due 2023 (c)	298
4.125% Senior Secured Notes due 2024 (d)	342
4.875% Senior Secured Notes due 2024 (e)	218
3.625% Senior Secured Notes due 2026 (f)	495
5.500% Senior Notes due 2026 (g)	321
Total long-term debt, including the current portion (h)	$2,988
______________________________________
(a)Reflects $180 million of commitments under the Revolving Credit Facility available at December 31, 2019, less letters of credit outstanding of approximately $13 million at December 31, 2019. There were no loans outstanding under the Revolving Credit Facility at December 31, 2019.
(b)Principal amount of $1.326 billion less unamortized discount of $3 million and unamortized deferred financing costs of $9 million at December 31, 2019.
(c)Principal amount of $300 million less unamortized deferred financing costs of $2 million at December 31, 2019.
(d)Face amount of €311 million. Above amount represents the dollar equivalent of such note at December 31, 2019. Principal amount of $345 million less unamortized deferred financing costs of $3 million at December 31, 2019.
(e)Principal amount of $220 million less unamortized deferred financing costs of $2 million at December 31, 2019.
(f)Face amount of €445 million at December 31, 2019. Above amount represents the dollar equivalent of such note at December 31, 2019. Principal amount of $494 million, an additional issuance premium of $8 million, less unamortized deferred financing costs of $7 million at December 31, 2019.
(g)Principal amount of $325 million less unamortized deferred financing costs of $4 million at December 31, 2019.
(h)Principal amount of debt of $3.010 billion, an additional issuance premium of $8 million, less unamortized discount of $3 million and unamortized deferred financing costs of $27 million at December 31, 2019.
For further discussion of our debt agreements, see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
Dividends
The Company’s ability to pay dividends is restricted by covenants in the indentures governing its notes and in the credit agreements for the Senior Term Loan Facility and the Revolving Credit Facility.
On December 16, 2019, the Company’s board of directors declared a cash dividend of $37.5 million which was paid to stockholders on January 17, 2020 and recorded as an accrual as of December 31, 2019. On December 20, 2018, the Company’s board of directors declared a cash dividend of $31.25 million which was accrued as of December 31, 2018 and paid to stockholders on January 4, 2019.
In the first quarter of fiscal year 2019, the Company instituted a regular quarterly dividend policy whereby it intends to pay a modest regular quarterly dividend in each fiscal quarter and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. The declaration of each dividend will continue to be at the discretion of the Company’s board.

Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of December 31, 2019.
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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended December 31, 2019. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

Twelve Months Ended December 31, 2019
Net Income	$294
Income tax benefit	(36)
Interest expense, net	140
Depreciation and amortization	271
Loss on extinguishment of debt (a)	4
Net gain on divestitures and sale of securities (b)	(4)
Restructuring costs (c)	26
Net hedging gains and foreign exchange losses (d)	(23)
Management fees (e)	11
Business optimization expenses (f)	28
Equity based compensation expense (g)	30
Other non-cash charges (h)	(3)
Pro forma impact of cost savings initiatives (i)	2
Pro Forma Consolidated EBITDA	$740
Senior Secured Indebtedness (j)	$2,485
Leverage Ratio (k)	3.36x
______________________________________
(a)Reflects net loss incurred on the early extinguishment of our debt incurred as part of the May 2019 redemption of the remaining 5.625% Secured Notes.
(b)Reflects net gain on divestitures and sale of securities.
(c)Reflects severance costs and other restructuring related expenses.
(d)Reflects net gains from hedging activities and unrealized losses due to foreign exchange on our Euro-denominated debt and intercompany transactions.
(e)Reflects management fees paid to Access, including an annual fee and related expenses. Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.
(f)Reflects primarily costs associated with IT systems updates and other transformation initiatives.
(g)Reflects equity-based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(h)Reflects non-cash activity, including the unrealized gains on the mark-to-market of an equity method investment.
(i)Reflects expected savings resulting from transformation initiatives and restructuring programs.
(j)Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.685 billion less cash of $200 million.
(k)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended December 31, 2019. This is calculated net of cash and equivalents of the Company as of December 31, 2019 not exceeding $200 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $54 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 4.75:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $54 million at the end of a fiscal quarter.

Summary
Management believes that funds generated from our operations and borrowings under the Revolving Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and the Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital formats in the recorded music and music publishing industries. We and our affiliates continue to evaluate opportunities to, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire Acquisition Corp.’s outstanding debt or debt securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, we may seek to refinance the Senior Credit Facilities or our outstanding debt or debt securities with existing cash and/or with funds provided from additional borrowings. Certain of our executive officers participate in a long-term equity incentive plan, which permits those executive officers to defer all or a portion of their free cash flow bonuses and receive grants of indirect equity interests in the Company. Payments under the plan, which could be material, are influenced by the Company’s valuation and other market factors, including valuations of similar companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 14 to our audited consolidated financial statements for the fiscal year ended September 30, 2019, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2019, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2019.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of December 31, 2019, the Company had outstanding hedge contracts for the sale of $288 million and the purchase of $148 million of foreign currencies at fixed rates. Subsequent to December 31, 2019, certain of our foreign exchange contracts expired.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2019, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $14 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.010 billion of principal debt outstanding at December 31, 2019, of which $1.326 billion was variable-rate debt and $1.684 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At December 31, 2019, 56% of the Company’s debt was at a fixed rate. In addition, as of December 31, 2019, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $820 million of U.S. dollar-denominated variable-rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt.
Based on the level of interest rates prevailing at December 31, 2019, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.096 billion. Further, as of December 31, 2019, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $3 million or increase the fair value of the fixed-rate debt by approximately $5 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time-to-time the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company is currently subject to several such claims and legal proceedings. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company’s defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, certain risk factors should be considered carefully in evaluating our business. A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.
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

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended December 31, 2019, filed on January 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements
______________________________________
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
January 31, 2020

WARNER MUSIC GROUP CORP.

By:	/s/ STEPHEN COOPER
Name: Title:	Stephen Cooper Chief Executive Officer (Principal Executive Officer)
By:	/s/ ERIC LEVIN
Name: Title:	Eric Levin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)