Form 10-Q
period 2020-03-31
Warner Music Group Corp.
filed 2020-05-07
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class (a)	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
(a)There is no public market for the registrant’s common stock. As of May 7, 2020, the registrant had no shares of Class A common stock, par value $0.001 per share, and 510,000,000 shares of Class B common stock, par value $0.001 per share, outstanding. All of the registrant’s common stock is owned by affiliates of Access Industries, Inc. The registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Warner Music Group Corp.
Consolidated Balance Sheets (Unaudited)

	March 31, 2020	September 30, 2019
	(in millions, except share data)
Assets
Current assets:
Cash and equivalents	$484	$619
Accounts receivable, net of allowances of $21 million and $17 million	763	775
Inventories	65	74
Royalty advances expected to be recouped within one year	189	170
Prepaid and other current assets	82	53
Total current assets	1,583	1,691
Royalty advances expected to be recouped after one year	232	208
Property, plant and equipment, net	294	300
Operating lease right-of-use assets, net	281	—
Goodwill	1,761	1,761
Intangible assets subject to amortization, net	1,644	1,723
Intangible assets not subject to amortization	151	151
Deferred tax assets, net	55	38
Other assets	123	145
Total assets	$6,124	$6,017
Liabilities and Deficit
Current liabilities:
Accounts payable	$246	$260
Accrued royalties	1,591	1,567
Accrued liabilities	564	492
Accrued interest	34	34
Operating lease liabilities, current	39	—
Deferred revenue	167	180
Other current liabilities	91	286
Total current liabilities	2,732	2,819
Long-term debt	2,983	2,974
Operating lease liabilities, noncurrent	312	—
Deferred tax liabilities, net	154	172
Other noncurrent liabilities	228	321
Total liabilities	$6,409	$6,286
Equity:
Common A stock ($0.001 par value; 1,000,000,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively)	$—	$—
Common B stock ($0.001 par value; 1,000,000,000 shares authorized; 510,000,000 and 505,830,022 issued and outstanding as of March 31, 2020 and September 30, 2019, respectively)	1	1
Additional paid-in capital	1,127	1,127
Accumulated deficit	(1,166)	(1,177)
Accumulated other comprehensive loss, net	(268)	(240)
Total Warner Music Group Corp. deficit	(306)	(289)
Noncontrolling interest	21	20
Total deficit	(285)	(269)
Total liabilities and deficit	$6,124	$6,017
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(in millions, except share and per share data)
Revenue	$1,071	$1,090	$2,327	$2,293
Costs and expenses:
Cost of revenue	(535)	(559)	(1,200)	(1,185)
Selling, general and administrative expenses (a)	(538)	(354)	(917)	(730)
Amortization expense	(47)	(55)	(94)	(109)
Total costs and expenses	(1,120)	(968)	(2,211)	(2,024)
Operating (loss) income	(49)	122	116	269
Loss on extinguishment of debt	—	—	—	(3)
Interest expense, net	(33)	(36)	(66)	(72)
Other (expense) income	(4)	29	(9)	57
(Loss) income before income taxes	(86)	115	41	251
Income tax benefit (expense)	12	(48)	7	(98)
Net (loss) income	(74)	67	48	153
Less: Income attributable to noncontrolling interest	—	—	(2)	—
Net (loss) income attributable to Warner Music Group Corp.	$(74)	$67	$46	$153

(a) Includes depreciation expense:	$(14)	$(14)	$(38)	$(28)

Net (loss) income per share attributable to Warner Music Group Corp.’s stockholders:
Basic and Diluted	$(0.15)	$0.13	$0.09	$0.30
Weighted average common shares:
Basic and Diluted	501,991,944	501,991,944	501,991,944	501,991,944
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Net (loss) income	$(74)	$67	$48	$153
Other comprehensive loss, net of tax:
Foreign currency adjustment	(15)	(10)	(8)	(26)
Deferred loss on derivative financial instruments	(23)	(3)	(20)	(9)
Other comprehensive loss, net of tax	(38)	(13)	(28)	(35)
Total comprehensive (loss) income	(112)	54	20	118
Less: Income attributable to noncontrolling interest	—	—	(2)	—
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(112)	$54	$18	$118
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2020	2019
	(in millions)
Cash flows from operating activities
Net income	$48	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	137
Unrealized gains and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	(7)	(24)
Deferred income taxes	(31)	27
Loss on extinguishment of debt	—	3
Net loss (gain) on divestitures and investments	15	(32)
Non-cash interest expense	3	3
Equity-based compensation expense	160	14
Changes in operating assets and liabilities:
Accounts receivable, net	6	(90)
Inventories	9	13
Royalty advances	(47)	(61)
Accounts payable and accrued liabilities	(109)	(100)
Royalty payables	38	46
Accrued interest	—	1
Operating lease liabilities	(2)	—
Deferred revenue	(14)	(19)
Other balance sheet changes	(37)	28
Net cash provided by operating activities	164	99
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(18)	(16)
Capital expenditures	(28)	(59)
Investments and acquisitions of businesses, net of cash received	(5)	(218)
Net cash used in investing activities	(51)	(293)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 3.625% Senior Secured Notes	—	287
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	—	(40)
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	—	(30)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	—	(27)
Call premiums paid and deposit on early redemption of debt	—	(2)
Deferred financing costs paid	—	(4)
Distribution to noncontrolling interest holder	(1)	(2)
Dividends paid	(244)	(31)
Net cash (used in) provided by financing activities	(245)	151
Effect of exchange rate changes on cash and equivalents	(3)	(1)
Net decrease in cash and equivalents	(135)	(44)
Cash and equivalents at beginning of period	619	514
Cash and equivalents at end of period	$484	$470
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Deficit (Unaudited)

Six Months Ended March 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Noncontrolling Interest	Total Deficit

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2019	—	$—	505,830,022	$1	$1,127	$(1,177)	$(240)	$(289)	$20	$(269)
Cumulative effect of ASC 842 adoption	—	—	—	—	—	7	—	7	—	7
Cumulative effect of ASC 718 accounting policy change	—	—	—	—	—	33	—	33	—	33
Net income	—	—	—	—	—	46	—	46	2	48
Other comprehensive loss, net of tax	—	—	—	—	—	—	(28)	(28)	—	(28)
Dividends ($0.15 per share)	—	—	—	—	—	(75)	—	(75)	—	(75)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	4,169,978	—	—	—	—	—	—	—
Balance at March 31, 2020	—	$—	510,000,000	$1	$1,127	$(1,166)	$(268)	$(306)	$21	$(285)

Three Months Ended March 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Noncontrolling Interest	Total Deficit

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at December 31, 2019	—	$—	510,000,000	$1	$1,127	$(1,088)	$(230)	$(190)	$21	$(169)
Cumulative effect of ASC 718 accounting policy change	—	—	—	—	—	33	—	33	—	33
Net loss	—	—	—	—	—	(74)	—	(74)	—	(74)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(38)	(38)	—	(38)
Dividends ($0.07 per share)	—	—	—	—	—	(37)	—	(37)	—	(37)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	—	$—	510,000,000	$1	$1,127	$(1,166)	$(268)	$(306)	$21	$(285)

Six Months Ended March 31, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Noncontrolling Interest	Total Deficit

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2018	—	$—	501,991,944	$1	$1,127	$(1,272)	$(190)	$(334)	$14	$(320)
Cumulative effect of ASC 606 adoption	—	—	—	—	—	139	—	139	11	150
Net income	—	—	—	—	—	153	—	153	—	153
Other comprehensive loss, net of tax	—	—	—	—	—	—	(35)	(35)	—	(35)
Dividends ($0.12 per share)	—	—	—	—	—	(63)	—	(63)	—	(63)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2)	(2)
Other	—	—	3,838,078	—	—	—	—	—	(3)	(3)
Balance at March 31, 2019	—	$—	505,830,022	$1	$1,127	$(1,043)	$(225)	$(140)	$20	$(120)

Three Months Ended March 31, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Noncontrolling Interest	Total Deficit

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at December 31, 2018	—	$—	505,830,022	$1	$1,127	$(1,078)	$(212)	$(162)	$23	$(139)
Net income	—	—	—	—	—	67	—	67	—	67
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13)	(13)	—	(13)
Dividends ($0.06 per share)	—	—	—	—	—	(32)	—	(32)	—	(32)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2019	—	$—	505,830,022	$1	$1,127	$(1,043)	$(225)	$(140)	$20	$(120)
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
On February 6, 2020, the Company filed a Form S-1 registration statement with the SEC for an initial public offering (“IPO”). The completion of the proposed IPO will depend on, among other things, the SEC review process and customary regulatory approvals, as well as market conditions. There can be no assurance that the proposed IPO will occur.
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
In addition to our music being sold in physical retail outlets, our music is also sold in physical form to online physical retailers, such as Amazon.com, barnesandnoble.com and bestbuy.com, and distributed in digital form to an expanded universe of digital partners, including streaming services such as those of Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group and YouTube, radio services such as iHeart Radio and SiriusXM and download services.

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
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles with operations in over 70 countries through various subsidiaries, affiliates and non-affiliated licensees and sub-publishers. We own or control rights to more than 1.4 million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 80,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020.
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
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to March 31, 2020 and March 31, 2019 relate to the periods ended March 27, 2020 and March 29, 2019, respectively. For convenience purposes, the Company continues to date its second-quarter financial statements as of March 31. The fiscal year ended September 30, 2019 ended on September 27, 2019.
The Company has performed a review of all subsequent events through the date the financial statements were issued and has determined that no additional disclosures are necessary.
Common Stock and Earnings per Share
On February 28, 2020, the Company amended its certificate of incorporation to increase its authorized capital stock to 2,100,000,000 shares, consisting of 1,000,000,000 shares of Class A common stock, par value $0.001 per share, 1,000,000,000 shares of Class B common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $1.00 per share. In addition, the February 28, 2020 amendment to the Company’s certificate of incorporation also gave effect to the reclassification and 477,242.614671815-for-1 stock split of the Company’s existing common stock outstanding into 510,000,000 shares of Class B common stock. This stock split has been retrospectively presented throughout the interim financial statements.
The consolidated statements of operations present basic and diluted earnings per share (“EPS”). Basic and diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares less shares issued for the exercise of the deferred equity units. The deferred equity units are mandatorily redeemable and as such are excluded from the denominator of the basic and diluted EPS calculation. The Company did not have any dilutive securities for the three and six months ended March 31, 2020 and March 31, 2019.
Share-Based Compensation
The Company accounts for share-based payments as required by ASC 718, Compensation—Stock Compensation (“ASC 718”). Under the recognition provision of ASC 718, the Company’s liability classified share-based compensation costs are measured each reporting date until settlement. In February 2020, the Company filed a Form S-1 registration statement with the SEC for a proposed IPO, which required a change in accounting policy during the quarter from the intrinsic value method to fair value method in determining the basis of measurement of its share-based compensation liability.
In determining fair value, the Company utilized an option pricing model for those awards with an option-like pay-off, which includes various inputs for volatility, term to exit, discount for lack of marketability, expected dividend yield and risk-free rates. For awards with an equity-like pay-off, inputs for discount of lack of marketability and non-performance risk were considered. The Company continued to use an income approach using a discounted cash flow model to determine its per-share value input within the model. As a result of this change in accounting policy, the Company recorded a decrease to its share-based compensation liability of $38 million, which resulted in a decrease of $33 million, net of tax, to accumulated deficit as of March 31, 2020.
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
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU eliminates certain exceptions to the general principles in ASC 740, Income Taxes. Specifically, it eliminates the exception to (1) the incremental approach for intraperiod tax allocation when there is a loss from continuing operations, and income or a gain from other items; (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also simplifies U.S. GAAP by making other changes. ASU 2019-12 will be effective for the annual periods beginning after December 15, 2021, and for interim periods beginning after December 15, 2022. Earlier adoption is permitted. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.
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

Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
	(in millions)		(in millions)
Revenue by Type
Digital	$626	$597	$1,259	$1,160
Physical	94	130	278	361
Total Digital and Physical	720	727	1,537	1,521
Artist services and expanded-rights	115	134	303	300
Licensing	72	72	151	153
Total Recorded Music	907	933	1,991	1,974
Performance	41	46	87	99
Digital	74	65	147	130
Mechanical	15	13	30	28
Synchronization	34	31	70	60
Other	2	3	5	6
Total Music Publishing	166	158	339	323
Intersegment eliminations	(2)	(1)	(3)	(4)
Total Revenues	$1,071	$1,090	$2,327	$2,293
Revenue by Geographical Location
U.S. Recorded Music	$380	$410	$833	$841
U.S. Music Publishing	87	75	168	148
Total U.S.	467	485	1,001	989
International Recorded Music	527	523	1,158	1,133
International Music Publishing	79	83	171	175
Total International	606	606	1,329	1,308
Intersegment eliminations	(2)	(1)	(3)	(4)
Total Revenues	$1,071	$1,090	$2,327	$2,293
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
Based on management’s analysis of sales returns, refund liabilities of $23 million and $23 million were established at March 31, 2020 and September 30, 2019, respectively.
Based on management’s analysis of uncollectible accounts, reserves of $21 million and $17 million were established at March 31, 2020 and September 30, 2019, respectively.
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
Deferred revenue increased by $172 million during the six months ended March 31, 2020 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $100 million were recognized during the six months ended March 31, 2020 related to the balance of deferred revenue at September 30, 2019. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
The Company recognized revenue of $30 million and $35 million from performance obligations satisfied in previous periods for the six months ended March 31, 2020 and March 31, 2019, respectively.
Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts containing fixed fees, advances and minimum guarantees. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2020 are as follows:

	Rest of FY20	FY21	FY22	Thereafter	Total
	(in millions)
Remaining performance obligations	$360	$767	$59	$—	$1,186
Total	$360	$767	$59	$—	$1,186

4. Comprehensive Income
Comprehensive income, which is reported in the accompanying consolidated statements of deficit, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging, which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax benefit of approximately $6 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balance at September 30, 2019	$(218)	$(14)	$(8)	$(240)
Other comprehensive loss	(8)	—	(20)	(28)
Balance at March 31, 2020	$(226)	$(14)	$(28)	$(268)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
5. Leases
The Company’s lease portfolio consists operating real estate leases for its corporate offices and, to a lesser extent, storage and other equipment. Under ASC 842, a contract is or contains a lease when (1) an explicitly or implicitly identified asset has been deployed in the contract and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company determines if an arrangement is or contains a lease at inception of the contract. For all leases (finance and operating), other than those that qualify for the short-term recognition exemption, the Company will recognize on the balance sheet a lease liability for its obligation to make lease payments arising from the lease and a corresponding ROU asset representing its right to use the underlying asset over the period of use based on the present value of lease payments over the lease term as of the lease commencement date. ROU assets are adjusted for initial direct costs, lease payments made and incentives. As the rates implicit in our leases are not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. This rate is based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments. The lease term used to calculate the lease liability will include options to extend or terminate the lease when the option to extend or terminate is at the Company’s discretion and it is reasonably certain that the Company will exercise the option. Fixed payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of one year or less (“short-term leases”), the lease payments are recognized in the consolidated statement of operations on a straight-line basis over the lease term.
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
The Company enters into operating leases for buildings, office equipment, production equipment, warehouses, and other types of equipment. Our leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
Among the Company’s operating leases are its leases for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London. The landlord for both leases is an affiliate of Access. As of March 31, 2020, the aggregate lease liability related to these leases was $139 million.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.
The components of lease expense were as follows:

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
	(in millions)
Lease Cost
Operating lease cost	$12	$26
Short-term lease cost	—	—
Variable lease cost	2	5
Sublease income	—	—
Total lease cost	$14	$31
Supplemental cash flow information related to leases was as follows:

Six Months Ended March 31, 2020
(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$28
Right-of-use assets obtained in exchange for operating lease obligations	9
Supplemental balance sheet information related to leases was as follows:

March 31, 2020
(in millions)
Operating Leases
Operating lease right-of-use assets	$281

Operating lease liabilities, current	$39
Operating lease liabilities, noncurrent	312
Total operating lease liabilities	$351

Weighted Average Remaining Lease Term
Operating leases	9 years
Weighted Average Discount Rate
Operating leases	4.57%

Maturities of lease liabilities were as follows:

Years	Operating Leases
(in millions)
2020	$40
2021	53
2022	50
2023	47
2024	47
Thereafter	190
Total lease payments	427
Less imputed interest	(76)
Total	$351
As of March 31, 2020, there have been no leases entered into that have not yet commenced.
6. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2019	$1,297	$464	$1,761
Acquisitions	—	—	—
Other adjustments	—	—	—
Balance at March 31, 2020	$1,297	$464	$1,761
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
Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	March 31, 2020	September 30, 2019
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$851	$855
Music publishing copyrights	26 years	1,551	1,539
Artist and songwriter contracts	13 years	835	841
Trademarks	18 years	53	53
Other intangible assets	7 years	62	59
Total gross intangible asset subject to amortization		3,352	3,347
Accumulated amortization		(1,708)	(1,624)
Total net intangible assets subject to amortization		1,644	1,723
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	151	151
Total net intangible assets		$1,795	$1,874

7. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	March 31, 2020	September 30, 2019
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2023 (b)	1,315	1,313
5.000% Senior Secured Notes due 2023 (c)	298	298
4.125% Senior Secured Notes due 2024 (d)	339	336
4.875% Senior Secured Notes due 2024 (e)	218	218
3.625% Senior Secured Notes due 2026 (f)	492	488
5.500% Senior Notes due 2026 (g)	321	321
Total long-term debt, including the current portion (h)	$2,983	$2,974
______________________________________
(a)Reflects $180 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $13 million at both March 31, 2020 and September 30, 2019. There were no loans outstanding under the Revolving Credit Facility at March 31, 2020 or September 30, 2019. On April 3, 2020, Acquisition Corp. entered into an amendment to the Revolving Credit Facility which, among other things, increased the commitments under the Revolving Credit Facility from an aggregate principal amount of $180 million to an aggregate principal amount of $300 million. For a more detailed description of the changes effected by the amendment, see Note 14.
(b)Principal amount of $1.326 billion at both March 31, 2020 and September 30, 2019 less unamortized discount of $3 million and $3 million and unamortized deferred financing costs of $8 million and $10 million at March 31, 2020 and September 30, 2019, respectively.
(c)Principal amount of $300 million less unamortized deferred financing costs of $2 million at both March 31, 2020 and September 30, 2019, respectively.
(d)Face amount of €311 million at both March 31, 2020 and September 30, 2019. Above amounts represent the dollar equivalent of such note at March 31, 2020 and September 30, 2019. Principal amount of $342 million and $340 million less unamortized deferred financing costs of $3 million and $4 million at March 31, 2020 and September 30, 2019, respectively.
(e)Principal amount of $220 million less unamortized deferred financing costs of $2 million at both March 31, 2020 and September 30, 2019, respectively.
(f)Face amount of €445 million at both March 31, 2020 and September 30, 2019. Above amounts represent the dollar equivalent of such note at March 31, 2020 and September 30, 2019. Principal amount of $491 million and $487 million at March 31, 2020 and September 30, 2019, respectively, an additional issuance premium of $7 million, less unamortized deferred financing costs of $6 million at both March 31, 2020 and September 30, 2019.
(g)Principal amount of $325 million less unamortized deferred financing costs of $4 million at both March 31, 2020 and September 30, 2019.
(h)Principal amount of debt of $3.004 billion and $2.998 billion, an additional issuance premium of $7 million and $8 million, less unamortized discount of $3 million and $3 million and unamortized deferred financing costs of $25 million and $29 million at March 31, 2020 and September 30, 2019, respectively.
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
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.22x at March 31, 2020, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023.
Maturity of Revolving Credit Facility
As of March 31, 2020, the maturity date of the Revolving Credit Facility was January 31, 2023. On April 3, 2020, Acquisition Corp. entered into an amendment to the Revolving Credit Facility which, among other things, extended the final maturity date of the Revolving Credit Facility from January 31, 2023 to April 3, 2025. For a more detailed description of the changes effected by the amendment, see Note 14.
Maturities of Senior Notes and Senior Secured Notes
As of March 31, 2020, there are no scheduled maturities of notes until 2023, when $300 million is scheduled to mature. Thereafter, $1.378 billion is scheduled to mature.
Interest Expense, net
Total interest expense, net was $33 million and $36 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Total interest expense was $66 million and $72 million for the six months ended March 31, 2020 and March 31, 2019. The weighted-average interest rate of the Company’s total debt was 4.2% at March 31, 2020, 4.3% at September 30, 2019 and 4.7% at March 31, 2019.
8. Commitments and Contingencies
From time to time the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company is currently subject to several such claims and legal proceedings. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company’s defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors.
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
For the three and six months ended March 31, 2020, the Company recorded an income tax benefit of $12 million and $7 million, respectively. The income tax benefit of $12 million for the three months ended March 31, 2020 is lower than the expected tax benefit at the statutory tax rate of 21% primarily due to non-deductible expenses of our Senior Management Free Cash Flow Plan. The income tax benefit of $7 million for the six months ended March 31, 2020 is lower than the expected tax at the statutory tax rate of 21% primarily due to tax benefit of the valuation allowance release relating to foreign tax credit carryforwards and FDII, offset by non-deductible expenses of our Senior Management Free Cash Flow Plan, U.S. state and local taxes, foreign income taxed at rates higher than the U.S. statutory tax rate, withholding taxes and foreign losses with no tax benefit.
For the three and six months ended March 31, 2019, the Company recorded an income tax expense of $48 million and $98 million, respectively. The income tax expense for the three and six months ended March 31, 2019 is higher than the expected tax at the statutory tax rate of 21% primarily due to GILTI, non-deductible expenses of our Senior Management Free Cash Flow Plan, U.S. state and local taxes, foreign income taxed at rates higher than the U.S. statutory tax rate, withholding taxes and foreign losses with no tax benefit offset by the tax benefit of a reduction in foreign income tax rates.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of March 31, 2020 could decrease by up to approximately $1 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
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
The Company’s hedged interest rate transactions as of March 31, 2020 are expected to be recognized within 4 years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 13. Interest income or expense related to interest rate swaps is recognized in interest income, net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income/(expense), net in the period measured.
The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

As of March 31, 2020, the Company had outstanding hedge contracts for the sale of $243 million and the purchase of $142 million of foreign currencies at fixed rates that will be settled by September 2020. As of March 31, 2020, the Company had no unrealized deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2019, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.
As of March 31, 2020, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $28 million of unrealized deferred losses in comprehensive income related to the interest rate swaps. As of September 30, 2019, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $8 million of unrealized deferred losses in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax losses of $2 million and unrealized pre-tax gains of $3 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other (expense) income for the six months ended March 31, 2020. The Company recorded realized pre-tax gains of $1 million and unrealized pre-tax gains of $4 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other income for the six months ended March 31, 2019. The unrealized pre-tax losses of the Company’s foreign exchange forward contracts recorded in other comprehensive income were $2 million for the six months ended March 31, 2019.
The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the six months ended March 31, 2020 were $25 million. The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the six months ended March 31, 2019 were $9 million.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at March 31, 2020 and September 30, 2019:

	March 31, 2020 (a)	September 30, 2019 (b)
	(in millions)
Other current assets	$3	$—
Other current liabilities	—	—
Other noncurrent assets	—	2
Other noncurrent liabilities	(36)	(13)
______________________________________
(a)$8 million and $5 million of foreign exchange derivative contracts in asset and liability positions, respectively, and $36 million of interest rate swaps in liability positions.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
March 31, 2020
Revenues	$907	$166	$(2)	$1,071
Operating income (loss)	36	30	(115)	(49)
Amortization of intangible assets	30	17	—	47
Depreciation of property, plant and equipment	10	1	3	14
OIBDA	76	48	(112)	12
March 31, 2019
Revenues	$933	$158	$(1)	$1,090
Operating income (loss)	134	27	(39)	122
Amortization of intangible assets	37	18	—	55
Depreciation of property, plant and equipment	9	2	3	14
OIBDA	180	47	(36)	191

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Six Months Ended	(in millions)
March 31, 2020
Revenues	$1,991	$339	$(3)	$2,327
Operating income (loss)	227	44	(155)	116
Amortization of intangible assets	59	35	—	94
Depreciation of property, plant and equipment	31	2	5	38
OIBDA	317	81	(150)	248
March 31, 2019
Revenues	$1,974	$323	$(4)	$2,293
Operating income (loss)	297	49	(77)	269
Amortization of intangible assets	75	34	—	109
Depreciation of property, plant and equipment	19	3	6	28
OIBDA	391	86	(71)	406
12. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $21 million and $28 million during the three months ended March 31, 2020 and March 31, 2019, respectively. The Company made interest payments of approximately $65 million and $70 million during the six months ended March 31, 2020 and March 31, 2019, respectively. The Company paid approximately $20 million and $11 million of income and withholding taxes, net of refunds, for the three months ended March 31, 2020 and March 31, 2019, respectively. The Company paid approximately $40 million and $18 million of income and withholding taxes, net of refunds, during the six months ended March 31, 2020 and March 31, 2019, respectively.
Dividends
The Company’s ability to pay dividends is restricted by covenants in the indentures governing its notes and in the credit agreements for the Senior Term Loan Facility and the Revolving Credit Facility.
In the first quarter of fiscal year 2019, the Company instituted a regular quarterly dividend policy whereby it intends to pay a modest regular quarterly dividend in each of the first three fiscal quarters and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. The declaration of each dividend will continue to be at the discretion of the Company’s board of directors.

On March 25, 2020, the Company’s board of directors declared a cash dividend of $37.5 million which was paid to stockholders on April 17, 2020 and recorded as an accrual as of March 31, 2020. On September 23, 2019, the Company’s board of directors declared a cash dividend of $206 million which was paid to stockholders on October 4, 2019 and recorded as an accrual as of September 30, 2019. On March 26, 2019, the Company’s board of directors declared a cash dividend of $31.25 million which was accrued as of March 31, 2019 and paid to stockholders on April 5, 2019.
Depreciation Expense
During the six months ended March 31, 2020, the Company recorded depreciation expense of $38 million, which included a one-time charge of $10 million representing the difference between the net book value of a building and its expected recoverable value.
COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a global pandemic by the World Health Organization. Government-imposed mandates limiting public assembly and requiring that non-essential businesses close have adversely impacted the Company’s operations, including touring and physical product distribution, for the three and six months ended March 31, 2020. It is unclear how long the government-imposed mandates and restrictions will last and to what extent the global pandemic will impact demand for the Company’s music and related services, even after federal, state, local and foreign governmental restrictions are lifted over time.
The Company is not presently aware of any events or circumstances arising from the global pandemic that would require us to update any estimates, judgments or materially revise the carrying value of our assets or liabilities. The Company’s estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our consolidated financial statements.
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

In accordance with the fair value hierarchy, described above, the following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2020 and September 30, 2019.

	Fair Value Measurements as of March 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$3	$—	$3
Other Noncurrent Assets:
Equity Method Investment (d)	—	28	—	28
Other Noncurrent Liabilities:
Interest Rate Swap (c)	—	(36)	—	(36)
Total	$—	$(5)	$—	$(5)

	Fair Value Measurements as of September 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(9)	$(9)
Other Noncurrent Assets:
Equity Method Investment (d)	—	40	—	40
Interest Rate Swap	—	2	—	2
Other Noncurrent Liabilities:
Interest Rate Swap	—	(13)	—	(13)
Total	$—	$29	$(9)	$20
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
(c)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of March 31, 2020 for contracts involving the same attributes and maturity dates.
(d)The fair value of equity method investment represents an equity method investment acquired in fiscal 2019 whereby the Company has elected the fair value option under ASC 825, Financial Instruments (“ASC 825”). The valuation is based upon quoted prices in active markets and model-based valuation techniques to determine fair value.
The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2019	$(9)
Additions	—
Reductions	7
Payments	2
Balance at March 31, 2020	$—
The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the asset is written down to its fair value. In addition, an impairment analysis is performed at least annually for goodwill and indefinite-lived intangible assets.

Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three and six months ended March 31, 2020. In addition, there were no observable price changes events that were completed during the three and six months ended March 31, 2020.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2020, the fair value of the Company’s debt was $2.890 billion. Based on the level of interest rates prevailing at September 30, 2019, the fair value of the Company’s debt was $3.080 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.
14. Subsequent Events
On April 3, 2020, Acquisition Corp. entered into an amendment (the “Second Amendment”) to the Revolving Credit Agreement, dated January 31, 2018 (as amended by the amendment dated October 9, 2019), among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s senior secured revolving credit facility (the “Revolving Credit Facility”) with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Second Amendment (among other changes) (i) increases the commitments under the Revolving Credit Facility from an aggregate principal amount of $180 million to an aggregate principal amount of $300 million, (ii) extends the final maturity date of the Revolving Credit Facility from January 31, 2023 to April 3, 2025, (iii) reduces the interest margin applicable to the loans upon achievement of certain leverage ratios based on a leverage-based pricing grid, (iv) reduces the commitment fee based on a leverage-based pricing grid and limits commitment fees to be paid only on unused amounts of commitments, (v) increases the maximum letter of credit exposure permitted under the Revolving Credit Facility from $50 million to $90 million, (vi) increases the springing financial maintenance covenant from a Senior Secured Indebtedness to EBITDA Ratio of 4.75:1.00 to a Senior Secured Indebtedness to EBITDA Ratio of 5.00:1.00 and provides that the covenant shall not be tested unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $105 million, (vii) adds covenant suspension upon achievement of an investment grade rating or a Total Indebtedness to EBITDA Ratio of 3.25:1.00, and (viii) adds certain exceptions and increases certain baskets in connection with Acquisition Corp.’s negative covenants, including those related to the incurrence of indebtedness, liens and restricted payments.

WARNER MUSIC GROUP CORP.
Supplementary Information
Consolidating Financial Statements
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of March 31, 2020 Acquisition Corp. had issued and outstanding the 5.000% Senior Secured Notes due 2023, the 4.125% Senior Secured Notes due 2024, the 4.875% Senior Secured Notes due 2024, the 3.625% Senior Secured Notes due 2026 and the 5.500% Senior Notes due 2026 (together, the “Acquisition Corp. Notes”).
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

Consolidating Balance Sheet (Unaudited)
March 31, 2020

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets
Current assets:
Cash and equivalents	$—	$271	$213	$—	$484	$—	$—	$—	$484
Accounts receivable, net	—	322	441	—	763	—	—	—	763
Inventories	—	11	54	—	65	—	—	—	65
Royalty advances expected to be recouped within one year	—	123	66	—	189	—	—	—	189
Prepaid and other current assets	—	17	65	—	82	—	—	—	82
Total current assets	—	744	839	—	1,583	—	—	—	1,583
Due from (to) parent companies	454	(655)	201	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,293	2,813	—	(5,106)	—	692	692	(1,384)	—
Royalty advances expected to be recouped after one year	—	151	81	—	232	—	—	—	232
Property, plant and equipment, net	—	194	100	—	294	—	—	—	294
Operating lease right-of-use assets, net	—	208	73	—	281	—	—	—	281
Goodwill	—	1,369	392	—	1,761	—	—	—	1,761
Intangible assets subject to amortization, net	—	855	789	—	1,644	—	—	—	1,644
Intangible assets not subject to amortization	—	71	80	—	151	—	—	—	151
Deferred tax assets, net	—	47	8	—	55	—	—	—	55
Other assets	3	92	28	—	123	—	—	—	123
Total assets	$2,750	$5,889	$2,591	$(5,106)	$6,124	$692	$692	$(1,384)	$6,124
Liabilities and Equity
Current liabilities:
Accounts payable	$1	$153	$92	$—	$246	$—	$—	$—	$246
Accrued royalties	—	773	818	—	1,591	—	—	—	1,591
Accrued liabilities	—	367	197	—	564	—	—	—	564
Accrued interest	34	—	—	—	34	—	—	—	34
Operating lease liabilities, current	—	22	17	—	39	—	—	—	39
Deferred revenue	—	56	111	—	167	—	—	—	167
Other current liabilities	—	42	49	—	91	—	—	—	91
Total current liabilities	35	1,413	1,284	—	2,732	—	—	—	2,732
Long-term debt	2,983	—	—	—	2,983	—	—	—	2,983
Operating lease liabilities, noncurrent	—	252	60	—	312	—	—	—	312
Deferred tax liabilities, net	—	—	154	—	154	—	—	—	154
Other noncurrent liabilities	38	95	96	(1)	228	—	—	—	228
Total liabilities	3,056	1,760	1,594	(1)	6,409	—	—	—	6,409
Total Warner Music Group Corp. (deficit) equity	(306)	4,125	980	(5,105)	(306)	692	692	(1,384)	(306)
Noncontrolling interest	—	4	17	—	21	—	—	—	21
Total equity	(306)	4,129	997	(5,105)	(285)	692	692	(1,384)	(285)
Total liabilities and equity	$2,750	$5,889	$2,591	$(5,106)	$6,124	$692	$692	$(1,384)	$6,124

Consolidating Balance Sheet
September 30, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets
Current assets:
Cash and equivalents	$—	$386	$233	$—	$619	$—	$—	$—	$619
Accounts receivable, net	—	334	441	—	775	—	—	—	775
Inventories	—	11	63	—	74	—	—	—	74
Royalty advances expected to be recouped within one year	—	112	58	—	170	—	—	—	170
Prepaid and other current assets	—	12	41	—	53	—	—	—	53
Total current assets	—	855	836	—	1,691	—	—	—	1,691
Due from (to) parent companies	458	(531)	73	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,272	2,567	—	(4,839)	—	878	878	(1,756)	—
Royalty advances expected to be recouped after one year	—	137	71	—	208	—	—	—	208
Property, plant and equipment, net	—	200	100	—	300	—	—	—	300
Goodwill	—	1,370	391	—	1,761	—	—	—	1,761
Intangible assets subject to amortization, net	—	884	839	—	1,723	—	—	—	1,723
Intangible assets not subject to amortization	—	71	80	—	151	—	—	—	151
Deferred tax assets, net	—	30	8	—	38	—	—	—	38
Other assets	7	115	23	—	145	—	—	—	145
Total assets	$2,737	$5,698	$2,421	$(4,839)	$6,017	$878	$878	$(1,756)	$6,017
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$160	$100	$—	$260	$—	$—	$—	$260
Accrued royalties	4	813	750	—	1,567	—	—	—	1,567
Accrued liabilities	—	266	226	—	492	—	—	—	492
Accrued interest	34	—	—	—	34	—	—	—	34
Deferred revenue	—	42	138	—	180	—	—	—	180
Other current liabilities	—	221	65	—	286	—	—	—	286
Total current liabilities	38	1,502	1,279	—	2,819	—	—	—	2,819
Long-term debt	2,974	—	—	—	2,974	—	—	—	2,974
Deferred tax liabilities, net	—	—	172	—	172	—	—	—	172
Other noncurrent liabilities	14	200	107	—	321	—	—	—	321
Total liabilities	3,026	1,702	1,558	—	6,286	—	—	—	6,286
Total Warner Music Group Corp. (deficit) equity	(289)	3,992	847	(4,839)	(289)	878	878	(1,756)	(289)
Noncontrolling interest	—	4	16	—	20	—	—	—	20
Total equity	(289)	3,996	863	(4,839)	(269)	878	878	(1,756)	(269)
Total liabilities and equity	$2,737	$5,698	$2,421	$(4,839)	$6,017	$878	$878	$(1,756)	$6,017

Consolidating Statement of Operations (Unaudited)
For The Three Months Ended March 31, 2020

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenue	$—	$484	$662	$(75)	$1,071	$—	$—	$—	$1,071
Costs and expenses:
Cost of revenue	—	(248)	(369)	82	(535)	—	—	—	(535)
Selling, general and administrative expenses	—	(360)	(171)	(7)	(538)	—	—	—	(538)
Amortization of intangible assets	—	(21)	(26)	—	(47)	—	—	—	(47)
Total costs and expenses	—	(629)	(566)	75	(1,120)	—	—	—	(1,120)
Operating (loss) income	—	(145)	96	—	(49)	—	—	—	(49)
Interest (expense) income, net	(31)	1	(3)	—	(33)	—	—	—	(33)
Equity gains from equity method investments	(46)	62	—	(16)	—	(75)	(75)	150	—
Other (expense) income, net	(9)	3	2	—	(4)	—	—	—	(4)
Income (loss) before income taxes	(86)	(79)	95	(16)	(86)	(75)	(75)	150	(86)
Income tax benefit (expense)	12	20	(19)	(1)	12	—	—	—	12
Net (loss) income	(74)	(59)	76	(17)	(74)	(75)	(75)	150	(74)
Less: Income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—
Net (loss) income attributable to Warner Music Group Corp.	$(74)	$(59)	$76	$(17)	$(74)	$(75)	$(75)	$150	$(74)

Consolidating Statement of Operations (Unaudited)
For The Three Months Ended March 31, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenue	$—	$461	$672	$(43)	$1,090	$—	$—	$—	$1,090
Costs and expenses:
Cost of revenue	—	(214)	(391)	46	(559)	—	—	—	(559)
Selling, general and administrative expenses	—	(186)	(166)	(2)	(354)	—	—	—	(354)
Amortization of intangible assets	—	(25)	(30)	—	(55)	—	—	—	(55)
Total costs and expenses	—	(425)	(587)	44	(968)	—	—	—	(968)
Operating income	—	36	85	1	122	—	—	—	122
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	—
Interest (expense) income, net	(31)	1	(6)	—	(36)	—	—	—	(36)
Equity gains from equity method investments	130	34	—	(164)	—	67	67	(134)	—
Other income (expense), net	16	51	(38)	—	29	—	—	—	29
Income before income taxes	115	122	41	(163)	115	67	67	(134)	115
Income tax expense	(48)	(49)	(26)	75	(48)	—	—	—	(48)
Net income	67	73	15	(88)	67	67	67	(134)	67
Less: Income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—
Net income attributable to Warner Music Group Corp.	$67	$73	$15	$(88)	$67	$67	$67	$(134)	$67

Consolidating Statement of Operations (Unaudited)
For The Six Months Ended March 31, 2020

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenue	$—	$1,058	$1,466	$(197)	$2,327	$—	$—	$—	$2,327
Costs and expenses:
Cost of revenue	—	(555)	(816)	171	(1,200)	—	—	—	(1,200)
Selling, general and administrative expenses	—	(537)	(406)	26	(917)	—	—	—	(917)
Amortization of intangible assets	—	(43)	(51)	—	(94)	—	—	—	(94)
Total costs and expenses	—	(1,135)	(1,273)	197	(2,211)	—	—	—	(2,211)
Operating (loss) income	—	(77)	193	—	116	—	—	—	116
Interest (expense) income, net	(62)	1	(5)	—	(66)	—	—	—	(66)
Equity gains from equity method investments	108	148	—	(256)	—	45	45	(90)	—
Other (expense) income, net	(7)	4	(6)	—	(9)	—	—	—	(9)
Income before income taxes	39	76	182	(256)	41	45	45	(90)	41
Income tax benefit (expense)	7	19	(42)	23	7	—	—	—	7
Net income	46	95	140	(233)	48	45	45	(90)	48
Less: Income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Net income attributable to Warner Music Group Corp.	$46	$95	$138	$(233)	$46	$45	$45	$(90)	$46

Consolidating Statement of Operations (Unaudited)
For The Six Months Ended March 31, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenue	$—	$942	$1,526	$(175)	$2,293	$—	$—	$—	$2,293
Costs and expenses:
Cost of revenue	—	(437)	(896)	148	(1,185)	—	—	—	(1,185)
Selling, general and administrative expenses	—	(375)	(383)	28	(730)	—	—	—	(730)
Amortization of intangible assets	—	(50)	(59)	—	(109)	—	—	—	(109)
Total costs and expenses	—	(862)	(1,338)	176	(2,024)	—	—	—	(2,024)
Operating income	—	80	188	1	269	—	—	—	269
Loss on extinguishment of debt	(3)	—	—	—	(3)	—	—	—	(3)
Interest (expense) income, net	(62)	2	(12)	—	(72)	—	—	—	(72)
Equity gains from equity method investments	302	143	—	(445)	—	153	153	(306)	—
Other income (expense), net	14	70	(27)	—	57	—	—	—	57
Income before income taxes	251	295	149	(444)	251	153	153	(306)	251
Income tax expense	(98)	(94)	(50)	144	(98)	—	—	—	(98)
Net income	153	201	99	(300)	153	153	153	(306)	153
Less: Income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—
Net income attributable to Warner Music Group Corp.	$153	$201	$99	$(300)	$153	$153	$153	$(306)	$153

Consolidating Statement of Comprehensive Income (Unaudited)
For The Three Months Ended March 31, 2020

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(74)	$(59)	$76	$(17)	$(74)	$(75)	$(75)	$150	$(74)
Other comprehensive loss, net of tax:
Foreign currency adjustment	(15)	—	15	(15)	(15)	(15)	(15)	30	(15)
Deferred loss on derivative financial instruments	(23)	—	(23)	23	(23)	(23)	(23)	46	(23)
Other comprehensive loss, net of tax	(38)	—	(8)	8	(38)	(38)	(38)	76	(38)
Total comprehensive (loss) income	(112)	(59)	68	(9)	(112)	(113)	(113)	226	(112)
Less: Income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(112)	$(59)	$68	$(9)	$(112)	$(113)	$(113)	$226	$(112)

Consolidating Statement of Comprehensive Income (Unaudited)
For The Three Months Ended March 31, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income	$67	$73	$15	$(88)	$67	$67	$67	$(134)	$67
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(10)	—	10	(10)	(10)	(13)	(13)	26	(10)
Deferred loss on derivative financial instruments	(3)	—	—	—	(3)	(3)	(3)	6	(3)
Other comprehensive (loss) income, net of tax	(13)	—	10	(10)	(13)	(16)	(16)	32	(13)
Total comprehensive income	54	73	25	(98)	54	51	51	(102)	54
Less: Income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—
Comprehensive income attributable to Warner Music Group Corp.	$54	$73	$25	$(98)	$54	$51	$51	$(102)	$54

Consolidating Statement of Comprehensive Income (Unaudited)
For The Six Months Ended March 31, 2020

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income	$46	$95	$140	$(233)	$48	$45	$45	$(90)	$48
Other comprehensive loss, net of tax:
Foreign currency adjustment	(8)	—	8	(8)	(8)	28	28	(56)	(8)
Deferred loss on derivative financial instruments	(20)	—	(20)	20	(20)	(8)	(8)	16	(20)
Other comprehensive loss, net of tax	(28)	—	(12)	12	(28)	25	25	(50)	(28)
Total comprehensive income	18	95	128	(221)	20	70	70	(140)	20
Less: Income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Comprehensive income attributable to Warner Music Group Corp.	$18	$95	$126	$(221)	$18	$70	$70	$(140)	$18

Consolidating Statement of Comprehensive Income (Unaudited)
For The Six Months Ended March 31, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income	$153	$201	$99	$(300)	$153	$153	$153	$(306)	$153
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(26)	—	26	(26)	(26)	(29)	(29)	58	(26)
Deferred loss on derivative financial instruments	(9)	—	(2)	2	(9)	(9)	(9)	18	(9)
Other comprehensive (loss) income, net of tax	(35)	—	24	(24)	(35)	(38)	(38)	76	(35)
Total comprehensive income	118	201	123	(324)	118	115	115	(230)	118
Less: Income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—
Comprehensive income attributable to Warner Music Group Corp.	$118	$201	$123	$(324)	$118	$115	$115	$(230)	$118

Consolidating Statement of Cash Flows (Unaudited)
For The Six Months Ended March 31, 2020

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities
Net income	$46	$95	$140	$(233)	$48	$45	$45	$(90)	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	74	58	—	132	—	—	—	132
Unrealized gains and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	6	(3)	(10)	—	(7)	—	—	—	(7)
Deferred income taxes	—	—	(31)	—	(31)	—	—	—	(31)
Net loss on investments	—	15	—	—	15	—	—	—	15
Non-cash interest expense	3	—	—	—	3	—	—	—	3
Equity-based compensation expense	—	160	—	—	160	—	—	—	160
Equity gains, including distributions	(108)	(148)	—	256	—	(45)	(45)	90	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	11	(5)	—	6	—	—	—	6
Inventories	—	—	9	—	9	—	—	—	9
Royalty advances	—	(26)	(21)	—	(47)	—	—	—	(47)
Accounts payable and accrued liabilities	—	80	(166)	(23)	(109)	—	—	—	(109)
Royalty payables	—	(42)	80	—	38	—	—	—	38
Accrued interest	—	—	—	—	—	—	—	—	—
Operating lease liabilities	—	(2)	—	—	(2)	—	—	—	(2)
Deferred revenue	—	13	(27)	—	(14)	—	—	—	(14)
Other balance sheet changes	4	(18)	(23)	—	(37)	—	—	—	(37)
Net cash (used in) provided by operating activities	(49)	209	4	—	164	—	—	—	164
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	—	(12)	(6)	—	(18)	—	—	—	(18)
Capital expenditures	—	(18)	(10)	—	(28)	—	—	—	(28)
Investments and acquisitions of businesses, net of cash received	—	(1)	(4)	—	(5)	—	—	—	(5)
Advances from issuer	49	—	—	(49)	—	—	—	—	—
Net cash provided by (used in) investing activities	49	(31)	(20)	(49)	(51)	—	—	—	(51)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	—	(244)	—	—	(244)	—	—	—	(244)
Distribution to noncontrolling interest holder	—	—	(1)	—	(1)	—	—	—	(1)
Change in due (from) to issuer	—	(49)	—	49	—	—	—	—	—
Net cash used in financing activities	—	(293)	(1)	49	(245)	—	—	—	(245)
Effect of exchange rate changes on cash and equivalents	—	—	(3)	—	(3)	—	—	—	(3)
Net decrease in cash and equivalents	—	(115)	(20)	—	(135)	—	—	—	(135)
Cash and equivalents at beginning of period	—	386	233	—	619	—	—	—	619
Cash and equivalents at end of period	$—	$271	$213	$—	$484	$—	$—	$—	$484

Consolidating Statement of Cash Flows (Unaudited)
For The Six Months Ended March 31, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities
Net income	$153	$201	$99	$(300)	$153	$153	$153	$(306)	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	68	69	—	137	—	—	—	137
Unrealized gains and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	(20)	(5)	—	1	(24)	—	—	—	(24)
Deferred income taxes	—	—	27	—	27	—	—	—	27
Loss on extinguishment of debt	3	—	—	—	3	—	—	—	3
Net gain on investments	—	(30)	(2)	—	(32)	—	—	—	(32)
Non-cash interest expense	3	—	—	—	3	—	—	—	3
Equity-based compensation expense	—	14	—	—	14	—	—	—	14
Equity gains, including distributions	(302)	(143)	—	445	—	(153)	(153)	306	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(16)	(74)	—	(90)	—	—	—	(90)
Inventories	—	4	9	—	13	—	—	—	13
Royalty advances	—	(37)	(24)	—	(61)	—	—	—	(61)
Accounts payable and accrued liabilities	—	218	(172)	(146)	(100)	—	—	—	(100)
Royalty payables	6	(93)	133	—	46	—	—	—	46
Accrued interest	1	—	—	—	1	—	—	—	1
Deferred revenue	—	(44)	25	—	(19)	—	—	—	(19)
Other balance sheet changes	4	41	(17)	—	28	—	—	—	28
Net cash (used in) provided by operating activities	(152)	178	73	—	99	—	—	—	99
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(11)	(5)	—	(16)	—	—	—	(16)
Capital expenditures	—	(50)	(9)	—	(59)	—	—	—	(59)
Investments and acquisitions of businesses, net of cash received	—	(26)	(192)	—	(218)	—	—	—	(218)
Proceeds from the sale of investments	—	—	—	—	—	—	—	—	—
Advances from issuer	(24)	—	—	24	—	—	—	—	—
Net cash used in investing activities	(24)	(87)	(206)	24	(293)	—	—	—	(293)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	—	(31)	—	—	(31)	—	—	—	(31)
Proceeds from issuance of Acquisition Corp. 3.625% Senior Notes due 2026	287	—	—	—	287	—	—	—	287
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	(40)	—	—	—	(40)	—	—	—	(40)
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	(30)	—	—	—	(30)	—	—	—	(30)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(27)	—	—	—	(27)	—	—	—	(27)
Call premiums paid on and redemption deposit for early redemption of debt	(2)	—	—	—	(2)	—	—	—	(2)
Deferred financing costs paid	(4)	—	—	—	(4)	—	—	—	(4)
Distribution to noncontrolling interest holder	—	(1)	(1)	—	(2)	—	—	—	(2)
Change in due to (from) issuer	—	24	—	(24)	—	—	—	—	—
Net cash provided by (used in) financing activities	184	(8)	(1)	(24)	151	—	—	—	151
Effect of exchange rate changes on cash and equivalents	—	—	(1)	—	(1)	—	—	—	(1)
Net increase (decrease) in cash and equivalents	8	83	(135)	—	(44)	—	—	—	(44)
Cash and equivalents at beginning of period	—	169	345	—	514	—	—	—	514
Cash and equivalents at end of period	$8	$252	$210	$—	$470	$—	$—	$—	$470

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 (the “Quarterly Report”).
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
•risks related to our Senior Management Free Cash Flow Plan (the “Plan”), including the extent of any future non-cash charge(s) associated with share-based compensation costs related to the Plan;

•risks related to the effects of natural or man-made disasters, including pandemics such as COVID-19; and
•risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
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
On February 6, 2020, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission (the “SEC”) for an initial public offering (“IPO”). The completion of the proposed IPO will depend on, among other things, the SEC review process and customary regulatory approvals, as well as market conditions. There can be no assurance that the proposed IPO will occur.
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
•Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2020 and March 31, 2019. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2020 and March 31, 2019, as well as a discussion of our financial condition and liquidity as of March 31, 2020. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.
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
In addition to our music being sold in physical retail outlets, our music is also sold in physical form to online physical retailers, such as Amazon.com, barnesandnoble.com and bestbuy.com, and distributed in digital form to an expanded universe of digital partners, including streaming services such as those of Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group and YouTube, radio services such as iHeart Radio and SiriusXM and download services.

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
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles with operations in over 70 countries through various subsidiaries, affiliates and non-affiliated licensees and sub-publishers. We own or control rights to more than 1.4 million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 80,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner

Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
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
Factors Affecting Results of Operations and Comparability
COVID-19 Pandemic
In January 2020, a new strain of coronavirus, COVID-19, was identified in Wuhan, China. On March 11, 2020, the World Health Organization declared a global pandemic. The global pandemic and governmental responses thereto have disrupted physical and manufacturing supply chains and required the closures of physical retailers, resulting in declines in our physical revenue streams. Additionally, the requirement that people stay in their homes has impacted our business in other ways, such as, making it impossible to hold live concert tours, adversely impacting our concert promotion business and the sale of merchandise, delaying the release of new recordings and disrupting the production and release of motion pictures and television programs, which has negatively affected licensing revenue in our Recorded Music business and synchronization revenue in our Music Publishing business. Our results of operations, cash flows and financial condition at and for the three and six months ended March 31, 2020 were adversely affected by the global pandemic. In addition to the impact resulting from the business disruption, the Company recognized one-time charges of $13 million impacting OIBDA and a total of $18 million impacting net income for the three and six months ended March 31, 2020.
Senior Management Free Cash Flow Plan
Our results of operations can be adversely affected by the Senior Management Free Cash Flow Plan (the “Plan”), which pays annual bonuses to certain executives based on our free cash flow and offers participants the opportunity to share in appreciation of the value of our common stock. The extent of the benefits awarded under the Plan is affected by our operating results and the valuation or trading price of our common stock and, as such, to the extent that either or both fluctuates, the value of the award may increase or decrease materially, which could affect our cash flows and results of operations. We incurred charges associated with our Senior Management Free Cash Flow Plan of $169 million and $5 million for the three months ended March 31, 2020 and March 31, 2019, respectively, based on the currently estimated value of the Company. We incurred charges of $167 million and $22 million for the six months ended March 31, 2020 and March 31, 2019, respectively.
Other Business Models to Drive Incremental Revenue
Artist Services and Expanded-Rights Deals
As the recorded music industry has continued to transition to a business model through which the majority of revenues are generated from streaming, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we also participate in the recording artist’s revenue streams, in addition to recorded music sales, such as touring, merchandising and sponsorships. In addition to signing recording artists to expanded-rights deals, we have continued to make strategic investments to expand our Recorded Music business and open up new opportunities for our recording artists. Artist services and expanded-rights recorded music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 11% and 13% of our total revenues for the three and six months ended March 31, 2020, respectively. Artist services and expanded-rights revenue will fluctuate from period to period depending upon recording artists’ touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly as well. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as management and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while revenue under our expanded-rights deals and revenue from some of our artist services businesses such as merchandising tend to be lower margin than our traditional revenue streams in our Recorded Music business.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Revenue by Type
Digital	$626	$597	$29	5%
Physical	94	130	(36)	-28%
Total Digital and Physical	720	727	(7)	-1%
Artist services and expanded-rights	115	134	(19)	-14%
Licensing	72	72	—	—%
Total Recorded Music	907	933	(26)	-3%
Performance	41	46	(5)	-11%
Digital	74	65	9	14%
Mechanical	15	13	2	15%
Synchronization	34	31	3	10%
Other	2	3	(1)	-33%
Total Music Publishing	166	158	8	5%
Intersegment eliminations	(2)	(1)	(1)	100%
Total Revenues	$1,071	$1,090	$(19)	-2%
Revenue by Geographical Location
U.S. Recorded Music	$380	$410	$(30)	-7%
U.S. Music Publishing	87	75	12	16%
Total U.S.	467	485	(18)	-4%
International Recorded Music	527	523	4	1%
International Music Publishing	79	83	(4)	-5%
Total International	606	606	—	—%
Intersegment eliminations	(2)	(1)	(1)	100%
Total Revenues	$1,071	$1,090	$(19)	-2%
Total Revenues
Total revenues decreased by $19 million, or 2%, to $1,071 million for the three months ended March 31, 2020 from $1,090 million for the three months ended March 31, 2019. The decrease includes $16 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 85% and 15% of total revenue for the three months ended March 31, 2020. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 86% and 14% of total revenue for the three months ended March 31, 2019. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenues for both the three months ended March 31, 2020 and March 31, 2019, respectively.

Total digital revenues after intersegment eliminations increased by $38 million, or 6%, to $699 million for the three months ended March 31, 2020 from $661 million for the three months ended March 31, 2019. Total digital revenues represented 65% and 61% of consolidated revenues for the three months ended March 31, 2020 and March 31, 2019, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2020 were comprised of U.S. revenues of $351 million and international revenues of $349 million, or 50% of total digital revenues for each of U.S and international revenues. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2019 were comprised of U.S. revenues of $355 million and international revenues of $307 million, or 54% and 46% of total digital revenues, respectively.
Recorded Music revenues decreased by $26 million, or 3%, to $907 million for the three months ended March 31, 2020 from $933 million for the three months ended March 31, 2019. The decrease includes $12 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $380 million and $410 million, or 42% and 44%, of consolidated Recorded Music revenues for the three months ended March 31, 2020 and March 31, 2019, respectively. International Recorded Music revenues were $527 million and $523 million, or 58% and 56%, of consolidated Recorded Music revenues for the three months ended March 31, 2020 and March 31, 2019, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in physical and artist services and expanded-rights revenue, partially offset by increases in digital revenue. Physical revenue decreased by $36 million primarily due to the continued shift from physical revenue to digital revenue, timing of releases and carryover success in the prior-year quarter, and lower physical sales due to the impact of COVID-19. Artist services and expanded-rights revenue decreased by $19 million primarily due to timing of touring activity and the impact of COVID-19, which resulted in tour postponements and decreased merchandising revenues. Partially offsetting these decreases was an increase of digital revenue by $29 million as a result of the continued growth in streaming services and new releases, which include Dua Lipa as well as carryover success from Roddy Ricch, Tones and I, and Ed Sheeran. Revenue from streaming services grew by $49 million to $586 million for the three months ended March 31, 2020 from $537 million for the three months ended March 31, 2019, which includes the impact of a one-time digital streaming license in the prior-year quarter. Digital revenue growth was partially offset by decreases in digital download and other digital declines of $20 million to $40 million for the three months ended March 31, 2020 from $60 million for the three months ended March 31, 2019 due to the continued shift to streaming services. Digital revenue was not materially impacted by COVID-19 in the quarter.
Music Publishing revenues increased by $8 million, or 5%, to $166 million for the three months ended March 31, 2020 from $158 million for the three months ended March 31, 2019. U.S. Music Publishing revenues were $87 million and $75 million, or 52% and 47%, of consolidated Music Publishing revenues for the three months ended March 31, 2020 and March 31, 2019, respectively. International Music Publishing revenues were $79 million and $83 million or 48% and 53%, of consolidated Music Publishing revenues for the three months ended March 31, 2020 and March 31, 2019, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $9 million, synchronization revenue of $3 million and mechanical revenue of $2 million, partially offset by decreases in performance revenue of $5 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services. The increase in synchronization revenue is attributable to higher TV and commercial income. The increase in mechanical revenue is due to timing of distributions. The decline in performance revenue is driven by the impact from COVID-19 and timing distributions.
Revenue by Geographical Location
U.S. revenue decreased by $18 million, or 4%, to $467 million for the three months ended March 31, 2020 from $485 million for the three months ended March 31, 2019. U.S. Recorded Music revenue decreased by $30 million, or 7%. The primary driver was the $14 million decrease in U.S. Recorded Music digital revenue, primarily driven by the impact of a one-time digital streaming license in the prior-year quarter. Additionally, there was a decrease of U.S. Recorded Music physical revenue of $10 million driven by general market decline, impact of COVID-19 and timing of releases as well as a decrease of U.S. Recorded Music artist services and expanded-rights revenue of $7 million primarily due to the impact of COVID-19. Partially offsetting U.S. Recorded Music declines was an increase in U.S. Music Publishing revenue of $12 million, or 16%, to $87 million for the three months ended March 31, 2020 from $75 million for the three months ended March 31, 2019. This was primarily driven by the increase in U.S. Music Publishing of $10 million in digital revenue due to the continued growth in streaming services and the increase in synchronization revenue of $2 million due to higher TV and commercial income.

International revenue was $606 million for both the three months ended March 31, 2020 and March 31, 2019. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $16 million or 3%. International Recorded Music revenue increased by $4 million primarily due to increases in digital revenue of $43 million, partially offset by decreases in physical revenue of $26 million and artist services and expanded-rights revenue of $12 million. The increase in International Recorded Music digital revenue was due to continued growth in streaming services internationally, partially offset by a decline in digital downloads. International Recorded Music physical revenue decreased by $26 million due to the continued shift from physical revenue to digital revenue, impact of COVID-19, timing of releases and carryover success in the prior-year quarter. International Recorded Music artist services and expanded-rights revenue decreased by $12 million primarily due to the impact of COVID-19, which resulted in tour postponements and decreased merchandising revenues. International Music Publishing revenue decreased from the prior-year quarter by $4 million to $79 million for the three months ended March 31, 2020. This was primarily driven by decreases in performance revenue of $6 million primarily due to the impact of COVID-19 and timing of distributions, partially offset by an increase in mechanical revenue of $2 million.
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$360	$373	$(13)	-3%
Product costs	175	186	(11)	-6%
Total cost of revenues	$535	$559	$(24)	-4%
Artist and repertoire costs decreased by $13 million, to $360 million for the three months ended March 31, 2020 from $373 million for the three months ended March 31, 2019. Artist and repertoire costs as a percentage of revenue remained constant at 34% for both the three months ended March 31, 2020 and March 31, 2019.
Product costs decreased by $11 million, to $175 million for the three months ended March 31, 2020 from $186 million for the three months ended March 31, 2019. Product costs as a percentage of revenue decreased to 16% for the three months ended March 31, 2020 from 17% for the three months ended March 31, 2019. Decreases in product costs relate to revenue mix and favorable foreign currency exchange rates.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$351	$171	$180	—%
Selling and marketing expense	166	157	9	6%
Distribution expense	21	26	(5)	-19%
Total selling, general and administrative expense	$538	$354	$184	52%
______________________________________
(1)Includes depreciation expense of $14 million for both the three months ended March 31, 2020 and March 31, 2019.
Total selling, general and administrative expense increased by $184 million, or 52%, to $538 million for the three months ended March 31, 2020 from $354 million for the three months ended March 31, 2019. Expressed as a percentage of revenue, selling, general and administrative expense increased to 50% for the three months ended March 31, 2020 from 33% for the three months ended March 31, 2019. This is primarily due to the increased expense associated with our Senior Management Free Cash Flow Plan of $164 million. Excluding the expense associated with our Senior Management Free Cash Flow Plan, selling, general and administrative expense as a percentage of revenue increased to 34% for the three months ended March 31, 2020 from 32% for the three months ended March 31, 2019.

General and administrative expense increased by $180 million to $351 million for the three months ended March 31, 2020 from $171 million for the three months ended March 31, 2019. The increase in general and administrative expense was mainly due to higher expense associated with our Senior Management Free Cash Flow Plan of $164 million, increases in legal and consulting costs related to the proposed IPO of $4 million, increases in bad debt provisions of $3 million associated with COVID-19 related physical distribution business disruptions and higher transformation initiatives costs of $10 million. Expressed as a percentage of revenue, general and administrative expense increased to 33% for the three months ended March 31, 2020 from 16% for the three months ended March 31, 2019. Excluding the expense associated with our Senior Management Free Cash Flow Plan, general and administrative expense as a percentage of revenue increased to 17% for the three months ended March 31, 2020 from 15% for the three months ended March 31, 2019 due to the factors described above.
Selling and marketing expense increased by $9 million, or 6%, to $166 million for the three months ended March 31, 2020 from $157 million for the three months ended March 31, 2019. The increase in selling and marketing expense was primarily due to increased spending on new releases and developing artists. Expressed as a percentage of revenue, selling and marketing expense increased to 15% for the three months ended March 31, 2020 from 14% for the three months ended March 31, 2019 due to the factors described above.
Distribution expense was $21 million for the three months ended March 31, 2020 and $26 million for the three months ended March 31, 2019. Expressed as a percentage of revenue, distribution expense was 2% for both the three months ended March 31, 2020 and March 31, 2019.
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

	For the Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Net (loss) income attributable to Warner Music Group Corp.	$(74)	$67	$(141)	—%
Income attributable to noncontrolling interest	—	—	—	—%
Net (loss) income	(74)	67	(141)	—%
Income tax (benefit) expense	(12)	48	(60)	—%
(Loss) income before income taxes	(86)	115	(201)	—%
Other expense (income)	4	(29)	33	—%
Interest expense, net	33	36	(3)	-8%
Operating (loss) income	(49)	122	(171)	—%
Amortization expense	47	55	(8)	-15%
Depreciation expense	14	14	—	—%
OIBDA	$12	$191	$(179)	-94%
OIBDA
OIBDA decreased by $179 million, or 94%, to $12 million for the three months ended March 31, 2020 as compared to $191 million for the three months ended March 31, 2019 as a result of lower revenues and higher expense associated with our Senior Management Free Cash Flow Plan. Expressed as a percentage of total revenue, OIBDA margin decreased to 1% for the three months ended March 31, 2020 from 18% for the three months ended March 31, 2019. Excluding the expense associated with our Senior Management Free Cash Flow Plan, as a percentage of total revenue, OIBDA margin decreased to 17% for the three months ended March 31, 2020 from 18% for the three months ended March 31, 2019 due to revenue mix.
Amortization expense
Our amortization expense decreased by $8 million, or 15%, to $47 million for the three months ended March 31, 2020 from $55 million for the three months ended March 31, 2019. The decrease is primarily due to certain intangible assets becoming fully amortized.

Operating (loss) income
Our operating (loss) income decreased by $171 million to $49 million for the three months ended March 31, 2020 from operating income of $122 million for the three months ended March 31, 2019. The decrease in operating income was due to the factors that led to the decrease in OIBDA.
Interest expense, net
Our interest expense, net, decreased to $33 million for the three months ended March 31, 2020 from $36 million for the three months ended March 31, 2019 due to a decline in LIBOR rates as well as lower interest rates resulting from the redemption of the 5.625% Senior Secured Notes and issuance of the 3.625% Senior Secured Notes.
Other expense (income), net
Other expense (income), net, for the three months ended March 31, 2020 primarily includes unrealized losses of $10 million on the mark-to-market of an equity method investment and a $5 million loss on investments, partially offset by foreign currency gains on our Euro-denominated debt of $6 million. This compares to an unrealized gain of $15 million on the mark-to-market of an equity method investment, foreign currency gains on our Euro-denominated debt of $10 million and currency exchange gains on our intercompany loans of $5 million for the three months ended March 31, 2019.
Income tax (benefit) expense
Our income tax expense decreased by $60 million to a tax benefit of $12 million for the three months ended March 31, 2020 from $48 million of tax expense for the three months ended March 31, 2019. The change of $60 million in income tax expense primarily relates to lower pre-tax income in the three months ended March 31, 2020.
Net (loss) income
Net (loss) income decreased by $141 million to $74 million for the three months ended March 31, 2020 from net income of $67 million for the three months ended March 31, 2019 as a result of the factors described above.
Noncontrolling interest
There was no income attributable to noncontrolling interest for both the three months ended March 31, 2020 and March 31, 2019.

Business Segment Results
Revenue, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Recorded Music
Revenues	$907	$933	$(26)	-3%
Operating income	36	134	(98)	-73%
OIBDA	76	180	(104)	-58%
Music Publishing
Revenues	166	158	8	5%
Operating income	30	27	3	11%
OIBDA	48	47	1	2%
Corporate expenses and eliminations
Revenue eliminations	(2)	(1)	(1)	100%
Operating loss	(115)	(39)	(76)	—%
OIBDA loss	(112)	(36)	(76)	—%
Total
Revenues	1,071	1,090	(19)	-2%
Operating (loss) income	(49)	122	(171)	—%
OIBDA	12	191	(179)	-94%
Recorded Music
Revenues
Recorded Music revenue decreased by $26 million, or 3%, to $907 million for the three months ended March 31, 2020 from $933 million for the three months ended March 31, 2019. U.S. Recorded Music revenues were $380 million and $410 million, or 42% and 44%, of consolidated Recorded Music revenues for the three months ended March 31, 2020 and March 31, 2019, respectively. International Recorded Music revenues were $527 million and $523 million, or 58% and 56%, of consolidated Recorded Music revenues for both the three months ended March 31, 2020 and March 31, 2019, respectively.
The overall decrease in Recorded Music revenue was mainly driven by decreases in physical and artist services and expanded-rights revenue, partially offset by increases in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$264	$280	$(16)	-6%
Product costs	175	186	(11)	-6%
Total cost of revenues	$439	$466	$(27)	-6%
Recorded Music cost of revenues decreased by $27 million, or 6%, to $439 million for the three months ended March 31, 2020 from $466 million for the three months ended March 31, 2019. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 29% for the three months ended March 31, 2020 from 30% for the three months ended March 31, 2019. The decrease is primarily attributable to lower artists related costs, including a decrease in spending resulting from the impact of COVID-19. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs decreased to 19% for the three months ended March 31, 2020 from 20% for the three months ended March 31, 2019. The decrease in product costs relates to revenue mix and favorable foreign currency exchange rates.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$219	$117	$102	87%
Selling and marketing expense	162	153	9	6%
Distribution expense	21	26	(5)	-19%
Total selling, general and administrative expense	$402	$296	$106	36%
______________________________________
(1)Includes depreciation expense of $10 million and $9 million for the three months ended March 31, 2020 and for the three months ended March 31, 2019, respectively.
Recorded Music selling, general and administrative expense increased by $106 million, or 36%, to $402 million for the three months ended March 31, 2020 from $296 million for the three months ended March 31, 2019. The increase in general and administrative expense was primarily due to higher expense associated with our Senior Management Free Cash Flow Plan of $99 million and increases in bad debt provisions of $3 million associated with COVID-19 related physical distribution business disruptions. The increase in selling and marketing expense was primarily due to increased spending on new releases and developing artists. The decrease in distribution expense was primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 44% for the three months ended March 31, 2020 from 32% for the three months ended March 31, 2019. Excluding the expense associated with our Senior Management Free Cash Flow Plan, selling, general and administrative expense as a percentage of Recorded Music revenue increased to 33% for the three months ended March 31, 2020 from 31% for the three months ended March 31, 2019 due to the factors described above.
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Operating income	$36	$134	$(98)	-73%
Depreciation and amortization	40	46	(6)	-13%
OIBDA	$76	$180	$(104)	-58%
Recorded Music OIBDA decreased by $104 million, or 58%, to $76 million for the three months ended March 31, 2020 from $180 million for the three months ended March 31, 2019 as a result of lower revenues and higher expense associated with our Senior Management Free Cash Flow Plan. Excluding the expense associated with our Senior Management Free Cash Flow Plan, Recorded Music OIBDA decreased by $5 million, or 3%, for the three months ended March 31, 2020. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin decreased to 8% for the three months ended March 31, 2020 from 19% for the three months ended March 31, 2019. Excluding the expense associated with our Senior Management Free Cash Flow Plan, OIBDA, as a percentage of Recorded Music revenue, was 20% for both the three months ended March 31, 2020 and the three months ended March 31, 2019.
Recorded Music operating income decreased by $98 million to $36 million for the three months ended March 31, 2020 from $134 million for the three months ended March 31, 2019. Excluding the expense associated with our Senior Management Free Cash Flow Plan, operating income increased by $1 million to $138 million for the three months ended March 31, 2020 from $137 million for the three months ended March 31, 2019.
Music Publishing
Revenues
Music Publishing revenues increased by $8 million, or 5%, to $166 million for the three months ended March 31, 2020 from $158 million for the three months ended March 31, 2019. U.S. Music Publishing revenues were $87 million and $75 million, or 52% and 47%, of consolidated Music Publishing revenues for the three months ended March 31, 2020 and March 31, 2019, respectively. International Music Publishing revenues were $79 million and $83 million, or 48% and 53%, of consolidated Music Publishing revenues for the three months ended March 31, 2020 and March 31, 2019, respectively.

The overall increase in Music Publishing revenue was mainly driven by streaming revenue growth and higher synchronization and mechanical, partially offset by lower performance revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$98	$94	$4	4%
Total cost of revenues	$98	$94	$4	4%
Music Publishing cost of revenues increased by $4 million, or 4%, to $98 million for the three months ended March 31, 2020 from $94 million for the three months ended March 31, 2019. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 59% for the three months ended March 31, 2020 from 60% for the three months ended March 31, 2019. This decrease is primarily attributable to higher revenue during the quarter.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$21	$19	$2	11%
Selling and marketing expense	—	—	—	—%
Total selling, general and administrative expense	$21	$19	$2	11%
______________________________________
(1)Includes depreciation expense of $1 million and $2 million for the three months ended March 31, 2020 and the three months ended March 31, 2019, respectively.
Music Publishing selling, general and administrative expense increased to $21 million for the three months ended March 31, 2020 from $19 million for the three months ended March 31, 2019. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 13% for the three months ended March 31, 2020 from 12% for the three months ended March 31, 2019 due to higher employee-related and restructuring costs.
Operating income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Operating income	$30	$27	$3	11%
Depreciation and amortization	18	20	(2)	-10%
OIBDA	$48	$47	$1	2%
Music Publishing OIBDA increased by $1 million, or 2%, to $48 million for the three months ended March 31, 2020 from $47 million for the three months ended March 31, 2019. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin decreased to 29% for the three months ended March 31, 2020 from 30% for the three months ended March 31, 2019. The decrease was primarily due to higher general and administrative expenses as a percentage of revenue.
Music Publishing operating income increased by $3 million to $30 million for the three months ended March 31, 2020 from $27 million operating income for the three months ended March 31, 2019 due to increased revenues and lower amortization expense, partially offset by higher artist and repertoire and general and administrative costs.

Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $76 million for the three months ended March 31, 2020 to $115 million from $39 million for the three months ended March 31, 2019, which primarily includes an increase of $65 million in variable compensation associated with our Senior Management Free Cash Flow Plan as well as higher costs related to transformation initiatives of $10 million.
Our OIBDA loss from corporate expenses and eliminations increased by $76 million for the three months ended March 31, 2020 to $112 million from $36 million for the three months ended March 31, 2019 due to the operating loss factors noted above.

RESULTS OF OPERATIONS
Six Months Ended March 31, 2020 Compared with Six Months Ended March 31, 2019
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Revenue by Type
Digital	$1,259	$1,160	$99	9%
Physical	278	361	(83)	-23%
Total Digital and Physical	1,537	1,521	16	1%
Artist services and expanded-rights	303	300	3	1%
Licensing	151	153	(2)	-1%
Total Recorded Music	1,991	1,974	17	1%
Performance	87	99	(12)	-12%
Digital	147	130	17	13%
Mechanical	30	28	2	7%
Synchronization	70	60	10	17%
Other	5	6	(1)	-17%
Total Music Publishing	339	323	16	5%
Intersegment eliminations	(3)	(4)	1	-25%
Total Revenues	$2,327	$2,293	$34	1%
Revenue by Geographical Location
U.S. Recorded Music	$833	$841	$(8)	-1%
U.S. Music Publishing	168	148	20	14%
Total U.S.	1,001	989	12	1%
International Recorded Music	1,158	1,133	25	2%
International Music Publishing	171	175	(4)	-2%
Total International	1,329	1,308	21	2%
Intersegment eliminations	(3)	(4)	1	-25%
Total Revenues	$2,327	$2,293	$34	1%
Total Revenues
Total revenues increased by $34 million, or 1%, to $2,327 million for the six months ended March 31, 2020 from $2,293 million for the six months ended March 31, 2019. The increase includes $28 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 85% and 15% of total revenues for the six months ended March 31, 2020, respectively, and 86% and 14% of total revenues for the six months ended March 31, 2019, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenue for both the six months ended March 31, 2020 and March 31, 2019, respectively.
Total digital revenues after intersegment eliminations increased by $117 million, or 9%, to $1,405 million for the six months ended March 31, 2020 from $1,288 million for the six months ended March 31, 2019. Total digital revenues represented 60% and 56% of consolidated revenues for the six months ended March 31, 2020 and March 31, 2019, respectively. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2020 were comprised of U.S. revenues of $731 million and international revenues of $675 million, or 52% and 48% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2019 were comprised of U.S. revenues of $685 million and international revenues of $605 million, or 53% and 47% of total digital revenues, respectively.

Recorded Music revenues increased by $17 million, or 1%, to $1,991 million for the six months ended March 31, 2020 from $1,974 million for the six months ended March 31, 2019. The increase includes $22 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $833 million and $841 million, or 42% and 43%, of consolidated Recorded Music revenues for the six months ended March 31, 2020 and March 31, 2019, respectively. International Recorded Music revenues were $1,158 million and $1,133 million, or 58% and 57%, of consolidated Recorded Music revenues for the six months ended March 31, 2020 and March 31, 2019, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital revenue and artist services and expanded-rights revenue, partially offset by decreases in physical revenue and licensing revenue. Digital revenue increased by $99 million as a result of the continued growth in streaming services and strength of releases, which included new releases from Roddy Ricch and YoungBoy Never Broke Again as well as carryover success from Ed Sheeran, Tones and I and Lizzo. Revenue from streaming services grew by $136 million to $1,175 million for the six months ended March 31, 2020 from $1,039 million for the six months ended March 31, 2019. Digital revenue growth was partially offset by digital download and other digital declines of $37 million to $84 million for the six months ended March 31, 2020 from $121 million for the six months ended March 31, 2019 due to the continued shift to streaming services. Artist services and expanded-rights revenue increased by $3 million primarily due to higher advertising revenues and timing of tours in France, partially offset by the impact of COVID-19, which resulted in tour postponements and decreased merchandising revenues. Physical revenue decreased by $83 million primarily due to the continued shift from physical revenue to digital revenue, timing of releases and prior-year success of Johnny Hallyday. Licensing revenue decreased by $2 million primarily related to unfavorable foreign exchange rates.
Music Publishing revenues increased by $16 million, or 5%, to $339 million for the six months ended March 31, 2020 from $323 million for the six months ended March 31, 2019. U.S. Music Publishing revenues were $168 million and $148 million, or 50% and 46%, of consolidated Music Publishing revenues for the six months ended March 31, 2020 and March 31, 2019, respectively. International Music Publishing revenues were $171 million and $175 million, or 50% and 54%, of Music Publishing revenues for the six months ended March 31, 2020 and March 31, 2019, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $17 million and synchronization revenue of $10 million, partially offset by decreases in performance revenue of $12 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services. The increase in synchronization revenue is attributable to higher TV and commercial income. The decline in performance revenue is driven by timing of distributions and the impact of COVID-19.
Revenue by Geographical Location
U.S. revenue increased by $12 million, or 1%, to $1,001 million for the six months ended March 31, 2020 from $989 million for the six months ended March 31, 2019. U.S. Recorded Music revenue decreased by $8 million, or 1%. The primary driver was the decrease in U.S. Recorded Music physical revenue, which decreased by $35 million driven by general market decline and timing of releases. Partially offsetting this decrease was an increase of U.S. Recorded Music digital revenue for $29 million driven by the continued growth in streaming services. Streaming revenue increased by $49 million, partially offset by $20 million of digital download and other digital declines. U.S. Music Publishing revenue increased by $20 million to $168 million for the six months ended March 31, 2020 from $148 million for the six months ended March 31, 2019. This was primarily driven by the increase in U.S. Music Publishing of $17 million in digital revenue due to the continued growth in streaming services and the increase in synchronization revenue of $5 million due to higher TV and commercial income, partially offset by decreases in performance revenue of $1 million.
International revenue increased by $21 million, or 2%, to $1,329 million for the six months ended March 31, 2020 from $1,308 million for the six months ended March 31, 2019. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $49 million or 4%. International Recorded Music revenue increased by $25 million primarily due to increases in digital revenue of $70 million and artist services and expanded-rights revenue of $12 million, partially offset by decreases in physical revenue of $48 million and licensing revenue of $9 million. The increase in International Recorded Music digital revenue was due to continued growth in streaming services internationally, partially offset by a decline in digital downloads. International Recorded Music artist services and expanded-rights revenue increased by $12 million due to higher merchandising revenues and timing of tours in France, partially offset by the impact of COVID-19, which resulted in tour postponements. International Recorded Music physical revenue decreased by $48 million due to the continued shift from physical revenue to digital revenue, timing of releases and the prior-year physical success of Johnny Hallyday. International Recorded Music licensing revenue decreased by $9 million primarily related to unfavorable foreign currency exchange rates and higher broadcast fees in the prior year. International Music Publishing revenue decreased by $4 million, or 2%, to $171 million for the six months ended March 31, 2020 from $175 million for the six months ended March 31, 2019. This was primarily driven by decreases in performance revenue of $11 million due to timing of distribution and the impact of COVID-19, partially offset by increases in synchronization revenue of $5 million due to higher TV and commercial income and mechanical revenue of $2 million.

Our cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$771	$773	$(2)	—%
Product costs	429	412	17	4%
Total cost of revenues	$1,200	$1,185	$15	1%
Artist and repertoire costs decreased by $2 million, to $771 million for the six months ended March 31, 2020 from $773 million for the six months ended March 31, 2019. Artist and repertoire costs as a percentage of revenue decreased to 33% for the six months ended March 31, 2020 from 34% for the six months ended March 31, 2019. Decreases in artist and repertoire costs relate to lower artist-related costs, including a decrease in spending resulting from the impact of COVID-19.
Product costs increased by $17 million, to $429 million for the six months ended March 31, 2020 from $412 million for the six months ended March 31, 2019. Product costs as a percentage of revenue remained constant at 18% for the six months ended March 31, 2020 and March 31, 2019.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$523	$351	$172	49%
Selling and marketing expense	339	317	22	7%
Distribution expense	55	62	(7)	-11%
Total selling, general and administrative expense	$917	$730	$187	26%
______________________________________
(1)Includes depreciation expense of $38 million and $28 million for the six months ended March 31, 2020 and March 31, 2019, respectively.
Total selling, general and administrative expense increased by $187 million, or 26%, to $917 million for the six months ended March 31, 2020 from $730 million for the six months ended March 31, 2019. Expressed as a percentage of revenue, selling, general and administrative expense increased to 39% for the six months ended March 31, 2020 from 32% for the six months ended March 31, 2019. This is primarily due to the increased expense associated with our Senior Management Free Cash Flow Plan of $145 million and a one-time charge within depreciation expense of $10 million. Excluding the expense associated with our Senior Management Free Cash Flow Plan and one-time charge within depreciation expense, selling, general and administrative expense as a percentage of revenue increased to 32% for the six months ended March 31, 2020 from 31% for the six months ended March 31, 2019.
General and administrative expense increased by $172 million, or 49%, to $523 million for the six months ended March 31, 2020 from $351 million for the six months ended March 31, 2019. The increase in general and administrative expense was mainly due to higher expense associated with our Senior Management Free Cash Flow Plan of $145 million, a one-time charge within depreciation expense of $10 million, increases in legal and consulting costs related to the proposed IPO, increases in bad debt provisions of $3 million associated with COVID-19 related physical distribution business disruptions and costs associated with transformation initiatives of $17 million. Expressed as a percentage of revenue, general and administrative expense increased to 23% for the six months ended March 31, 2020 from 15% for the six months ended March 31, 2019. Excluding the expense associated with our Senior Management Free Cash Flow Plan and the one-time charge within depreciation expense, general and administrative expense as a percentage of revenue increased to 15% for the six months ended March 31, 2020 from 14% for the six months ended March 31, 2019 due to the factors described above.
Selling and marketing expense increased by $22 million, or 7%, to $339 million for the six months ended March 31, 2020 from $317 million for the six months ended March 31, 2019. The increase in selling and marketing expense was primarily due to increased variable marketing expense on higher revenue and increased spending on new releases and developing artists. Expressed as a percentage of revenue, selling and marketing expense increased to 15% for the six months ended March 31, 2020 from 14% for the six months ended March 31, 2019 due to the factors described above.

Distribution expense was $55 million for the six months ended March 31, 2020 and $62 million for the six months ended March 31, 2019. Expressed as a percentage of revenue, distribution expense decreased to 2% for the six months ended March 31, 2020 from 3% for the six months ended March 31, 2019. The decrease in distribution costs is due to revenue mix.
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

	For the Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$46	$153	$(107)	-70%
Income attributable to noncontrolling interest	2	—	2	—%
Net income	48	153	(105)	-69%
Income tax (benefit) expense	(7)	98	(105)	—%
Income before income taxes	41	251	(210)	-84%
Other expense (income)	9	(57)	66	—%
Interest expense, net	66	72	(6)	-8%
Loss on extinguishment of debt	—	3	(3)	-100%
Operating income	116	269	(153)	-57%
Amortization expense	94	109	(15)	-14%
Depreciation expense	38	28	10	36%
OIBDA	$248	$406	$(158)	-39%
OIBDA
OIBDA decreased by $158 million, or 39%, to $248 million for the six months ended March 31, 2020 as compared to $406 million for the six months ended March 31, 2019 as a result of higher selling, general and administrative expenses. Expressed as a percentage of total revenue, OIBDA margin decreased to 11% for the six months ended March 31, 2020 from 18% for the six months ended March 31, 2019. Excluding the expense associated with our Senior Management Free Cash Flow Plan, as a percentage of total revenue, OIBDA margin decreased to 18% for the six months ended March 31, 2020 from 19% for the six months ended March 31, 2019 due to the factors previously discussed.
Amortization expense
Our amortization expense decreased by $15 million, or 14%, to $94 million for the six months ended March 31, 2020 from $109 million for the six months ended March 31, 2019. The decrease is primarily due to certain intangible assets becoming fully amortized.
Operating income
Our operating income decreased by $153 million to $116 million for the six months ended March 31, 2020 from $269 million for the six months ended March 31, 2019. The decrease in operating income was due to the factors that led to the decrease in OIBDA.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for the six months ended March 31, 2020. We recorded a loss on extinguishment of debt in the amount of $3 million for the six months ended March 31, 2019, which represents the unamortized deferred financing costs related to the partial redemption of the 4.125% Senior Secured Notes and 5.625% Senior Secured Notes, and the open market purchases of the 4.875% Senior Secured Notes.
Interest expense, net
Our interest expense, net, decreased to $66 million for the six months ended March 31, 2020 from $72 million for the six months ended March 31, 2019 due to a decline in LIBOR rates as well as lower interest rates resulting from the redemption of the 5.625% Senior Secured Notes and issuance of the 3.625% Senior Secured Notes.

Other expense (income), net
Other expense (income), net, for the six months ended March 31, 2020 primarily includes unrealized losses of $10 million on the mark-to-market of an equity method investment, the loss on our Euro-denominated debt of $6 million and $5 million relating to a loss on investments, partially offset by currency exchange gains on our intercompany loans of $12 million. This compares to an unrealized gain of $30 million on the mark-to-market of an equity method investment and $6 million unrealized gains on hedging activity and foreign currency gains on our Euro-denominated debt of $20 million for the six months ended March 31, 2019.
Income tax (benefit) expense
Our income tax expense decreased by $105 million to a tax benefit of $7 million for the six months ended March 31, 2020 from $98 million of a tax expense for the six months ended March 31, 2019. The change of $105 million in income tax expense primarily relates to lower pre-tax income and the release of a valuation allowance on foreign tax credits of $33 million during the six months ended March 31, 2020.
Net Income
Net income decreased by $105 million to $48 million for the six months ended March 31, 2020 from net income of $153 million for the six months ended March 31, 2019 as a result of the factors described above.
Noncontrolling interest
There was $2 million of income attributable to noncontrolling interest for the six months ended March 31, 2020 and no income attributable to noncontrolling interest for the six months ended March 31, 2019.
Business Segment Results
Revenue, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Recorded Music
Revenues	$1,991	$1,974	$17	1%
Operating income	227	297	(70)	-24%
OIBDA	317	391	(74)	-19%
Music Publishing
Revenues	339	323	16	5%
Operating income	44	49	(5)	-10%
OIBDA	81	86	(5)	-6%
Corporate expenses and eliminations
Revenue eliminations	(3)	(4)	1	-25%
Operating loss	(155)	(77)	(78)	—%
OIBDA loss	(150)	(71)	(79)	—%
Total
Revenues	2,327	2,293	34	1%
Operating income	116	269	(153)	-57%
OIBDA	248	406	(158)	-39%
Recorded Music
Revenues
Recorded Music revenue increased by $17 million, or 1%, to $1,991 million for the six months ended March 31, 2020 from $1,974 million for the six months ended March 31, 2019. U.S. Recorded Music revenues were $833 million and $841 million, or 42% and 43%, of consolidated Recorded Music revenues for the six months ended March 31, 2020 and March 31, 2019, respectively. International Recorded Music revenues were $1,158 million and $1,133 million, or 58% and 57%, of consolidated Recorded Music revenues for the six months ended March 31, 2020 and March 31, 2019, respectively.

The overall increase in Recorded Music revenue was mainly driven by streaming revenue growth, partially offset by decreases in physical revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions)

	For the Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$558	$575	$(17)	-3%
Product costs	429	412	17	4%
Total cost of revenues	$987	$987	$—	—%
Recorded Music cost of revenues remained flat at $987 million for both the six months ended March 31, 2020 and March 31, 2019. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 28% for the six months ended March 31, 2020 from 29% for the six months ended March 31, 2019. The decrease is primarily attributable to lower artist-related costs, including a decrease in spending resulting from the impact of COVID-19. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 22% for the six months ended March 31, 2020 from 21% for the six months ended March 31, 2019. The increase in product costs relates to revenue mix and impact of costs associated with tours in France.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$332	$243	$89	37%
Selling and marketing expense	331	310	21	7%
Distribution expense	55	62	(7)	-11%
Total selling, general and administrative expense	$718	$615	$103	17%
______________________________________
(1)Includes depreciation expense of $31 million and $19 million for the six months ended March 31, 2020 and March 31, 2019, respectively.
Recorded Music selling, general and administrative expense increased by $103 million, or 17%, to $718 million for the six months ended March 31, 2020 from $615 million for the six months ended March 31, 2019. The increase in general and administrative expense was primarily due to higher expense associated with our Senior Management Free Cash Flow Plan of $88 million and a one-time charge within depreciation expense of $10 million, increases in bad debt provisions of $3 million associated with COVID-19 related physical distribution business disruptions partially offset by employee-related expenses. The increase in selling and marketing expense was primarily due to increased variable marketing expense on higher revenue in the quarter and increased spending on new releases and developing artists. The decrease in distribution expense was primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 36% for the six months ended March 31, 2020 from 31% for the six months ended March 31, 2019. Excluding the expense associated with our Senior Management Free Cash Flow Plan and the one-time charge within depreciation expense, selling, general and administrative expense as a percentage of Recorded Music revenue remained flat at 30% for both the six months ended March 31, 2020 and March 31, 2019.
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Operating income	$227	$297	$(70)	-24%
Depreciation and amortization	90	94	(4)	-4%
OIBDA	$317	$391	$(74)	-19%

Recorded Music OIBDA decreased by $74 million, or 19%, to $317 million for the six months ended March 31, 2020 from $391 million for the six months ended March 31, 2019 as a result of higher general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin decreased to 16% for the six months ended March 31, 2020 from 20% for the six months ended March 31, 2019. Excluding the expense associated with our Senior Management Free Cash Flow Plan, OIBDA, as a percentage of Recorded Music revenue, remained constant at 21% for both the six months ended March 31, 2020 and March 31, 2019.
Recorded Music operating income decreased by $70 million to $227 million for the six months ended March 31, 2020 from $297 million for the six months ended March 31, 2019 due to factors within the Recorded Music OIBDA decrease noted above. Excluding the expense associated with our Senior Management Free Cash Flow Plan and the one-time charge within depreciation expense, Recorded Music operating income increased $28 million due to higher revenues and lower amortization expense within the quarter.
Music Publishing
Revenues
Music Publishing revenues increased by $16 million, or 5%, to $339 million for the six months ended March 31, 2020 from $323 million for the six months ended March 31, 2019. U.S. Music Publishing revenues were $168 million and $148 million, or 50% and 46%, of consolidated Music Publishing revenues for the six months ended March 31, 2020 and March 31, 2019, respectively. International Music Publishing revenues were $171 million and $175 million, or 50% and 54%, of consolidated Music Publishing revenues for the six months ended March 31, 2020 and March 31, 2019, respectively.
The overall increase in Music Publishing revenue was mainly driven by streaming revenue growth and higher synchronization, partially offset by lower performance revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$216	$202	$14	7%
Total cost of revenues	$216	$202	$14	7%
Music Publishing cost of revenues increased by $14 million, or 7%, to $216 million for the six months ended March 31, 2020 from $202 million for the six months ended March 31, 2019. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 64% for the six months ended March 31, 2020 from 63% for the six months ended March 31, 2019, primarily due to revenue mix and timing of artist and repertoire investments.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$43	$37	$6	16%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$44	$38	$6	16%
______________________________________
(1)Includes depreciation expense of $2 million and $3 million for the six months ended March 31, 2020 and March 31, 2019, respectively.
Music Publishing selling, general and administrative expense increased to $44 million for the six months ended March 31, 2020 from $38 million for the six months ended March 31, 2019 due to higher employee-related and restructuring costs. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 13% for the six months ended March 31, 2020 from 12% for the six months ended March 31, 2019 due to factors described above.

Operating income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Operating income	$44	$49	$(5)	-10%
Depreciation and amortization	37	37	—	—%
OIBDA	$81	$86	$(5)	-6%
Music Publishing OIBDA decreased by $5 million, or 6%, to $81 million for the six months ended March 31, 2020 from $86 million for the six months ended March 31, 2019. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin decreased to 24% for the six months ended March 31, 2020 from 27% for the six months ended March 31, 2019. The decrease was primarily due to higher artist and repertoire and general and administrative expenses.
Music Publishing operating income decreased by $5 million to $44 million for the six months ended March 31, 2020 from $49 million operating income for the six months ended March 31, 2019 largely due to the factors that led to the decrease in Music Publishing OIBDA noted above.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $78 million to $155 million for the six months ended March 31, 2020 from $77 million for the six months ended March 31, 2019 which primarily relates to an increase of $57 million in variable compensation expense associated with our Senior Management Free Cash Flow Plan as well as higher corporate-related costs and costs related to transformation initiatives of $17 million.
Our OIBDA loss from corporate expenses and eliminations increased by $79 million to $150 million for the six months ended March 31, 2020 from $71 million for the six months ended March 31, 2019 due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at March 31, 2020
At March 31, 2020, we had $2.983 billion of debt (which is net of $25 million of deferred financing costs), $484 million of cash and equivalents (net debt of $2.499 billion, defined as total debt, less cash and equivalents and deferred financing costs) and $306 million of Warner Music Group Corp. deficit. This compares to $2.974 billion of debt (which is net of $29 million of deferred financing costs), $619 million of cash and equivalents (net debt of $2.355 billion) and $289 million of Warner Music Group Corp. deficit at September 30, 2019.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the six months ended March 31, 2020 and March 31, 2019 are unaudited and have been derived from our interim financial statements included elsewhere herein.

	For the Six Months Ended March 31,
	2020	2019
Cash provided by (used in):
Operating activities	$164	$99
Investing activities	(51)	(293)
Financing activities	(245)	151
Operating Activities
Cash provided by operating activities was $164 million for the six months ended March 31, 2020 as compared with cash provided by operating activities of $99 million for the six months ended March 31, 2019. The $65 million increase in cash provided by operating activities was primarily due to timing of working capital partially offset by higher cash taxes.
Investing Activities
Cash used in investing activities was $51 million for the six months ended March 31, 2020 as compared with cash used in investing activities of $293 million for the six months ended March 31, 2019. The $51 million of cash used in investing activities in the six months ended March 31, 2020 consisted of $5 million relating to investments, $28 million relating to capital expenditures and $18 million to acquire music publishing rights and recorded music catalogs. The $293 million of cash used in investing activities in the six months ended March 31, 2019 consisted of $183 million relating to the acquisition of EMP, net of cash and cash equivalents acquired, $35 million relating to the acquisition of equity investments, $59 million relating to capital expenditure and $16 million to acquire music publishing rights.
Financing Activities
Cash used in financing activities was $245 million for the six months ended March 31, 2020 as compared with cash provided by financing activities of $151 million for the six months ended March 31, 2019. The $245 million of cash used in financing activities for the six months ended March 31, 2020 consisted of dividends paid of $244 million and distributions to noncontrolling interest holders of $1 million. The $151 million of cash provided by financing activities for the six months ended March 31, 2019 consisted of proceeds of $287 million from the issuance of Acquisition Corp.’s 3.625% Senior Secured Notes due 2026 partially offset by deferred financing costs paid of $4 million, the partial repayment of Acquisition Corp.’s 4.125% Senior Secured Notes due 2024 of $40 million, 4.875% Senior Secured Notes due 2024 of $30 million and 5.625% Senior Secured Notes due 2022 of $27 million, including call premiums paid of $2 million, for an aggregate $99 million, dividends paid of $31 million and distributions to noncontrolling interest holders of $2 million.
Liquidity
Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and equivalents and funds available for drawing under our Revolving Credit Facility. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and any dividends, prepayments of debt or repurchases or retirement of our outstanding debt or notes in open market purchases, privately negotiated purchases or otherwise, we may elect to pay or make in the future. Certain of our executive officers participate in the Plan, which permits those executive officers to defer all or a portion of their free cash flow bonuses and receive grants of indirect equity interests in the Company. Payments under the Plan, which could be material, are influenced by the Company’s valuation and other market factors, including valuations of similar companies. In connection with preparing for the proposed IPO, we amended the Plan to provide that, following completion of the proposed IPO, Plan participants would no longer have the option to settle deferred accounts in cash or to be paid in cash for redemption of their vested interests in WMG Management Holdings LLC (“Management LLC”). Instead, following the proposed IPO, all deferred interests under the Plan would be settled in or redeemed with shares of our common stock. These amendments are only effective if the proposed IPO occurs prior to December 31, 2020. If the proposed IPO does not occur by such date and the Plan is not further amended, participants will have the option to settle deferred accounts in cash or to be paid in cash for redemption of their vested interests in Management LLC. Based on the valuation at quarter-end, we would expect the total cash payments associated with the deferred payments and indirect equity interests under the Plan to be $400 million, with the majority expected to be paid in fiscal 2021.
We believe that our primary sources of liquidity will be sufficient to support our existing operations over the next twelve months.
In August 2019, we announced that we were beginning a financial transformation initiative to upgrade our information technology and finance infrastructure over the next two years, including related systems and processes, for which we currently expect upfront costs to be approximately $120 million, which includes capital expenditures of approximately $40 million to $50 million (approximately half of which is expected to be incurred in the 2020 fiscal year and the remainder of which is expected to be incurred in the 2021 fiscal year). There has been a slight delay in the timing of the transformation initiative as a result of COVID-19 but it is still expected to be completed over the next two years. Annualized run-rate savings from the financial transformation initiative are expected to be between approximately $35 million and $40 million once fully implemented. We expect that our primary sources of liquidity will be sufficient to fund these expenditures.
Revolving Credit Facility
On January 31, 2018, Acquisition Corp. entered into the revolving credit agreement (as amended by the amendment dated October 9, 2019 and as further amended, amended and restated or otherwise modified from time to time, the “Revolving Credit Agreement”) for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”). On April 3, 2020, Acquisition Corp. entered into an amendment to the Revolving Credit Agreement (the “Second Amendment”) which, among other things, extended the final maturity of the Revolving Credit Facility from January 31, 2023 to April 3, 2025. For a more detailed description of the changes effected by the Second Amendment, see Note 14 to our unaudited interim consolidated financial statements for the three and six months ended March 31, 2020, included in Part I to this Quarterly Report.
Acquisition Corp. is the borrower under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $300 million and includes a $90 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) plus 1.875% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving LIBOR plus 1.00% per annum, plus, in each case, 0.875% per annum; provided that, for each of clauses (i) and (ii), the applicable margin with respect to such loans is subject to adjustment upon achievement of certain leverage ratios as set forth in a leverage-based pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.22x at March 31, 2020, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans.
Existing Debt as of March 31, 2020
As of March 31, 2020, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2023 (b)	1,315
5.000% Senior Secured Notes due 2023 (c)	298
4.125% Senior Secured Notes due 2024 (d)	339
4.875% Senior Secured Notes due 2024 (e)	218
3.625% Senior Secured Notes due 2026 (f)	492
5.500% Senior Notes due 2026 (g)	321
Total long-term debt, including the current portion (h)	$2,983

______________________________________
(a)Reflects $180 million of commitments under the Revolving Credit Facility available at March 31, 2020, less letters of credit outstanding of approximately $13 million at March 31, 2020. There were no loans outstanding under the Revolving Credit Facility at March 31, 2020. On April 3, 2020, Acquisition Corp. entered into an amendment to the Revolving Credit Facility which, among other things, increased the commitments under the Revolving Credit Facility from an aggregate principal amount of $180 million to an aggregate principal amount of $300 million. For a more detailed description of the changes effected by the amendment, see Note 14 to our unaudited interim consolidated financial statements for the three and six months ended March 31, 2020, included in Part 1 in this Quarterly Report.
(b)Principal amount of $1.326 billion less unamortized discount of $3 million and unamortized deferred financing costs of $8 million at March 31, 2020.
(c)Principal amount of $300 million less unamortized deferred financing costs of $2 million at March 31, 2020.
(d)Face amount of €311 million. Above amount represents the dollar equivalent of such note at March 31, 2020. Principal amount of $342 million less unamortized deferred financing costs of $3 million at March 31, 2020.
(e)Principal amount of $220 million less unamortized deferred financing costs of $2 million at March 31, 2020.
(f)Face amount of €445 million at March 31, 2020. Above amount represents the dollar equivalent of such note at March 31, 2020. Principal amount of $491 million, an additional issuance premium of $7 million, less unamortized deferred financing costs of $6 million at March 31, 2020.
(g)Principal amount of $325 million less unamortized deferred financing costs of $4 million at March 31, 2020.
(h)Principal amount of debt of $3.004 billion, an additional issuance premium of $7 million, less unamortized discount of $3 million and unamortized deferred financing costs of $25 million at March 31, 2020.
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
In the first quarter of fiscal year 2019, the Company instituted a regular quarterly dividend policy whereby it intends to pay a modest regular quarterly dividend in each of the first three fiscal quarters and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. The declaration of each dividend will continue to be at the discretion of the Company’s board of directors.
On March 25, 2020, the Company’s board of directors declared a cash dividend of $37.5 million which was paid to stockholders on April 17, 2020 and recorded as an accrual as of March 31, 2020. On September 23, 2019, the Company’s board of directors declared a cash dividend of $206 million which was paid to stockholders on October 4, 2019 and recorded as an accrual as of September 30, 2019. On March 26, 2019, the Company’s board of directors declared a cash dividend of $31.25 million which was accrued as of March 31, 2019 and paid to stockholders on April 5, 2019.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of March 31, 2020. With respect to the Revolving Credit Facility, the discussion below now reflects the covenants in effect under the Second Amendment, dated as of April 3, 2020.
On January 18, 2019, we delivered a notice to the administrative agent under the Senior Term Loan Facility and the trustee under the indentures governing each of the Senior Notes and the Secured Notes changing the Fixed GAAP Date, as defined under each such facility and the indentures, to October 1, 2018. Under the Revolving Credit Facility, the Fixed GAAP Date is set for April 3, 2020, other than in respect of capital leases, which are frozen at November 1, 2012.
The Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on EBITDA, which is defined under the Revolving Credit Agreement. Our ability to borrow funds under the Revolving Credit Facility may depend upon our ability to meet the leverage ratio test at the end of a fiscal quarter to the extent we have drawn a certain amount of revolving loans. EBITDA as defined in the Revolving Credit Facility is based on Consolidated Net Income (as defined in the Revolving Credit Facility), both of which terms differ from the terms “EBITDA” and “net income” as they are commonly used. For example, the calculation of EBITDA under the Revolving Credit Facility, in addition to adjusting net income to exclude interest expense, income taxes and depreciation and amortization, also adjusts net income by excluding items or expenses such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access; (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement); (6) transaction expenses; (7) equity-based compensation expense; and (8) certain extraordinary, unusual or non-recurring items. The definition of EBITDA under the Revolving Credit Facility also includes adjustments for the pro forma impact of certain projected cost savings, operating expense reductions and synergies and any quality of earnings analysis prepared by independent certified public accountants in connection with an acquisition, merger, consolidation or other investment. The indentures governing our notes and the Senior Term Loan Facility use financial measures called “Consolidated EBITDA” or “EBITDA” and “Consolidated Net Income”, that have similar (but not identical) definitions to EBITDA and Consolidated Net Income, each as defined under the Revolving Credit Agreement.
EBITDA as defined in the Revolving Credit Facility (referred to in this section as “Adjusted EBITDA”) is presented herein because it is a material component of the leverage ratio contained in the Revolving Credit Agreement. Non-compliance with the leverage ratio could result in the inability to use the Revolving Credit Facility, which could have a material adverse effect on our results of operations, financial position and cash flow. Adjusted EBITDA does not represent net income or cash from operating activities as those terms are defined by U.S. GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the Revolving Credit Agreement allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict.
Adjusted EBITDA as presented below should not be used by investors as an indicator of performance for any future period. Further, our debt instruments require that it be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four quarter period or any complete fiscal year. In addition, our debt instruments require that the leverage ratio be calculated on a pro forma basis for certain transactions including acquisitions as if such transactions had occurred on the first date of the measurement period and may include expected cost savings and synergies resulting from or related to any such transaction. There can be no assurances that any such cost savings or synergies will be achieved in full.
In addition, Adjusted EBITDA is a key measure used by our management to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of those limitations include: (1) it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue for our business; (2) it does not reflect the significant interest expense or cash requirements necessary to service interest or principal payments on our indebtedness; and (3) it does not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments. In particular, this measure adds back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income; however, these are expenses that may recur, vary greatly and are difficult to predict. In addition, Adjusted EBITDA is not the same as net income or cash flow provided by operating activities as those terms are defined by U.S. GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Accordingly, Adjusted EBITDA should be considered in addition to, not as a substitute for, net income (loss) and other measures of financial performance reported in accordance with U.S. GAAP.

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended March 31, 2020, and for the twelve months ended March 31, 2019. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended March 31, 2020. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended March 31, 2020	Twelve Months Ended March 31, 2019
Net Income	$153	$462
Income tax (benefit) expense	(97)	158
Interest expense, net	137	138
Depreciation and amortization	264	264
Loss on extinguishment of debt (a)	4	9
Net gain on divestitures and sale of securities (b)	(2)	(8)
Restructuring costs (c)	25	45
Net hedging losses and foreign exchange gains (d)	(18)	(44)
Management fees (e)	11	17
Transaction costs (f)	4	3
Business optimization expenses (g)	37	18
Equity based compensation expense (h)	196	50
Other non-cash charges (i)	39	(30)
Pro forma impact of cost savings initiatives and specified transactions (j)	2	15
Adjusted EBITDA (k)	$755	$1,097
Senior Secured Indebtedness (l)	$2,428
Leverage Ratio (m)	3.22x
______________________________________
(a)Reflects net loss incurred on the early extinguishment of our debt incurred as part of the May 2019 redemption of the remaining 5.625% Secured Notes for the twelve months ended March 31, 2020. For the twelve months ended March 31, 2019, reflects net loss incurred on the early extinguishment of our debt incurred as part of the June 2018 Senior Term Loan Credit Agreement amendments, the October 2018 partial redemption of 4.125% Secured Notes, the October 2018 open market purchase of our 4.875% Senior Secured Notes and the November 2018 partial redemption of 5.625% Secured Notes.
(b)Reflects net gain on sale of securities and, for the twelve months ended March 31, 2019, net gain on divestitures.
(c)Reflects severance costs and other restructuring related expenses.
(d)Reflects net losses from hedging activities and unrealized gains or losses due to foreign exchange on our Euro-denominated debt and intercompany transactions.
(e)Reflects management fees paid to Access, including an annual fee and related expenses. Pursuant to the Company’s and Holdings’ management agreement with Access, the annual fee is equal to the greater of a base amount of approximately $9 million and 1.5% of Adjusted EBITDA.
(f)Reflects expenses related to transaction costs, which includes qualifying costs associated with the proposed IPO for the twelve months ended March 31, 2020.
(g)Reflects primarily costs associated with IT systems updates and other transformation initiatives and, for the twelve months ended March 31, 2019, costs associated with U.S. shared services relocation.
(h)Reflects equity-based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market of an equity method investment, investment losses (gains) and other non-cash impairments.
(j)Reflects expected savings resulting from transformation initiatives and restructuring programs for the twelve months ended March 31, 2020 and reflects expected savings resulting from transformation initiatives and pro forma impact of specified transactions, including pro forma adjustments related to the acquisition of EMP for the twelve months ended March 31, 2019.
(k)The Adjusted EBITDA as of the twelve months ended March 31, 2019 includes a net gain of $389 million, pre-tax, related to the sale of the Spotify shares acquired in the ordinary course of business. Excluding the impact of this gain, Adjusted EBITDA for the twelve months ended March 31, 2019 was $708 million.
(l)Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.678 billion less cash of $250 million.

(m)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Adjusted EBITDA as of the twelve months ended March 31, 2020. This is calculated net of cash and equivalents of the Company as of March 31, 2020 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter.
Summary
Management believes that funds generated from our operations and borrowings under the Revolving Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and the Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital formats in the recorded music and music publishing industries. It could also be affected by the severity and duration of natural or man-made disasters, including pandemics such as COVID-19. We and our affiliates continue to evaluate opportunities to, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire Acquisition Corp.’s outstanding debt or debt securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, we may seek to refinance the Senior Credit Facilities or our outstanding debt or debt securities with existing cash and/or with funds provided from additional borrowings. Certain of our executive officers participate in the Plan, which permits those executive officers to defer all or a portion of their free cash flow bonuses and receive grants of indirect equity interests in the Company. Payments under the Plan, which could be material, are influenced by the Company’s valuation and other market factors, including valuations of similar companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 14 to our audited consolidated financial statements for the fiscal year ended September 30, 2019, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2020, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2019.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of March 31, 2020, the Company had outstanding hedge contracts for the sale of $243 million and the purchase of $142 million of foreign currencies at fixed rates. Subsequent to March 31, 2020, certain of our foreign exchange contracts expired.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2020, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $10 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.004 billion of principal debt outstanding at March 31, 2020, of which $1.326 billion was variable-rate debt and $1.678 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At March 31, 2020, 56% of the Company’s debt was at a fixed rate. In addition, as of March 31, 2020, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $820 million of U.S. dollar-denominated variable-rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt.
Based on the level of interest rates prevailing at March 31, 2020, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $2.890 billion. Further, as of March 31, 2020, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $5 million or increase the fair value of the fixed-rate debt by approximately $20 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 global pandemic. The Company will continue to monitor and assess the impact of the COVID-19 situation and our ability to maintain the design and operating effectiveness of internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company is currently subject to several such claims and legal proceedings. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company’s defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, certain risk factors should be considered carefully in evaluating our business. A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and the risks set forth below to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.
The Company’s results of operations, cash flows and financial condition are expected to be adversely impacted by the coronavirus pandemic.
In January 2020, a new strain of coronavirus, COVID-19, was identified in Wuhan, China. On March 11, 2020, the World Health Organization declared a pandemic. The pandemic has had and will have an adverse effect on our results of operations, cash flows and financial condition.
While physical revenue streams – physical revenue in our Recorded Music business and mechanical revenue in our Music Publishing business – have declined significantly over the last decade, the virus outbreak has resulted in declines in our physical revenue streams related to disruptions in manufacturing and physical supply chains, the mandated closure of physical retailers, the requirement that people stay in their homes and our decisions to delay the release of new recordings from artists with a more physical consumer base.
The requirement that people stay in their homes has negatively affected our business in other ways. It has ended live concert tours, adversely impacting our concert promotion business and our sale of tour merchandise. It has made it more difficult for artists to engage in marketing efforts around the release of their new recordings which, in some cases, has led to our decisions to delay the release of those recordings. It has delayed the release of new recordings by impeding the types of collaboration among artists, songwriters, producers, musicians, engineers and studios which are necessary for the delivery of those recordings. The cessation in the production of motion pictures and television programs has negatively affected licensing revenue in our Recorded Music business and synchronization revenue in our Music Publishing business.
It has been widely reported that advertisers have reduced their advertising spend as a result of the COVID-19 pandemic. We expect this will result in a corresponding decline in licensing revenue and ad-supported digital revenue in our Recorded Music business and synchronization, performance and ad-supported digital revenue in our Music Publishing business.
The severity and the duration of the pandemic is difficult to predict but it is expected that the pandemic will materially and adversely affect the global economy, creating risk around the timing and collectability of our accounts receivable and leading to a decline in consumer discretionary spending which, in turn, could have a negative impact on our results of operations, cash flows and financial condition.
Given the uncertainty around the extent and timing of the potential future spread or mitigation of the virus and around the imposition or relaxation of protective measures, we cannot at this time reasonably estimate the impact to our future results of operations, cash flows and financial condition.
Our valuation may fluctuate significantly from period to period and our cash flows or results of operations in any reporting period may be affected by changes in our valuation.
Our results of operations for the three and six months ended March 31, 2020 were adversely affected by the Senior Management Free Cash Flow Plan (the “Plan”), which pays annual bonuses to certain executives based on our free cash flow and offers participants the opportunity to share in appreciation of the value of our common stock. The extent of the benefits awarded under the Plan is affected by our operating results and the valuation or trading price of our common stock and, as such, to the extent that either or both fluctuates, the value of the award may increase or decrease materially, which could affect our cash flows and results of operations. We incurred charges associated with our Senior Management Free Cash Flow Plan of $169 million and $5 million for the three months ended March 31, 2020 and March 31, 2019, respectively, based on the currently estimated value of the Company. We incurred charges of $167 million and $22 million for the six months ended March 31, 2020 and March 31, 2019, respectively. If we complete the proposed IPO, the benefits awarded under the Plan will be determined by our trading price.
In connection with preparing for the proposed IPO, we amended the Plan to provide that, following completion of the proposed IPO, Plan participants would no longer have the option to settle deferred accounts in cash or to be paid in cash for redemption of their vested interests in WMG Management Holdings LLC (“Management LLC”). Instead, following the proposed IPO, all deferred interests under the Plan would be settled in or redeemed with shares of our common stock. These amendments are only effective if the proposed IPO occurs prior to December 31, 2020. If the proposed IPO does not occur by such date and the Plan is not further amended, participants will have the option to settle deferred accounts in cash or to be paid in cash for redemption of their vested interests in Management LLC. Based on the valuation at quarter end, we would expect the total payments associated with the deferred payments and indirect equity interests under the Plan to be $400 million, with the majority expected to be paid in fiscal 2021.
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

Exhibit Number	Description
3.1*	Third Amended and Restated Certificate of Incorporation of Warner Music Group Corp.
3.2*	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Warner Music Group Corp., filed with the Secretary of State of the State of Delaware on February 28, 2020.
10.2*	Form of Amendment to Warner Music Group Corp. Senior Management Free Cash Flow Plan.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended March 31, 2020, filed on May 7, 2020, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Deficit and (vi) Notes to Consolidated Interim Financial Statements
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
May 7, 2020

WARNER MUSIC GROUP CORP.

By:	/s/ STEPHEN COOPER
Name: Title:	Stephen Cooper Chief Executive Officer (Principal Executive Officer)

By:	/s/ ERIC LEVIN
Name: Title:	Eric Levin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)