Form 10-Q
period 2020-06-30
Warner Music Group Corp.
filed 2020-08-04
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	WMG	The Nasdaq Stock Market LLC
As of August 4, 2020, there were 88,550,000 shares of Class A common stock and 421,450,000 shares of Class B common stock of the registrant outstanding. The registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Warner Music Group Corp.
Consolidated Balance Sheets (Unaudited)

	June 30, 2020	September 30, 2019
	(in millions, except share data)
Assets
Current assets:
Cash and equivalents	$532	$619
Accounts receivable, net of allowances of $21 million and $17 million	732	775
Inventories	59	74
Royalty advances expected to be recouped within one year	188	170
Prepaid and other current assets	71	53
Total current assets	1,582	1,691
Royalty advances expected to be recouped after one year	230	208
Property, plant and equipment, net	310	300
Operating lease right-of-use assets, net	278	—
Goodwill	1,770	1,761
Intangible assets subject to amortization, net	1,624	1,723
Intangible assets not subject to amortization	152	151
Deferred tax assets, net	57	38
Other assets	145	145
Total assets	$6,148	$6,017
Liabilities and Deficit
Current liabilities:
Accounts payable	$205	$260
Accrued royalties	1,630	1,567
Accrued liabilities	346	492
Accrued interest	22	34
Operating lease liabilities, current	40	—
Deferred revenue	182	180
Other current liabilities	100	286
Total current liabilities	2,525	2,819
Long-term debt	3,000	2,974
Operating lease liabilities, noncurrent	306	—
Deferred tax liabilities, net	157	172
Other noncurrent liabilities	181	321
Total liabilities	$6,169	$6,286
Deficit:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized, 77,000,000 and 0 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000,000 shares authorized, 433,000,000 and 505,830,022 issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	1	1
Additional paid-in capital	1,899	1,127
Accumulated deficit	(1,685)	(1,177)
Accumulated other comprehensive loss, net	(253)	(240)
Total Warner Music Group Corp. deficit	(38)	(289)
Noncontrolling interest	17	20
Total deficit	(21)	(269)
Total liabilities and deficit	$6,148	$6,017
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except share and per share data)
Revenue	$1,010	$1,058	$3,337	$3,351
Costs and expenses:
Cost of revenue	(527)	(577)	(1,727)	(1,762)
Selling, general and administrative expenses (a)	(869)	(372)	(1,786)	(1,102)
Amortization expense	(47)	(51)	(141)	(160)
Total costs and expenses	(1,443)	(1,000)	(3,654)	(3,024)
Operating (loss) income	(433)	58	(317)	327
Loss on extinguishment of debt	—	(4)	—	(7)
Interest expense, net	(32)	(36)	(98)	(108)
Other (expense) income	(3)	(16)	(12)	41
(Loss) income before income taxes	(468)	2	(427)	253
Income tax (expense) benefit	(51)	12	(44)	(86)
Net (loss) income	(519)	14	(471)	167
Less: Income attributable to noncontrolling interest	(1)	(1)	(3)	(1)
Net (loss) income attributable to Warner Music Group Corp.	$(520)	$13	$(474)	$166

(a) Includes depreciation expense:	$(15)	$(15)	$(53)	$(43)

Net (loss) income per share attributable to Warner Music Group Corp.’s stockholders:
Class A – Basic and Diluted	$(1.03)	$—	$(1.09)	$—
Class B – Basic and Diluted	$(1.03)	$0.03	$(0.94)	$0.33
Weighted average common shares:
Class A – Basic and Diluted	20,307,692	—	6,769,231	—
Class B – Basic and Diluted	483,796,267	501,991,944	495,926,718	501,991,944
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net (loss) income	$(519)	$14	$(471)	$167
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	17	9	9	(17)
Deferred loss on derivative financial instruments	(2)	(3)	(22)	(12)
Other comprehensive income (loss), net of tax	15	6	(13)	(29)
Total comprehensive (loss) income	(504)	20	(484)	138
Less: Income attributable to noncontrolling interest	(1)	(1)	(3)	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(505)	$19	$(487)	$137
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2020	2019
	(in millions)
Cash flows from operating activities
Net (loss) income	$(471)	$167
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	194	203
Unrealized losses (gains) and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	14	(6)
Deferred income taxes	(34)	25
Loss on extinguishment of debt	—	7
Net loss (gain) on divestitures and investments	2	(27)
Non-cash interest expense	4	5
Non-cash stock-based compensation expense	600	28
Changes in operating assets and liabilities:
Accounts receivable, net	45	(50)
Inventories	16	12
Royalty advances	(41)	(107)
Accounts payable and accrued liabilities	(113)	(94)
Royalty payables	60	117
Accrued interest	(12)	(13)
Operating lease liabilities	(2)	—
Deferred revenue	11	(17)
Other balance sheet changes	14	(1)
Net cash provided by operating activities	287	249
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(28)	(24)
Capital expenditures	(48)	(82)
Investments and acquisitions of businesses, net of cash received	(11)	(234)
Net cash used in investing activities	(87)	(340)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 3.625% Senior Secured Notes	—	514
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	—	(40)
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	—	(30)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	—	(247)
Call premiums paid and deposit on early redemption of debt	—	(5)
Deferred financing costs paid	(1)	(7)
Distribution to noncontrolling interest holder	(6)	(3)
Dividends paid	(281)	(63)
Net cash (used in) provided by financing activities	(288)	119
Effect of exchange rate changes on cash and equivalents	1	(1)
Net (decrease) increase in cash and equivalents	(87)	27
Cash and equivalents at beginning of period	619	514
Cash and equivalents at end of period	$532	$541
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Deficit (Unaudited)

Nine Months Ended June 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Non-controlling Interest	Total Deficit

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2019	—	$—	505,830,022	$1	$1,127	$(1,177)	$(240)	$(289)	$20	$(269)
Cumulative effect of ASC 842 adoption	—	—	—	—	—	7	—	7	—	7
Cumulative effect of ASC 718 accounting policy change	—	—	—	—	—	33	—	33	—	33
Net loss	—	—	—	—	—	(474)	—	(474)	3	(471)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13)	(13)	—	(13)
Dividends ($0.15 per share)	—	—	—	—	—	(75)	—	(75)	—	(75)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6)	(6)
Modification of stock-based compensation plan	—	—	—	—	769	—	—	769	—	769
Stock-based compensation expense	—	—	—	—	3	—	—	3	—	3
Shares listed through IPO	77,000,000	—	(77,000,000)	—	—	—	—	—	—	—
Other	—	—	4,169,978	—	—	1	—	1	—	1
Balance at June 30, 2020	77,000,000	$—	433,000,000	$1	$1,899	$(1,685)	$(253)	$(38)	$17	$(21)

Three Months Ended June 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Non-controlling Interest	Total Deficit

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at March 31, 2020	—	$—	510,000,000	$1	$1,127	$(1,166)	$(268)	$(306)	$21	$(285)
Cumulative effect of ASC 718 accounting policy change	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(520)	—	(520)	1	(519)
Other comprehensive income, net of tax	—	—	—	—	—	—	15	15	—	15
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(5)	(5)
Modification of stock-based compensation plan	—	—	—	—	769	—	—	769	—	769
Stock-based compensation expense	—	—	—	—	3	—	—	3	—	3
Shares listed through IPO	77,000,000	—	(77,000,000)	—	—	—	—	—	—	—
Other	—	—	—	—	—	1	—	1	—	1
Balance at June 30, 2020	77,000,000	$—	433,000,000	$1	$1,899	$(1,685)	$(253)	$(38)	$17	$(21)

Nine Months Ended June 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Non-controlling Interest	Total Deficit

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2018	—	$—	501,991,944	$1	$1,127	$(1,272)	$(190)	$(334)	$14	$(320)
Cumulative effect of ASC 606 adoption	—	—	—	—	—	139	—	139	11	150
Net income	—	—	—	—	—	166	—	166	1	167
Other comprehensive loss, net of tax	—	—	—	—	—	—	(29)	(29)	—	(29)
Dividends ($0.19 per share)	—	—	—	—	—	(94)	—	(94)	—	(94)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3)	(3)
Other	—	—	3,838,078	—	—	—	—	—	(4)	(4)
Balance at June 30, 2019	—	$—	505,830,022	$1	$1,127	$(1,061)	$(219)	$(152)	$19	$(133)

Three Months Ended June 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Non-controlling Interest	Total Deficit

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at March 31, 2019	—	$—	505,830,022	$1	$1,127	$(1,043)	$(225)	$(140)	$20	$(120)
Net income	—	—	—	—	—	13	—	13	1	14
Other comprehensive income, net of tax	—	—	—	—	—	—	6	6	—	6
Dividends ($0.06 per share)	—	—	—	—	—	(31)	—	(31)	—	(31)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2019	—	$—	505,830,022	$1	$1,127	$(1,061)	$(219)	$(152)	$19	$(133)
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
Acquisition of Warner Music Group by Access Industries
Pursuant to the Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc., and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Merger Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Company delisted its common stock from the New York Stock Exchange (the “NYSE”).
The Company continued to voluntarily file with the U.S. Securities and Exchange Commission (the “SEC”) current and periodic reports that would be required to be filed with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as provided for in certain covenants contained in the instruments covering its outstanding indebtedness.
Initial Public Offering
On June 5, 2020, the Company completed an initial public offering (“IPO”) of 77,000,000 shares of Class A common stock of the Company, par value $0.001 per share (“Class A Common Stock”) at a public offering price of $25 per share. The Company listed these shares on the NASDAQ stock market under the ticker symbol “WMG.” The offering consisted entirely of secondary shares sold by Access Industries, LLC (“Access”) and certain related selling stockholders. On July 7, 2020, the Company completed the sale of an additional 11,550,000 shares of Class A Common Stock from the selling stockholders to the underwriters of the Company’s IPO pursuant to the exercise by the underwriters of their option to purchase additional shares of Class A Common Stock. The Company did not receive any of the proceeds of the IPO or exercise of the underwriters’ option.
Following the completion of the IPO and the exercise in full of the underwriters’ option to purchase additional shares, Access and its affiliates hold an aggregate of 421,450,000 shares of Class B common stock of the Company, par value $0.001 per share (“Class B Common Stock”), representing approximately 99% of the total combined voting power of the Company’s outstanding common stock and approximately 83% of the economic interest. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ. See Item 1A. Risk Factors — Risks Related to Our Controlling Stockholder.
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
In the United States, our Recorded Music business is conducted principally through our major record labels—Atlantic Records and Warner Records. In October 2018, we launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels. Our Recorded Music business also includes Rhino Entertainment, a division that specializes in marketing our recorded music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music business through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’ Records, Warner Classics and Warner Music Nashville.
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
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles, with operations in over 70 countries through various subsidiaries, affiliates and non-affiliated licensees and sub-publishers. We own or control rights to more than 1.4 million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 80,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020.

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
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to June 30, 2020 and June 30, 2019 relate to the periods ended June 26, 2020 and June 28, 2019, respectively, except for subsequent event activity referred to in Note 15 and elsewhere. For convenience purposes, the Company continues to date its third-quarter financial statements as of June 30. The fiscal year ended September 30, 2019 ended on September 27, 2019.
The Company has performed a review of all subsequent events through the date the financial statements were issued and has determined that no additional disclosures are necessary.
Common Stock
On February 28, 2020, the Company amended its certificate of incorporation to increase its authorized capital stock to 2,100,000,000 shares, consisting of 1,000,000,000 shares of Class A Common Stock, 1,000,000,000 shares of Class B Common Stock, and 100,000,000 shares of preferred stock, par value $1.00 per share. In addition, the February 28, 2020 amendment to the Company’s certificate of incorporation also gave effect to the reclassification and 477,242.614671815-for-1 stock split of the Company’s existing common stock outstanding into 510,000,000 shares of Class B Common Stock. This stock split has been retrospectively presented throughout the interim financial statements. Upon completion of the IPO and as of June 30, 2020, 77,000,000 shares of Class A Common Stock were outstanding, 433,000,000 shares of Class B Common Stock were outstanding and no shares of preferred stock were outstanding. In connection with the IPO, the Company’s board of directors and stockholders approved the Warner Music Group Corp. 2020 Omnibus Incentive Plan, or the “Omnibus Incentive Plan.” The aggregate number of shares of common stock available for issuance under the Omnibus Incentive Plan is 31,169,099 shares of Class A Common Stock over the 10-year period from the date of adoption, including up to 1,000,000 shares of our Class A Common Stock that would be issued upon vesting of equity awards that we expect to grant, subject to certain conditions, in connection with the IPO. No shares under the Omnibus Incentive Plan have been issued as of June 30, 2020.
Earnings per Share
The consolidated statements of operations present basic and diluted earnings per share (“EPS”). Prior to the completion of the IPO, basic and diluted earnings (loss) per share were computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares less shares issued for the exercise of the deferred equity units since these units were mandatorily redeemable in cash. As such, the deferred equity units were excluded from the denominator of the basic and diluted EPS calculation prior to the IPO completion.
Subsequent to the completion of the IPO, the Company utilizes the two-class method to report earnings (loss) per share. The two-class method is an earnings (loss) allocation formula that determines earnings (loss) per share for each class of common stock according to dividends declared and participation rights in undistributed earnings (losses). Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. Since there was a loss for the three and nine months ended June 30, 2020, no earnings were allocated to our participating securities or our post-modification deferred equity units that are no longer mandatorily redeemable.

Stock-Based Compensation
The Company accounts for stock-based payments as required by ASC 718, Compensation—Stock Compensation (“ASC 718”). Under the recognition provision of ASC 718, the Company’s liability classified stock-based compensation costs are measured each reporting date until settlement. In February 2020, the Company filed a Form S-1 registration statement with the SEC in connection with the IPO, which required a change in accounting policy during the three months ended March 31, 2020 from the intrinsic value method to fair value method in determining the basis of measurement of its stock-based compensation liability.
In determining fair value, the Company utilized an option pricing model for those awards with an option-like pay-off, which includes various inputs for volatility, term to exit, discount for lack of marketability, expected dividend yield and risk-free rates. For awards with an equity-like pay-off, inputs for discount of lack of marketability and non-performance risk were considered. The Company continued to use an income approach using a discounted cash flow model to determine its per-share value input within the model. As a result of this change in accounting policy, the Company recorded a decrease to its stock-based compensation liability of $38 million as of March 31, 2020, which resulted in a decrease of $33 million, net of tax, to accumulated deficit for the nine months ended June 30, 2020.
Upon completion of the IPO in June 2020, the Senior Management Free Cash Flow Plan (the “Plan”) was amended to remove the cash-settlement feature on all future redemptions. As a result, all awards previously issued under the Plan will require settlement in Class A Common Stock. The participants in such plan were also allowed to sell a pro rata portion, consistent with Access’s percentage reduction in shares of Class B Common Stock as a result of the IPO, of their vested profits interests and acquired units of the LLC holding company, WMG Management Holdings, LLC (“Management LLC”), in the IPO through a “tag-along right.”
Under the provision of ASC 718, the Company determined the Plan was modified as of June 3, 2020, and as such, converted the awards from liability-classified to equity-classified. Prior to conversion, the Company performed a final measurement of its stock-based compensation liability under the fair value method, which resulted in non-cash stock-based compensation expense of $437 million recognized in selling, general and administrative expense within our statements of operations for the three and nine months ended June 30, 2020. The final measurement utilized the IPO listing price of $25 per share as the per-share value input within its fair value model. Upon modification of the Plan, the Company reclassified a $769 million stock-based compensation liability to additional-paid in capital, which included $57 million associated with the awards settled through the IPO tag-along right on June 5, 2020. In addition, the Company recognized approximately $3 million of stock-based compensation expense for the period of June 3, 2020 through June 30, 2020 for its unvested share awards that were granted prior to the IPO, which will be recognized over the remaining vesting period based on the fair value under the post-modification terms of the Plan.
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
3. Earnings per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings (loss) per share is computed by dividing net income (loss) available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect. The potential dilutive effects of our deferred equity units and the Class B Common Stock have been excluded from the Class A Common Stock diluted earnings (loss) per share calculation since their effects would be anti-dilutive due to the net loss attributable to Class A Common Stock for the three and nine months ended June 30, 2020. The Company did not have any dilutive securities for the three and nine months ended June 30, 2019.
In computing earnings (loss) per share subsequent to the completion of our IPO, the Company has allocated dividends declared to Class A Common Stock and Class B Common Stock based on timing and amounts actually declared for each class of stock and the undistributed earnings (losses) have been allocated to Class A Common Stock and Class B Common Stock pro rata on a basic weighted average shares outstanding basis since the two classes of stock participate equally on a per share basis upon liquidation. The Company declared two dividends of $37.5 million each, a total amount of $75 million during the nine months ended June 30, 2020, on December 26, 2019 and March 25, 2020, respectively, which were allocated solely to Class B Common Stock as there was no outstanding Class A Common Stock at the time these dividends were declared. While Class A and Class B Common Stock have the same dividend rights, the allocation of all dividends declared prior to the IPO to Class B Common Stock has resulted in a different earnings (loss) per share for the two classes of common stock for the nine months ended June 30, 2020.
Subsequent to the completion of the IPO, and modification of our stock-based compensation awards as described in Note 2, the Class B Common Stock issued to Management LLC for the exercise of the vested deferred equity units is included in the basic weighted average number of outstanding shares of Class B Common Stock. Upon issuance to the participants in the Plan, the Class B Common Stock will be converted into Class A Common Stock and included in the basic weighted average number of outstanding shares of Class A Common Stock. Since the shares expected to satisfy the vested portion of the deferred equity units are already included in the basic weighted average number of outstanding common shares, there is no potential dilutive effect associated with the vested portion of these stock-based compensation awards.

The following table sets forth the calculation of basic and diluted net income (loss) per common share under the two-class method for the three and nine months ended June 30, 2020:

	Three Months Ended June 30, 2020		Nine Months Ended June 30, 2020
	Class A	Class B	Class A	Class B
	(in millions, except share and per share data)
Basic and Diluted EPS:
Numerator
Net loss attributable to common stockholders	$(21)	$(499)	$(7)	$(467)
Denominator
Weighted average shares outstanding	20,307,692	483,796,267	6,769,231	495,926,718
Basic and Diluted EPS	$(1.03)	$(1.03)	$(1.09)	$(0.94)
The Company’s basic and diluted net income per common share for the three and nine months ended June 30, 2019, prior to the use of a two-class method, was $0.03 and $0.33, respectively. The Company did not have any dilutive securities for the three and nine months ended June 30, 2019.
4. Revenue Recognition
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

Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenue by Type
Digital	$630	$584	$1,889	$1,744
Physical	51	95	329	456
Total Digital and Physical	681	679	2,218	2,200
Artist services and expanded-rights	124	158	427	458
Licensing	56	76	207	229
Total Recorded Music	861	913	2,852	2,887
Performance	27	36	114	135
Digital	90	65	237	195
Mechanical	8	13	38	41
Synchronization	22	29	92	89
Other	2	4	7	10
Total Music Publishing	149	147	488	470
Intersegment eliminations	—	(2)	(3)	(6)
Total Revenues	$1,010	$1,058	$3,337	$3,351
Revenue by Geographical Location
U.S. Recorded Music	$358	$395	$1,191	$1,236
U.S. Music Publishing	74	71	242	219
Total U.S.	432	466	1,433	1,455
International Recorded Music	503	518	1,661	1,651
International Music Publishing	75	76	246	251
Total International	578	594	1,907	1,902
Intersegment eliminations	—	(2)	(3)	(6)
Total Revenues	$1,010	$1,058	$3,337	$3,351
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
Based on management’s analysis of sales returns, refund liabilities of $22 million and $23 million were established at June 30, 2020 and September 30, 2019, respectively.
Based on management’s analysis of uncollectible accounts, reserves of $21 million and $17 million were established at June 30, 2020 and September 30, 2019, respectively.
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
Deferred revenue increased by $309 million during the nine months ended June 30, 2020 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $138 million were recognized during the nine months ended June 30, 2020 related to the balance of deferred revenue at September 30, 2019. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
The Company recognized revenue of $35 million and $45 million from performance obligations satisfied in previous periods for the nine months ended June 30, 2020 and June 30, 2019, respectively.
Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts containing fixed fees, advances and minimum guarantees. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2020 are as follows:

	Rest of FY20	FY21	FY22	Thereafter	Total
	(in millions)
Remaining performance obligations	$206	$838	$65	$—	$1,109
Total	$206	$838	$65	$—	$1,109

5. Comprehensive Income (Loss)
Comprehensive income (loss), which is reported in the accompanying consolidated statements of deficit, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging, which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax benefit of approximately $7 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balance at September 30, 2019	$(218)	$(14)	$(8)	$(240)
Other comprehensive income (loss)	9	—	(22)	(13)
Balance at June 30, 2020	$(209)	$(14)	$(30)	$(253)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
6. Leases
The Company’s lease portfolio consists operating real estate leases for its corporate offices and, to a lesser extent, storage and other equipment. Under ASC 842, a contract is or contains a lease when (1) an explicitly or implicitly identified asset has been deployed in the contract and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company determines if an arrangement is or contains a lease at inception of the contract. For all leases (finance and operating), other than those that qualify for the short-term recognition exemption, the Company will recognize on the balance sheet a lease liability for its obligation to make lease payments arising from the lease and a corresponding ROU asset representing its right to use the underlying asset over the period of use based on the present value of lease payments over the lease term as of the lease commencement date. ROU assets are adjusted for initial direct costs, lease payments made and incentives. As the rates implicit in our leases are not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. This rate is based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments. The lease term used to calculate the lease liability will include options to extend or terminate the lease when the option to extend or terminate is at the Company’s discretion and it is reasonably certain that the Company will exercise the option. Fixed payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of one year or less (“short-term leases”), the lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term.
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
Among the Company’s operating leases are its leases for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London. The landlord for both leases is an affiliate of Access. As of June 30, 2020, the aggregate lease liability related to these leases was $137 million.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.
The components of lease expense were as follows:

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
	(in millions)
Lease Cost
Operating lease cost	$14	$40
Short-term lease cost	—	—
Variable lease cost	2	7
Sublease income	—	—
Total lease cost	$16	$47
Supplemental cash flow information related to leases was as follows:

Nine Months Ended June 30, 2020
(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$41
Right-of-use assets obtained in exchange for operating lease obligations	12
Supplemental balance sheet information related to leases was as follows:

June 30, 2020
(in millions)
Operating Leases
Operating lease right-of-use assets	$278

Operating lease liabilities, current	$40
Operating lease liabilities, noncurrent	306
Total operating lease liabilities	$346

Weighted Average Remaining Lease Term
Operating leases	8 years
Weighted Average Discount Rate
Operating leases	4.57%

Maturities of lease liabilities were as follows:

Years	Operating Leases
(in millions)
2020	$27
2021	54
2022	51
2023	48
2024	47
Thereafter	192
Total lease payments	419
Less imputed interest	(73)
Total	$346
As of June 30, 2020, there have been no leases entered into that have not yet commenced.
7. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2019	$1,297	$464	$1,761
Acquisitions	—	—	—
Other adjustments	9	—	9
Balance at June 30, 2020	$1,306	$464	$1,770
______________________________________
(a)Other adjustments during the nine months ended June 30, 2020 represent foreign currency movements
The Company performs its annual goodwill impairment test in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”) during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	June 30, 2020	September 30, 2019
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$863	$855
Music publishing copyrights	26 years	1,567	1,539
Artist and songwriter contracts	13 years	850	841
Trademarks	18 years	54	53
Other intangible assets	7 years	64	59
Total gross intangible asset subject to amortization		3,398	3,347
Accumulated amortization		(1,774)	(1,624)
Total net intangible assets subject to amortization		1,624	1,723
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	152	151
Total net intangible assets		$1,776	$1,874

8. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	June 30, 2020	September 30, 2019
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2023 (b)	1,315	1,313
5.000% Senior Secured Notes due 2023 (c)	298	298
4.125% Senior Secured Notes due 2024 (d)	346	336
4.875% Senior Secured Notes due 2024 (e)	218	218
3.625% Senior Secured Notes due 2026 (f)	501	488
5.500% Senior Notes due 2026 (g)	322	321
Total long-term debt, including the current portion (h)	$3,000	$2,974
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $13 million at both June 30, 2020 and September 30, 2019. There were no loans outstanding under the Revolving Credit Facility at June 30, 2020 or September 30, 2019. On April 3, 2020, Acquisition Corp. entered into an amendment to the Revolving Credit Facility which, among other things, increased the commitments under the Revolving Credit Facility from an aggregate principal amount of $180 million to an aggregate principal amount of $300 million.
(b)Principal amount of $1.326 billion at both June 30, 2020 and September 30, 2019 less unamortized discount of $3 million and $3 million and unamortized deferred financing costs of $8 million and $10 million at June 30, 2020 and September 30, 2019, respectively.
(c)Principal amount of $300 million less unamortized deferred financing costs of $2 million at both June 30, 2020 and September 30, 2019, respectively. On June 16, 2020, Acquisition Corp. announced a cash tender offer to purchase any and all of the 5.000% Senior Secured Notes due 2023 (the “5.000% Senior Secured Notes”). On June 30, 2020, Acquisition Corp. announced that $244 million of the aggregate principal amount outstanding had tendered and been accepted in the tender offer. Also on June 30, 2020, Acquisition Corp. issued a notice of redemption calling the remaining outstanding 5.000% Senior Secured Notes not tendered in the tender offer. An additional $295,000 was accepted in the tender offer on July 14, 2020 and the remainder of the 5.000% Senior Secured Notes were redeemed on August 1, 2020. See Note 15.
(d)Face amount of €311 million at both June 30, 2020 and September 30, 2019. Above amounts represent the dollar equivalent of such note at June 30, 2020 and September 30, 2019. Principal amount of $349 million and $340 million less unamortized deferred financing costs of $3 million and $4 million at June 30, 2020 and September 30, 2019, respectively. On June 30,

2020, Acquisition Corp. redeemed all of the outstanding aggregate principal amount, or €311 million, of its 4.125% Senior Secured Notes due 2024 (the “4.125% Senior Secured Notes”). See Note 15.
(e)Principal amount of $220 million less unamortized deferred financing costs of $2 million at both June 30, 2020 and September 30, 2019, respectively. On June 30, 2020, Acquisition Corp. redeemed all of the outstanding aggregate principal amount, or $220 million, of its 4.875% Senior Secured Notes due 2024 (the “4.875% Senior Secured Notes”). See Note 15.
(f)Face amount of €445 million at both June 30, 2020 and September 30, 2019. Above amounts represent the dollar equivalent of such note at June 30, 2020 and September 30, 2019. Principal amount of $499 million and $487 million at June 30, 2020 and September 30, 2019, respectively, an additional issuance premium of $7 million, less unamortized deferred financing costs of $5 million at both June 30, 2020 and September 30, 2019.
(g)Principal amount of $325 million less unamortized deferred financing costs of $3 million at both June 30, 2020 and September 30, 2019.
(h)Principal amount of debt of $3.019 billion and $2.998 billion, an additional issuance premium of $7 million and $8 million, less unamortized discount of $3 million and $3 million and unamortized deferred financing costs of $23 million and $29 million at June 30, 2020 and September 30, 2019, respectively.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of June 30, 2020 Acquisition Corp. had issued and outstanding the 3.625% Senior Secured Notes due 2026 and the 5.500% Senior Notes due 2026 (together, the “Acquisition Corp. Notes”). On June 29, 2020, Acquisition Corp. issued the 2.750% Senior Secured Notes due 2028 and the 3.875% Senior Secured Notes due 2030 (the “Secured Notes”). See Note 15 for further information.
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
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, the ability of the Company and Holdings to obtain funds from their subsidiaries is restricted by the indentures for the Acquisition Corp. Notes and the Secured Notes, as well as the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility and the Senior Term Loan Facility.
Recent Transactions
Revolving Credit Agreement Amendment
On April 3, 2020, Acquisition Corp. entered into an amendment (the “Second Amendment”) to the Revolving Credit Agreement, dated January 31, 2018 (as amended by the amendment dated October 9, 2019), among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s senior secured revolving credit facility (the “Revolving Credit Facility”) with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Second Amendment (among other changes) (i) increases the commitments under the Revolving Credit Facility from an aggregate principal amount of $180 million to an aggregate principal amount of $300 million, (ii) extends the final maturity date of the Revolving Credit Facility from January 31, 2023 to April 3, 2025, (iii) reduces the interest margin applicable to the loans upon achievement of certain leverage ratios based on a leverage-based pricing grid, (iv) reduces the commitment fee based on a leverage-based pricing grid and limits commitment fees to be paid only on unused amounts of commitments, (v) increases the maximum letter of credit exposure permitted under the Revolving Credit Facility from $50 million to $90 million, (vi) increases the springing financial maintenance covenant from a Senior Secured Indebtedness to EBITDA Ratio of 4.75:1.00 to a Senior Secured Indebtedness to EBITDA Ratio of 5.00:1.00 and provides that the covenant shall not be tested unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $105 million, (vii) adds covenant suspension upon achievement of an investment grade rating or a Total Indebtedness to EBITDA Ratio of 3.25:1.00, and (viii) adds certain exceptions and increases certain baskets in connection with Acquisition Corp.’s negative covenants, including those related to the incurrence of indebtedness, liens and restricted payments. The Company incurred approximately $1 million in financing fees associated with the Second Amendment which were capitalized and will be amortized over the amended term of the Revolving Credit Facility.
Redemption of 4.125% Senior Secured Notes
On June 30, 2020, Acquisition Corp. redeemed all of the outstanding aggregate principal amount, or €311 million, of the 4.125% Senior Secured Notes. See Note 15.

Redemption of 4.875% Senior Secured Notes
On June 30, 2020, Acquisition Corp. redeemed all of the outstanding aggregate principal amount, or $220 million, of the 4.875% Senior Secured Notes. See Note 15.
Tender Offer for 5.000% Senior Secured Notes
On June 16, 2020, Acquisition Corp. announced a cash tender offer to purchase any and all of the 5.000% Senior Secured Notes. On June 30, 2020, Acquisition Corp. announced that $244 million of the aggregate principal amount outstanding had tendered and been accepted in the tender offer. On June 30, 2020, Acquisition Corp. issued a notice of redemption calling the remaining outstanding 5.000% Senior Secured Notes not tendered in the tender offer for redemption on August 1, 2020. An additional $295,000 tendered and was accepted in the tender offer on July 14, 2020, and the remainder was redeemed on August 1, 2020. See Note 15.
Historical Transactions
3.625% Senior Secured Notes Offerings
On October 9, 2018, Acquisition Corp. issued and sold €250 million in aggregate principal amount of 3.625% Senior Secured Notes due 2026 (the “3.625% Secured Notes”). Net proceeds of the offering were used to pay the purchase price of the acquisition of EMP, to redeem €34.5 million of the 4.125% Secured Notes (as described below), purchase $30 million of Acquisition Corp.’s 4.875% Senior Secured Notes (as described above) on the open market and to redeem $26.55 million of the 5.625% Senior Secured Notes (as described below).
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
Partial Redemption of 4.125% Senior Secured Notes
On October 12, 2018, Acquisition Corp. redeemed €34.5 million aggregate principal amount of its 4.125% Senior Secured Notes due 2024 (the “4.125% Secured Notes”) using a portion of the proceeds from the offering of the 3.625% Secured Notes described above. The redemption price for the 4.125% Secured Notes was approximately €36.17 million, equivalent to 103% of the principal amount of the 4.125% Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was October 12, 2018. Following the partial redemption of the 4.125% Secured Notes, €311 million of the 4.125% Secured Notes remain outstanding. The Company recorded a loss on extinguishment of debt of approximately $2 million for the nine months ended June 30, 2019, which represents the premium paid on early redemption and unamortized deferred financing costs related to the partial redemption of this note.
Open Market Purchase
On October 9, 2018, Acquisition Corp. purchased, in the open market, $30 million aggregate principal amount of its outstanding 4.875% Senior Secured Notes due 2024 (the “4.875% Secured Notes”). The acquired notes were subsequently retired. Following retirement of the acquired notes, $220 million of the 4.875% Secured Notes remain outstanding. The Company recorded a loss on extinguishment of debt of less than $1 million for the nine months ended June 30, 2019, which represents the unamortized deferred financing costs related to the open market purchase.
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
On April 16, 2019, Acquisition Corp. issued a conditional notice of redemption for all of its 5.625% Secured Notes due 2022 currently outstanding. Settlement of the called 5.625% Secured Notes occurred on May 16, 2019. The Company recorded a loss on extinguishment of debt of approximately $4 million for the three and nine months ended June 30, 2019, which represents the premium paid on early redemption and unamortized deferred financing costs.

Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.11x at June 30, 2020, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. Please refer to Note 11 of our consolidated financial statements for further discussion.
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is April 3, 2025.
Maturities of Senior Notes and Senior Secured Notes
As of June 30, 2020, there are no scheduled maturities of notes until 2023, when $300 million is scheduled to mature, all of which was tendered or redeemed as discussed above. Thereafter, $1.394 billion is scheduled to mature of which $569 million was redeemed and refinanced with new senior secured notes. Refer to Note 15 for further information.
Interest Expense, net
Total interest expense, net was $32 million and $36 million for the three months ended June 30, 2020 and June 30, 2019, respectively. Total interest expense, net was $98 million and $108 million for the nine months ended June 30, 2020 and June 30, 2019. The weighted-average interest rate of the Company’s total debt was 4.0% at June 30, 2020, 4.3% at September 30, 2019 and 4.5% at June 30, 2019.
9. Commitments and Contingencies
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

10. Income Taxes
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
As a result of final regulations regarding the interest expense allocation rules issued by the Internal Revenue Service in December 2019, the Company concluded that it is more likely than not that the entire amount of the Company’s deferred tax assets relating to foreign tax credit carryforwards will be realized. Consequently, the Company released its $33 million valuation allowance at September 30, 2019 relating to such deferred tax assets and recognized a corresponding U.S. tax benefit of $33 million during the three months ended December 31, 2019. The Company will continue to weigh the evidence including the projections of sufficient future taxable income, foreign source income and the reversal of future taxable temporary differences to assess the future realization of our foreign tax credits.
As a result of the IPO in the three months ended June 30, 2020, the Company is subject to limitation on the deductibility of executive compensation under Internal Revenue Code (“IRC”) Section 162(m).
For the three and nine months ended June 30, 2020, the Company recorded an income tax expense of $51 million and $44 million, respectively. The income tax expense of $51 million for the three months ended June 30, 2020 is higher than the expected tax benefit at the statutory tax rate of 21% primarily due to non-deductible expenses of the Plan, non-deductible transaction costs and non-deductible executive compensation under IRC Section 162(m). The income tax expense of $44 million for the nine months ended June 30, 2020 is higher than the expected tax benefit at the statutory tax rate of 21% primarily due to non-deductible expenses of the Plan, non-deductible transaction costs and non-deductible executive compensation under IRC Section 162(m), offset by the tax benefit of the valuation allowance release relating to foreign tax credit carryforwards.
For the three and nine months ended June 30, 2019, the Company recorded an income tax benefit of $12 million and expense of $86 million, respectively. The income tax benefit for the three months ended June 30, 2019 is lower than the expected tax at the statutory tax rate of 21% primarily due to a change in components of forecasted income that resulted in a decrease of the GILTI impact and higher foreign tax credit utilization. The income tax expense for the nine months ended June 30, 2019 is higher than the expected tax at the statutory tax rate of 21% primarily due to GILTI, non-deductible expenses of the Plan, U.S. state and local taxes, foreign income taxed at rates higher than the U.S. statutory tax rate, income withholding taxes, foreign losses with no tax benefit offset by the tax benefit of a reduction in foreign income tax rates.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2020 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
11. Derivative Financial Instruments
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
In prior periods, certain foreign currency forward exchange contracts were designated and qualified as cash flow hedges under the criteria prescribed in ASC 815. The Company recorded these contracts at fair value on its balance sheet and gains or losses on these contracts were deferred in equity (as a component of comprehensive income (loss)). These deferred gains and losses were recognized in income in the period in which the related royalties and license fees being hedged were received and recognized in income. However, to the extent that any of these contracts were not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts were immediately recognized in the consolidated statement of operations.
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s long-term debt. The interest rate swap instruments are designated and qualify as cash flow hedges under the criteria prescribed in ASC 815. The Company records these contracts at fair value on its balance sheet and gains or losses on these contracts are deferred in equity (as a component of comprehensive income (loss)).
The fair value of foreign currency forward exchange contracts is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs) which is discussed further in Note 14. Additionally, netting provisions are provided for in existing International Swap and Derivative Association Inc. agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within other current assets or other current liabilities in the Company’s consolidated balance sheets.
The Company’s hedged interest rate transactions as of June 30, 2020 are expected to be recognized within 4 years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 14. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income (expense) in the period measured.
The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
As of June 30, 2020, the Company had outstanding hedge contracts for the sale of $121 million and the purchase of $61 million of foreign currencies at fixed rates that will be settled by September 2020. As of June 30, 2020, the Company had no unrealized deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2019, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.
As of June 30, 2020, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $30 million of unrealized deferred losses in comprehensive income related to the interest rate swaps. As of September 30, 2019, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $8 million of unrealized deferred losses in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax losses of $2 million and no unrealized pre-tax gains or losses related to its foreign currency forward exchange contracts in the consolidated statement of operations as other (expense) income for the nine months ended June 30, 2020. The Company recorded realized pre-tax gains of $2 million and unrealized pre-tax gains of $2 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other income for the nine months ended June 30, 2019. The unrealized pre-tax losses of the Company’s foreign exchange forward contracts recorded in other comprehensive income were $1 million for the nine months ended June 30, 2019.
The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the nine months ended June 30, 2020 were $29 million. The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the nine months ended June 30, 2019 were $15 million.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at June 30, 2020 and September 30, 2019:

	June 30, 2020 (a)	September 30, 2019 (b)
	(in millions)
Other current assets	$1	$—
Other current liabilities	(1)	—
Other noncurrent assets	—	2
Other noncurrent liabilities	(40)	(13)

______________________________________
(a)$2 million and $2 million of foreign exchange derivative contracts in current asset and liability positions, respectively, and $40 million of interest rate swaps in noncurrent liability positions.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
June 30, 2020
Revenues	$861	$149	$—	$1,010
Operating income (loss)	(160)	14	(287)	(433)
Amortization of intangible assets	30	17	—	47
Depreciation of property, plant and equipment	11	2	2	15
OIBDA	(119)	33	(285)	(371)
June 30, 2019
Revenues	$913	$147	$(2)	$1,058
Operating income (loss)	85	18	(45)	58
Amortization of intangible assets	34	17	—	51
Depreciation of property, plant and equipment	12	1	2	15
OIBDA	131	36	(43)	124

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Nine Months Ended	(in millions)
June 30, 2020
Revenues	$2,852	$488	$(3)	$3,337
Operating income (loss)	67	58	(442)	(317)
Amortization of intangible assets	89	52	—	141
Depreciation of property, plant and equipment	42	4	7	53
OIBDA	198	114	(435)	(123)
June 30, 2019
Revenues	$2,887	$470	$(6)	$3,351
Operating income (loss)	382	67	(122)	327
Amortization of intangible assets	109	51	—	160
Depreciation of property, plant and equipment	31	4	8	43
OIBDA	522	122	(114)	530

13. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $43 million and $50 million during the three months ended June 30, 2020 and June 30, 2019, respectively. The Company made interest payments of approximately $108 million and $120 million during the nine months ended June 30, 2020 and June 30, 2019, respectively. The Company paid approximately $18 million and $22 million of income and withholding taxes, net of refunds, for the three months ended June 30, 2020 and June 30, 2019, respectively. The Company paid approximately $58 million and $40 million of income and withholding taxes, net of refunds, during the nine months ended June 30, 2020 and June 30, 2019, respectively.
Dividends
The Company’s ability to pay dividends may be restricted by covenants in certain of the indentures governing its notes and in the credit agreements for the Senior Term Loan Facility and the Revolving Credit Facility.
In the first quarter of fiscal year 2019, the Company instituted a regular quarterly dividend policy whereby it intended to pay a modest regular quarterly dividend in each of the first three fiscal quarters and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. In connection with the IPO, the Company amended its dividend policy whereby it intends to pay quarterly cash dividends of $0.12 per share to holders of its Class A Common Stock and Class B Common Stock. The Company expects to pay the first dividend under this policy in September 2020. The declaration of each dividend will continue to be at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, earnings, liquidity and capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by Delaware law, general business conditions and any other factors that the Company’s board of directors deems relevant in making such a determination. Therefore, there can be no assurance that the Company will pay any dividends to holders of the Company’s common stock, or as to the amount of any such dividends.
Prior to the completion of the IPO, the Company’s board of directors declared cash dividends to common stockholders of $37.5 million on each of December 16, 2019 and March 25, 2020, $206 million on September 23, 2019, and $31.25 million on June 28, 2019. Dividends were recorded as an accrual as of the end of periods in which they were declared and paid to stockholders in the quarterly reporting period subsequent to declaration.
Depreciation Expense
During the nine months ended June 30, 2020, the Company recorded depreciation expense of $53 million, which included a one-time charge of $10 million representing the difference between the net book value of a building and its expected recoverable value.
COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a global pandemic by the World Health Organization. Government-imposed mandates limiting public assembly and requiring that non-essential businesses close have adversely impacted the Company’s operations, including touring and physical product distribution, for the three and nine months ended June 30, 2020. It is unclear how long government-imposed mandates and restrictions will last and to what extent the global pandemic will impact demand for the Company’s music and related services, even as federal, state, local and foreign governmental start to lift restrictions.
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
Termination of Access Management Agreement
Prior to the IPO, the Company and Holdings were party to a management agreement with Access (the “Management Agreement”), pursuant to which Access provided the Company and its subsidiaries with financial, investment banking, management, advisory and other services. As a result of the completion of the IPO, the Management Agreement terminated in accordance with its terms and the Company paid to Access a one-time termination fee and a fee for transaction services in an aggregate amount of $60 million. The Company recorded these fees in June 2020 and they appear within selling, general and administrative expenses in the consolidated statements of operations for both the three and nine months ended June 30, 2020.

14. Fair Value Measurements
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
In accordance with the fair value hierarchy, described above, the following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2020 and September 30, 2019.

	Fair Value Measurements as of June 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$1	$—	$1
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(1)	—	(1)
Other Noncurrent Assets:
Equity Method Investment (d)	—	42	—	42
Other Noncurrent Liabilities:
Interest Rate Swaps (c)	—	(40)	—	(40)
Total	$—	$2	$—	$2

	Fair Value Measurements as of September 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(9)	$(9)
Other Noncurrent Assets:
Equity Method Investment (d)	—	40	—	40
Interest Rate Swap	—	2	—	2
Other Noncurrent Liabilities:
Interest Rate Swap	—	(13)	—	(13)
Total	$—	$29	$(9)	$20
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
(c)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of June 30, 2020 for contracts involving the same attributes and maturity dates.
(d)The fair value of equity method investment represents an equity method investment acquired in fiscal 2019 whereby the Company has elected the fair value option under ASC 825, Financial Instruments (“ASC 825”). The valuation is based upon quoted prices in active markets and model-based valuation techniques to determine fair value.
The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2019	$(9)
Additions	—
Reductions	7
Payments	2
Balance at June 30, 2020	$—
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three and nine months ended June 30, 2020. In addition, there were no observable price changes events that were completed during the three and nine months ended June 30, 2020.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2020, the fair value of the Company’s debt was $3.043 billion. Based on the level of interest rates prevailing at September 30, 2019, the fair value of the Company’s debt was $3.080 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.
15. Subsequent Events
Underwriters’ Option to Purchase Additional Shares of Class A Common Stock
In connection with the Company’s initial public offering, the underwriters exercised their option to purchase 11,550,000 additional shares of Class A Common Stock from certain selling stockholders on July 2, 2020, which settled on July 7, 2020. As a result, there are 421,450,000 shares of Class B Common Stock issued and outstanding and 88,550,000 shares of Class A Common Stock issued and outstanding as of August 4, 2020.
3.875% Senior Secured Notes and 2.750% Senior Secured Notes Offerings
On June 29, 2020, Acquisition Corp. issued and sold $535 million in aggregate principal amount of 3.875% Senior Secured Notes due 2030 (the “3.875% Senior Secured Notes”) and €325 million in aggregate principal amount of 2.750% Senior Secured Notes due 2028 (the “2.750% Senior Secured Notes”). Net proceeds of the offerings were used to redeem €311 million of the 4.125% Senior Secured Notes and $220 million of the 4.875% Senior Secured Notes (as described below), constituting the redemption of all of the outstanding aggregate principal amount of the 4.125% Senior Secured Notes and the 4.875% Senior Secured Notes, and the remaining proceeds were used towards the tender offer for $300 million aggregate principal amount of 5.000% Senior Secured Notes, $244 million of which was tendered and accepted on June 29, 2020 and $295,000 of which was tendered and accepted on July 14, 2020. The remainder of the 5.000% Senior Secured Notes not tendered in the tender offer were redeemed on August 1, 2020 (as described below).

Interest on the 3.875% Senior Secured Notes will accrue at the rate of 3.875% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2021. Interest on the 2.750% Senior Secured Notes will accrue at the rate of 2.750% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2021.
The 3.875% Senior Secured Notes and the 2.750% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly-owned domestic restricted subsidiaries and by any such subsidiaries that guarantee obligations of Acquisition Corp. under its existing credit facilities, subject to customary exceptions.
The indentures governing the 3.875% Senior Secured Notes and the 2.750% Senior Secured Notes (collectively, the “New Secured Notes Indenture”) do not contain many of the restrictive covenants, certain events of default and other related provisions contained in the indentures previously governing the 4.125% Senior Secured Notes and 4.875% Senior Secured Notes. The New Secured Notes Indenture contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to create liens and consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.
Redemption of 4.125% Senior Secured Notes and 4.875% Senior Secured Notes
On June 30, 2020, Acquisition Corp. redeemed in full all of the outstanding aggregate principal amount of the 4.125% Senior Secured Notes and 4.875% Senior Secured Notes, equal to €311 million aggregate principal amount of the 4.125% Senior Secured Notes and $220 million aggregate principal amount of the 4.875% Senior Secured Notes, using a portion of the proceeds from the offering of 3.875% Senior Secured Notes and 2.750% Senior Secured Notes described above. The redemption price for the 4.125% Senior Secured Notes was approximately €322 million, equivalent to 103.094% of the principal amount of the 4.125% Senior Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was June 30, 2020. The redemption price for the 4.875% Senior Secured Notes was approximately $230 million, equivalent to 103.656% of the principal amount of the 4.875% Senior Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was June 30, 2020. The Company expects to record a loss on extinguishment of debt of approximately $23 million in the fourth quarter of fiscal year 2020 as a result of these redemptions, which represents the premium paid on early redemption and unamortized deferred financing costs.
Tender Offer and Redemption of 5.000% Senior Secured Notes
On June 16, 2020, Acquisition Corp. announced a cash tender offer to purchase any and all of the 5.000% Senior Secured Notes. On June 30, 2020, Acquisition Corp. announced that $244 million of the aggregate principal amount of $300 million outstanding had tendered and been accepted in the tender offer. Also on June 30, 2020, Acquisition Corp. issued a notice of redemption calling the remaining outstanding 5.000% Senior Secured Notes not tendered in the tender offer for redemption on August 1, 2020. An additional $295,000 tendered and was accepted in the tender offer on July 14, 2020 and Acquisition Corp. redeemed all 5.000% Senior Secured Notes that were not tendered and accepted for purchase in the tender offer and consent solicitation on August 1, 2020 at the then-applicable redemption price of 101.250%. The Company expects to record a loss on extinguishment of debt of approximately $7 million in the fourth quarter of fiscal year 2020 as a result of this tender offer and redemption, which represents the premium to tender and unamortized deferred financing costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 (the “Quarterly Report”).
“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report includes forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms or the negative thereof. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include, without limitation, our ability to compete in the highly competitive markets in which we operate, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music, including through new distribution channels and formats to capitalize on the growth areas of the music entertainment industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music entertainment industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, our success in limiting piracy, the growth of the music entertainment industry and the effect of our and the industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase or retire our outstanding debt or notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, our ability to fund our future capital needs and the effect of litigation on us.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•risks related to the effects of natural or man-made disasters, including pandemics such as COVID-19;
•our ability to identify, sign and retain recording artists and songwriters and the existence or absence of superstar releases;
•our inability to compete successfully in the highly competitive markets in which we operate;
•the ability to further develop a successful business model applicable to a digital environment and to enter into artist services and expanded-rights deals with recording artists in order to broaden our revenue streams in growing segments of the music entertainment business;
•the popular demand for particular recording artists and/or songwriters and music and the timely delivery to us of music by major recording artists and/or songwriters;
•the diversity and quality of our recording artists, songwriters and releases;
•slower growth in streaming adoption and revenue;
•our dependence on a limited number of digital music services for the online distribution and marketing of our music and their ability to significantly influence the pricing structure for online music stores;
•trends, developments or other events in some foreign countries in which we operate;
•risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;
•unfavorable currency exchange rate fluctuations;

•the impact of heightened and intensive competition in the recorded music and music publishing industries and our inability to execute our business strategy;
•significant fluctuations in our operations, cash flows and the trading price of our common stock from period to period;
•our failure to attract and retain our executive officers and other key personnel;
•a significant portion of our revenues are subject to rate regulation either by government entities or by local third-party collecting societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability;
•risks associated with obtaining, maintaining, protecting and enforcing our intellectual property rights;
•our involvement in intellectual property litigation;
•threats to our business associated with digital piracy, including organized industrial piracy;
•an impairment in the carrying value of goodwill or other intangible and long-lived assets;
•our failure to have full control and ability to direct the operations we conduct through joint ventures;
•the impact of, and risks inherent in, acquisitions or other business combinations;
•risks inherent to our outsourcing certain finance and accounting functions;
•the fact that we have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings;
•our ability to maintain the security of information relating to our customers, employees and vendors and our music;
•risks related to evolving laws and regulations concerning data privacy which might result in increased regulation and different industry standards;
•legislation limiting the terms by which an individual can be bound under a “personal services” contract;
•a potential loss of catalog if it is determined that recording artists have a right to recapture U.S. rights in their recordings under the U.S. Copyright Act;
•potential employment and withholding liabilities if our recording artists and songwriters are characterized as employees;
•any delays and difficulties in satisfying obligations incident to being a public company;
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
•the dual class structure of our common stock and Access’s existing ownership of our Class B Common Stock have the effect of concentrating control over our management and affairs and over matters requiring stockholder approval with Access;
•risks related to the Plan; and
•risks related to other factors discussed under “Risk Factors” of this Quarterly Report, in the prospectus filed pursuant to Rule 424(b) dated as of June 3, 2020 and filed with the Securities and Exchange Commission on June 4, 2020 (the “Prospectus”) and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report are qualified by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Other risks, uncertainties and factors, including those discussed in the “Risk Factors” of this Quarterly Report, the Prospectus and our Annual Report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the factors described in the “Risk Factors” section of this Quarterly Report, the Prospectus and our Annual Report on our Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
INTRODUCTION
Warner Music Group Corp. (the “Company”) was formed on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music entertainment companies.
On June 5, 2020, the Company completed an IPO of 77,000,000 shares of Class A Common Stock at a public offering price of $25 per share. The offering consisted entirely of secondary shares sold by Access and certain related selling stockholders. On July 7, 2020, the Company completed the sale of an additional 11,550,000 shares of Class A Common Stock from the selling stockholders to the underwriters of the Company’s IPO pursuant to the exercise by the underwriters of their option to purchase additional shares of Class A Common Stock. We did not receive any of the proceeds of the IPO or exercise of the underwriters’ option.
Following completion of the IPO and the exercise in full of the underwriters’ option to purchase additional shares, Access holds an aggregate of 421,450,000 shares of Class B Common Stock, representing approximately 99% of the total combined voting power of the Company’s outstanding common stock and approximately 83% of the economic interest. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ. See Item 1A. Risk Factors — Risks Related to Our Controlling Stockholder.
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
•Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2020 and June 30, 2019. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2020 and June 30, 2019, as well as a discussion of our financial condition and liquidity as of June 30, 2020. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.
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
In the United States, our Recorded Music business is conducted principally through our major record labels—Atlantic Records and Warner Records. In October 2018, we launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels. Our Recorded Music business also includes Rhino Entertainment, a division that specializes in marketing our recorded music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music business through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’ Records, Warner Classics and Warner Music Nashville.
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
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles, with operations in over 70 countries through various subsidiaries, affiliates and non-affiliated licensees and sub-publishers. We own or control rights to more than 1.4 million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 80,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner

Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
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
In January 2020, a new strain of coronavirus, COVID-19, was identified in Wuhan, China. On March 11, 2020, the World Health Organization declared a global pandemic. The global pandemic and governmental responses thereto have disrupted physical and manufacturing supply chains and required the closures of physical retailers, resulting in declines in our physical revenue streams. Additionally, the requirement that people stay in their homes has impacted our business in other ways, such as, making it impossible to hold live concert tours, adversely impacting our concert promotion business and the sale of merchandise, delaying the release of new recordings and disrupting the production and release of motion pictures and television programs, which has negatively affected licensing revenue in our Recorded Music business and synchronization revenue in our Music Publishing business. The disruption from the COVID-19 pandemic may accelerate growth of other revenue streams such as fitness and interactive gaming (including augmented reality and virtual reality). Our results of operations, cash flows and financial condition at and for the three and nine months ended June 30, 2020 were adversely affected by the global pandemic. In addition to the impact resulting from the business disruption, the Company recognized one-time charges of $13 million impacting OIBDA and a total of $18 million impacting net income for the nine months ended June 30, 2020. No such charges were incurred for the three months ended June 30, 2020.
Initial Public Offering
On June 5, 2020, we completed an IPO of 77,000,000 shares of Class A Common Stock, par value $0.001 per share at a public offering price of $25 per share. On July 7, 2020, we completed a sale of an additional 11,550,000 shares of Class A Common Stock from the selling stockholders to the underwriters of the IPO pursuant to the exercise by the underwriters of their option to purchase additional shares of Class A Common Stock.
The sale of shares through the offering consisted entirely of secondary shares sold by Access. We did not receive any proceeds resulting from the sale and listing of shares. As a result, we incurred one-time costs associated with the IPO of approximately $86 million and $90 million for the three and nine months ended June 30, 2020, respectively. Going forward, our results of operations will include expenses associated with being a public company, including auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. For the three months ended June 30, 2020, costs associated with being a public company were not material.

Senior Management Free Cash Flow Plan
On June 5, 2020, we amended our Senior Management Free Cash Flow Plan (the “Plan”), which pays annual bonuses to certain executives based on our free cash flow and offers participants the opportunity to share in the appreciation of the value of our common stock, to remove the cash-settlement feature of the awards issued previously under the Plan. Our results of operations were adversely impacted by non-cash stock-based compensation charges of $436 million and $593 million for the three and nine months ended June 30, 2020, respectively, which reflect the mark-to-market adjustment through the modification date of the Plan for the change in value of our common stock upon consummation of the IPO. We incurred non-cash stock-based compensation charges of $13 million and $23 million for the three and nine months ended June 30, 2019, respectively.
Subsequent to the amendment, the awards issued under the Plan will no longer be adjusted for changes in the value of our common stock. We will continue to incur non-cash stock-based compensation expense for awards that were unvested as of the modification date of the Plan and for any future awards that may be issued under the Plan.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Revenue by Type
Digital	$630	$584	$46	8%
Physical	51	95	(44)	-46%
Total Digital and Physical	681	679	2	—%
Artist services and expanded-rights	124	158	(34)	-22%
Licensing	56	76	(20)	-26%
Total Recorded Music	861	913	(52)	-6%
Performance	27	36	(9)	-25%
Digital	90	65	25	38%
Mechanical	8	13	(5)	-38%
Synchronization	22	29	(7)	-24%
Other	2	4	(2)	-50%
Total Music Publishing	149	147	2	1%
Intersegment eliminations	—	(2)	2	-100%
Total Revenues	$1,010	$1,058	$(48)	-5%
Revenue by Geographical Location
U.S. Recorded Music	$358	$395	$(37)	-9%
U.S. Music Publishing	74	71	3	4%
Total U.S.	432	466	(34)	-7%
International Recorded Music	503	518	(15)	-3%
International Music Publishing	75	76	(1)	-1%
Total International	578	594	(16)	-3%
Intersegment eliminations	—	(2)	2	-100%
Total Revenues	$1,010	$1,058	$(48)	-5%
Total Revenues
Total revenues decreased by $48 million, or 5%, to $1,010 million for the three months ended June 30, 2020 from $1,058 million for the three months ended June 30, 2019. The decrease includes $16 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 85% and 15% of total revenue for the three months ended June 30, 2020, respectively, and 86% and 14% of total revenue for the three months ended June 30, 2019. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenues for the three months ended June 30, 2020, respectively, and 44% and 56% of total revenues for the three months ended June 30, 2019, respectively.
Total digital revenues after intersegment eliminations increased by $72 million, or 11%, to $720 million for the three months ended June 30, 2020 from $648 million for the three months ended June 30, 2019. Total digital revenues represented 71% and 61% of consolidated revenues for the three months ended June 30, 2020 and June 30, 2019, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2020 were comprised of U.S. revenues of $363 million and international revenues of $357 million, or 50% of total digital revenues for each of U.S. and international revenues. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2019 were comprised of U.S. revenues of $343 million and international revenues of $306 million, or 53% and 47% of total digital revenues, respectively.

Recorded Music revenues decreased by $52 million, or 6%, to $861 million for the three months ended June 30, 2020 from $913 million for the three months ended June 30, 2019. The decrease includes $14 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $358 million and $395 million, or 42% and 43%, of consolidated Recorded Music revenues for the three months ended June 30, 2020 and June 30, 2019, respectively. International Recorded Music revenues were $503 million and $518 million, or 58% and 57%, of consolidated Recorded Music revenues for the three months ended June 30, 2020 and June 30, 2019, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in physical, artist services and expanded-rights, and licensing revenue, partially offset by increases in digital revenue. Physical revenue decreased by $44 million primarily due to the impact of the COVID-19 business disruption resulting in lower physical sales, continued shift from physical revenue to digital revenue, and timing of releases and carryover success in the prior-year quarter. Artist services and expanded-rights revenue decreased by $34 million primarily due to timing of touring activity and the impact of COVID-19, which resulted in tour postponements and cancellations and decreased merchandising revenues. Licensing revenue decreased by $20 million primarily due to the impact of COVID-19, which resulted in lower advertising and deal activity. Partially offsetting these decreases was an increase of digital revenue by $46 million as a result of the continued growth in streaming services and strength of releases, which included carryover success from Roddy Ricch, Dua Lipa, Lil Uzi Vert, Tones and I, and Ed Sheeran. Revenue from streaming services grew by $49 million to $589 million for the three months ended June 30, 2020 from $540 million for the three months ended June 30, 2019. Digital revenue growth was partially offset by decreases in digital download and other digital declines of $3 million to $41 million for the three months ended June 30, 2020 from $44 million for the three months ended June 30, 2019 due to the continued shift to streaming services. Digital revenue was not materially impacted by COVID-19 in the quarter.
Music Publishing revenues increased by $2 million, or 1%, to $149 million for the three months ended June 30, 2020 from $147 million for the three months ended June 30, 2019. U.S. Music Publishing revenues were $74 million and $71 million, or 50% and 48%, of consolidated Music Publishing revenues for the three months ended June 30, 2020 and June 30, 2019, respectively. International Music Publishing revenues were $75 million and $76 million or 50% and 52%, of consolidated Music Publishing revenues for the three months ended June 30, 2020 and June 30, 2019, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $25 million, partially offset by decreases in performance revenue of $9 million, synchronization revenue of $7 million, and mechanical revenue of $5 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services and timing of digital deals. The decline in performance revenue and synchronization revenue is primarily driven by the impact from COVID-19. The decline in mechanical revenue is driven by the continued market decline in physical revenue, timing of distributions and the impact from COVID-19.
Revenue by Geographical Location
U.S. revenue decreased by $34 million, or 7%, to $432 million for the three months ended June 30, 2020 from $466 million for the three months ended June 30, 2019. U.S. Recorded Music revenue decreased by $37 million, or 9%. The primary driver was the decrease in U.S. Recorded Music physical revenue of $22 million driven by general market decline, impact of COVID-19, and timing of releases, as well as a decrease of U.S. Recorded Music artist services and expanded-rights revenue of $21 million primarily due to the impact of COVID-19. Partially offsetting this decrease is an increase of U.S. Recorded Music digital revenue of $10 million driven by the continued growth in streaming services. U.S. Music Publishing revenue increased by $3 million, or 4%, to $74 million for the three months ended June 30, 2020 from $71 million for the three months ended June 30, 2019. This was primarily driven by the increase in U.S. Music Publishing of $10 million in digital revenue due to the continued growth in streaming services, partially offset by decreases in synchronization revenue and performance revenue of $4 million and $3 million, respectively, primarily due to the impact of COVID-19.

International revenue decreased by $16 million, or 3%, to $578 million for the three months ended June 30, 2020 from $594 million for the three months ended June 30, 2019. Excluding the unfavorable impact of foreign currency exchange rates, International revenue remained flat. International Recorded Music revenue decreased by $15 million primarily due to decreases in physical revenue of $22 million, licensing revenue of $16 million, and artist services and expanded-rights revenue of $13 million, partially offset by increases in digital revenue of $36 million. International Recorded Music physical revenue decreased by $22 million due to the continued shift from physical revenue to digital revenue, impact of COVID-19, timing of releases and carryover success in the prior-year quarter. International Recorded Music licensing revenue decreased by $16 million primarily due to the impact of COVID-19. International Recorded Music artist services and expanded-rights revenue decreased by $13 million primarily due to the impact of COVID-19, which resulted in tour postponements and cancellations and decreased merchandising revenues, and timing of larger tours in Japan and France in the prior-year quarter. The increase in International Recorded Music digital revenue was due to continued growth in streaming services internationally. International Music Publishing revenue decreased from the prior-year quarter by $1 million to $75 million for the three months ended June 30, 2020. This was primarily driven by decreases in performance revenue of $6 million, mechanical revenue of $4 million, and synchronization revenue of $3 million, partially offset by an increase in digital revenue of $15 million. The decline in performance revenue and synchronization revenue is primarily driven by the impact from COVID-19. The decline in mechanical revenue is driven by lower private copy income in France, the continued market decline in physical revenue and the impact from COVID-19. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services.
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$367	$372	$(5)	-1%
Product costs	160	205	(45)	-22%
Total cost of revenues	$527	$577	$(50)	-9%
Artist and repertoire costs decreased by $5 million, to $367 million for the three months ended June 30, 2020 from $372 million for the three months ended June 30, 2019. Artist and repertoire costs as a percentage of revenue increased to 36% for the three months ended June 30, 2020 from 35% for the three months ended June 30, 2019.
Product costs decreased by $45 million, to $160 million for the three months ended June 30, 2020 from $205 million for the three months ended June 30, 2019. Product costs as a percentage of revenue decreased to 16% for the three months ended June 30, 2020 from 19% for the three months ended June 30, 2019. Decreases in product costs relate to revenue mix, specifically the decrease in physical and artist services and expanded-rights revenue.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$717	$191	$526	—%
Selling and marketing expense	133	155	(22)	-14%
Distribution expense	19	26	(7)	-27%
Total selling, general and administrative expense	$869	$372	$497	—%
______________________________________
(1)Includes depreciation expense of $15 million for both the three months ended June 30, 2020 and June 30, 2019.
Total selling, general and administrative expense increased by $497 million to $869 million for the three months ended June 30, 2020 from $372 million for the three months ended June 30, 2019. Expressed as a percentage of revenue, selling, general and administrative expense increased to 86% for the three months ended June 30, 2020 from 35% for the three months ended June 30, 2019. This is primarily due to the increased non-cash stock-based compensation expense of $426 million and management agreement termination fee and IPO related expenses totaling $86 million. Excluding non-cash stock-based compensation expense, the management agreement termination fee and IPO related expenses, selling, general and administrative expense as a percentage of revenue remained constant at 34% for both the three months ended June 30, 2020 and June 30, 2019.

General and administrative expense increased by $526 million to $717 million for the three months ended June 30, 2020 from $191 million for the three months ended June 30, 2019. The increase in general and administrative expense was mainly due to higher non-cash stock-based compensation expense of $426 million, and the management agreement termination fee and IPO related expenses totaling $86 million, timing of variable compensation expense, and higher transformation initiatives costs of $5 million. Expressed as a percentage of revenue, general and administrative expense increased to 71% for the three months ended June 30, 2020 from 18% for the three months ended June 30, 2019. Excluding non-cash stock-based compensation expense, management agreement termination fee and IPO related expenses, general and administrative expense as a percentage of revenue increased to 19% for the three months ended June 30, 2020 from 17% for the three months ended June 30, 2019 due to the factors described above.
Selling and marketing expense decreased by $22 million, or 14%, to $133 million for the three months ended June 30, 2020 from $155 million for the three months ended June 30, 2019. The decrease in selling and marketing expense was primarily due to a decrease in spend as a result of the COVID-19 disruption. Expressed as a percentage of revenue, selling and marketing expense decreased to 13% for the three months ended June 30, 2020 from 15% for the three months ended June 30, 2019 due to the factors described above.
Distribution expense was $19 million for the three months ended June 30, 2020 and $26 million for the three months ended June 30, 2019. Expressed as a percentage of revenue, distribution expense decreased to 2% for the three months ended June 30, 2020 from 3% for the three months ended June 30, 2019.
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

	For the Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Net (loss) income attributable to Warner Music Group Corp.	$(520)	$13	$(533)	—%
Income attributable to noncontrolling interest	1	1	—	—%
Net (loss) income	(519)	14	(533)	—%
Income tax expense (benefit)	51	(12)	63	—%
(Loss) income before income taxes	(468)	2	(470)	—%
Other expense	3	16	(13)	-81%
Interest expense, net	32	36	(4)	-11%
Loss on extinguishment of debt	—	4	(4)	-100%
Operating (loss) income	(433)	58	(491)	—%
Amortization expense	47	51	(4)	-8%
Depreciation expense	15	15	—	—%
OIBDA	$(371)	$124	$(495)	—%
OIBDA
OIBDA decreased by $495 million to a loss of $371 million for the three months ended June 30, 2020 as compared to income of $124 million for the three months ended June 30, 2019 as a result of lower revenues and higher non-cash stock-based compensation expense, and the management agreement termination fee and IPO related expenses. Expressed as a percentage of total revenue, OIBDA margin decreased to (37)% for the three months ended June 30, 2020 from 12% for the three months ended June 30, 2019. Excluding non-cash stock-based compensation expense, management agreement termination fee and IPO related expenses, as a percentage of total revenue, OIBDA margin increased to 15% for the three months ended June 30, 2020 from 13% for the three months ended June 30, 2019 as a result of lower product costs and lower selling and marketing expense.
Amortization expense
Our amortization expense decreased by $4 million, or 8%, to $47 million for the three months ended June 30, 2020 from $51 million for the three months ended June 30, 2019. The decrease is primarily due to certain intangible assets becoming fully amortized.

Operating (loss) income
Our operating (loss) income decreased by $491 million to operating loss of $433 million for the three months ended June 30, 2020 from operating income of $58 million for the three months ended June 30, 2019. The decrease in operating (loss) income was due to the factors that led to the decrease in OIBDA.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for the three months ended June 30, 2020. We recorded a loss on extinguishment of debt in the amount of $4 million for the three months ended June 30, 2019 related to the redemption of the remaining 5.625% Senior Secured Notes.
Interest expense, net
Our interest expense, net, decreased to $32 million for the three months ended June 30, 2020 from $36 million for the three months ended June 30, 2019 due to a decline in LIBOR rates as well as lower interest rates resulting from the redemption of the 5.625% Senior Secured Notes and issuance of the 3.625% Senior Secured Notes.
Other expense
Other expense for the three months ended June 30, 2020 primarily includes foreign currency loss on our Euro-denominated debt of $16 million, unrealized loss on hedging activity of $2 million, and a loss on investment of $1 million, partially offset by unrealized gain of $14 million on the mark-to-market of an equity method investment and currency exchange gains on our intercompany loans of $3 million. This compares to the unrealized loss of $6 million on the mark-to-market of an equity method investment and a loss on our Euro-denominated debt of $10 million for the three months ended June 30, 2019.
Income tax expense (benefit)
Our income tax expense (benefit) increased by $63 million to a tax expense of $51 million for the three months ended June 30, 2020 from $12 million of a tax benefit for the three months ended June 30, 2019. The change of $63 million in income tax expense primarily relates to higher pre-tax income before non-deductible expenses of the Plan and transaction costs and impact of IRC Section 162(m) in the three months ended June 30, 2020 as compared to change in components of forecasted taxable income in the three months ended June 30, 2019.
Net (loss) income
Net (loss) income decreased by $533 million to net loss of $519 million for the three months ended June 30, 2020 from net income of $14 million for the three months ended June 30, 2019 as a result of the factors described above.
Noncontrolling interest
There was $1 million of income attributable to noncontrolling interest for both the three months ended June 30, 2020 and June 30, 2019.

Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Recorded Music
Revenues	$861	$913	$(52)	-6%
Operating (loss) income	(160)	85	(245)	—%
OIBDA	(119)	131	(250)	—%
Music Publishing
Revenues	149	147	2	1%
Operating income	14	18	(4)	-22%
OIBDA	33	36	(3)	-8%
Corporate expenses and eliminations
Revenue eliminations	—	(2)	2	-100%
Operating loss	(287)	(45)	(242)	—%
OIBDA loss	(285)	(43)	(242)	—%
Total
Revenues	1,010	1,058	(48)	-5%
Operating (loss) income	(433)	58	(491)	—%
OIBDA	(371)	124	(495)	—%
Recorded Music
Revenues
Recorded Music revenue decreased by $52 million, or 6%, to $861 million for the three months ended June 30, 2020 from $913 million for the three months ended June 30, 2019. U.S. Recorded Music revenues were $358 million and $395 million, or 42% and 43%, of consolidated Recorded Music revenues for the three months ended June 30, 2020 and June 30, 2019, respectively. International Recorded Music revenues were $503 million and $518 million, or 58% and 57%, of consolidated Recorded Music revenues for both the three months ended June 30, 2020 and June 30, 2019, respectively.
The overall decrease in Recorded Music revenue was mainly driven by decreases in physical, artist services and expanded-rights, and licensing revenue, partially offset by increases in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$271	$282	$(11)	-4%
Product costs	160	205	(45)	-22%
Total cost of revenues	$431	$487	$(56)	-11%
Recorded Music cost of revenues decreased by $56 million, or 11%, to $431 million for the three months ended June 30, 2020 from $487 million for the three months ended June 30, 2019. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 31% for both the three months ended June 30, 2020 and June 30, 2019. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs decreased to 19% for the three months ended June 30, 2020 from 22% for the three months ended June 30, 2019. The decrease in product costs relates to revenue mix, specifically decreases in physical and artist services and expanded-rights revenue.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$409	$128	$281	—%
Selling and marketing expense	132	153	(21)	-14%
Distribution expense	19	26	(7)	-27%
Total selling, general and administrative expense	$560	$307	$253	82%
______________________________________
(1)Includes depreciation expense of $11 million and $12 million for the three months ended June 30, 2020 and for the three months ended June 30, 2019, respectively.
Recorded Music selling, general and administrative expense increased by $253 million, or 82%, to $560 million for the three months ended June 30, 2020 from $307 million for the three months ended June 30, 2019. The increase in general and administrative expense was primarily due to higher non-cash stock-based compensation expense of $276 million and timing of variable compensation expense. The decrease in selling and marketing expense was primarily due to a decrease in spend resulting from the COVID-19 business disruption. The decrease in distribution expense was primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 65% for the three months ended June 30, 2020 from 34% for the three months ended June 30, 2019. Excluding non-cash stock-based compensation expense, selling, general and administrative expense as a percentage of Recorded Music revenue decreased to 32% for the three months ended June 30, 2020 from 33% for the three months ended June 30, 2019 due to the factors described above.
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Operating income	$(160)	$85	$(245)	—%
Depreciation and amortization	41	46	(5)	-11%
OIBDA	$(119)	$131	$(250)	—%
Recorded Music OIBDA decreased by $250 million to a loss of $119 million for the three months ended June 30, 2020 from income of $131 million for the three months ended June 30, 2019 as a result of lower revenues and higher non-cash stock-based compensation expense. Excluding non-cash stock-based compensation expense, Recorded Music OIBDA increased by $26 million, or 19%, for the three months ended June 30, 2020. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin decreased to (14)% for the three months ended June 30, 2020 from 14% for the three months ended June 30, 2019. Excluding non-cash stock-based compensation expense, OIBDA, as a percentage of Recorded Music revenue, increased to 19% for the three months ended June 30, 2020 from 15% for the three months ended June 30, 2019 as a result of lower product costs, selling and marketing expense, and distribution expense.
Recorded Music operating (loss) income decreased by $245 million to operating loss of $160 million for the three months ended June 30, 2020 from operating income $85 million for the three months ended June 30, 2019. Excluding non-cash stock-based compensation expense, operating income increased by $31 million to $125 million for the three months ended June 30, 2020 from $94 million for the three months ended June 30, 2019.
Music Publishing
Revenues
Music Publishing revenues increased by $2 million, or 1%, to $149 million for the three months ended June 30, 2020 from $147 million for the three months ended June 30, 2019. U.S. Music Publishing revenues were $74 million and $71 million, or 50% and 48%, of consolidated Music Publishing revenues for the three months ended June 30, 2020 and June 30, 2019, respectively. International Music Publishing revenues were $75 million and $76 million, or 50% and 52%, of consolidated Music Publishing revenues for the three months ended June 30, 2020 and June 30, 2019, respectively.

The overall increase in Music Publishing revenue was mainly driven by streaming revenue growth, partially offset by lower performance, synchronization, and mechanical revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$96	$92	$4	4%
Total cost of revenues	$96	$92	$4	4%
Music Publishing cost of revenues increased by $4 million, or 4%, to $96 million for the three months ended June 30, 2020 from $92 million for the three months ended June 30, 2019. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 64% for the three months ended June 30, 2020 from 63% for the three months ended June 30, 2019. This increase is primarily attributable to revenue mix.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$22	$19	$3	16%
Selling and marketing expense	—	1	(1)	-100%
Total selling, general and administrative expense	$22	$20	$2	10%
______________________________________
(1)Includes depreciation expense of $2 million and $1 million for the three months ended June 30, 2020 and the three months ended June 30, 2019, respectively.
Music Publishing selling, general and administrative expense increased to $22 million for the three months ended June 30, 2020 from $20 million for the three months ended June 30, 2019. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 15% for the three months ended June 30, 2020 from 14% for the three months ended June 30, 2019 due to higher employee-related and restructuring costs.
Operating income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Operating income	$14	$18	$(4)	-22%
Depreciation and amortization	19	18	1	6%
OIBDA	$33	$36	$(3)	-8%
Music Publishing OIBDA decreased by $3 million, or 8%, to $33 million for the three months ended June 30, 2020 from $36 million for the three months ended June 30, 2019. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin decreased to 22% for the three months ended June 30, 2020 from 24% for the three months ended June 30, 2019. The decrease was primarily due to higher artist and repertoire expenses and general and administrative expenses as a percentage of revenue.
Music Publishing operating income decreased by $4 million to $14 million for the three months ended June 30, 2020 from $18 million for the three months ended June 30, 2019 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $242 million for the three months ended June 30, 2020 to $287 million from $45 million for the three months ended June 30, 2019, which primarily includes an increase in non-cash stock-based compensation expense of $150 million, the management agreement termination fee and IPO related expenses totaling $86 million, and higher costs related to transformation initiatives of $5 million.
Our OIBDA loss from corporate expenses and eliminations increased by $242 million for the three months ended June 30, 2020 to $285 million from $43 million for the three months ended June 30, 2019 due to the operating loss factors noted above.

RESULTS OF OPERATIONS
Nine Months Ended June 30, 2020 Compared with Nine Months Ended June 30, 2019
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Revenue by Type
Digital	$1,889	$1,744	$145	8%
Physical	329	456	(127)	-28%
Total Digital and Physical	2,218	2,200	18	1%
Artist services and expanded-rights	427	458	(31)	-7%
Licensing	207	229	(22)	-10%
Total Recorded Music	2,852	2,887	(35)	-1%
Performance	114	135	(21)	-16%
Digital	237	195	42	22%
Mechanical	38	41	(3)	-7%
Synchronization	92	89	3	3%
Other	7	10	(3)	-30%
Total Music Publishing	488	470	18	4%
Intersegment eliminations	(3)	(6)	3	-50%
Total Revenues	$3,337	$3,351	$(14)	—%
Revenue by Geographical Location
U.S. Recorded Music	$1,191	$1,236	$(45)	-4%
U.S. Music Publishing	242	219	23	11%
Total U.S.	1,433	1,455	(22)	-2%
International Recorded Music	1,661	1,651	10	1%
International Music Publishing	246	251	(5)	-2%
Total International	1,907	1,902	5	—%
Intersegment eliminations	(3)	(6)	3	-50%
Total Revenues	$3,337	$3,351	$(14)	—%
Total Revenues
Total revenues decreased by $14 million to $3,337 million for the nine months ended June 30, 2020 from $3,351 million for the nine months ended June 30, 2019. The increase includes $44 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 85% and 15% of total revenues for the nine months ended June 30, 2020, respectively, and 86% and 14% of total revenues for the nine months ended June 30, 2019, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenues for both the nine months ended June 30, 2020 and June 30, 2019, respectively.
Total digital revenues after intersegment eliminations increased by $189 million, or 10%, to $2,125 million for the nine months ended June 30, 2020 from $1,936 million for the nine months ended June 30, 2019. Total digital revenues represented 64% and 58% of consolidated revenues for the nine months ended June 30, 2020 and June 30, 2019, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2020 were comprised of U.S. revenues of $1,094 million and international revenues of $1,032 million, or 51% and 49% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2019 were comprised of U.S. revenues of $1,028 million and international revenues of $911 million, or 53% and 47% of total digital revenues, respectively.

Recorded Music revenues decreased by $35 million, or 1%, to $2,852 million for the nine months ended June 30, 2020 from $2,887 million for the nine months ended June 30, 2019. The decrease includes $36 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $1,191 million and $1,236 million, or 42% and 43%, of consolidated Recorded Music revenues for the nine months ended June 30, 2020 and June 30, 2019, respectively. International Recorded Music revenues were $1,661 million and $1,651 million, or 58% and 57%, of consolidated Recorded Music revenues for the nine months ended June 30, 2020 and June 30, 2019, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in physical, artist services and expanded-rights, and licensing revenue, partially offset by increases in digital revenue. Physical revenue decreased by $127 million primarily due to the continued shift from physical revenue to digital revenue, timing of releases, prior-year success of Johnny Hallyday, and impact of the COVID-19 business interruption resulting in lower physical sales. Artist services and expanded-rights revenue decreased by $31 million primarily due to timing of touring activity and the impact of COVID-19, which resulted in tour postponements and cancellations and decreased merchandising revenues. Licensing revenue decreased by $22 million primarily due to the impact of COVID-19, which resulted in lower advertising and deal activity. Digital revenue increased by $145 million as a result of the continued growth in streaming services and strength of releases, which included new releases from Roddy Ricch, YoungBoy Never Broke Again, and Dua Lipa as well as carryover success from Ed Sheeran, Tones and I, Lizzo, Cardi B, and Young Thug. Revenue from streaming services grew by $185 million to $1,764 million for the nine months ended June 30, 2020 from $1,579 million for the nine months ended June 30, 2019. Digital revenue growth was partially offset by digital download and other digital declines of $40 million to $125 million for the nine months ended June 30, 2020 from $165 million for the nine months ended June 30, 2019 due to the continued shift to streaming services.
Music Publishing revenues increased by $18 million, or 4%, to $488 million for the nine months ended June 30, 2020 from $470 million for the nine months ended June 30, 2019. U.S. Music Publishing revenues were $242 million and $219 million, or 50% and 47%, of consolidated Music Publishing revenues for the nine months ended June 30, 2020 and June 30, 2019, respectively. International Music Publishing revenues were $246 million and $251 million, or 50% and 53%, of Music Publishing revenues for the nine months ended June 30, 2020 and June 30, 2019, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $42 million, partially offset by decreases in performance revenue of $21 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services. The decline in performance revenue is primarily driven by the impact of COVID-19 and timing of distributions.
Revenue by Geographical Location
U.S. revenue decreased by $22 million, or 2%, to $1,433 million for the nine months ended June 30, 2020 from $1,455 million for the nine months ended June 30, 2019. U.S. Recorded Music revenue decreased by $45 million, or 4%. The primary driver was the decrease in U.S. Recorded Music physical revenue, which decreased by $57 million driven by general market decline, impact of COVID-19, and timing of releases, as well as a decrease of U.S. Recorded Music artist services and expanded-rights revenue of $30 million primarily due to the impact of COVID-19. Partially offsetting this decrease was an increase of U.S. Recorded Music digital revenue for $39 million driven by the continued growth in streaming services. Streaming revenue increased by $62 million, partially offset by $23 million of digital download and other digital declines. U.S. Music Publishing revenue increased by $23 million to $242 million for the nine months ended June 30, 2020 from $219 million for the nine months ended June 30, 2019. This was primarily driven by the increase in U.S. Music Publishing of $27 million in digital revenue due to the continued growth in streaming services, partially offset by decreases in performance revenue of $4 million.
International revenue increased by $5 million to $1,907 million for the nine months ended June 30, 2020 from $1,902 million for the nine months ended June 30, 2019. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $49 million or 3%. International Recorded Music revenue increased by $10 million primarily due to increases in digital revenue of $106 million, partially offset by decreases in physical revenue of $70 million and licensing revenue of $25 million. The increase in International Recorded Music digital revenue was due to continued growth in streaming services internationally, partially offset by a decline in digital downloads. International Recorded Music physical revenue decreased by $70 million due to the continued shift from physical revenue to digital revenue, impact of COVID-19, timing of releases, and the prior-year physical success of Johnny Hallyday. International Recorded Music licensing revenue decreased by $25 million primarily due to the impact of COVID-19 and higher broadcast fees in the prior year. International Music Publishing revenue decreased by $5 million, or 2%, to $246 million for the nine months ended June 30, 2020 from $251 million for the nine months ended June 30, 2019. This was primarily driven by decreases in performance revenue of $17 million due to the impact of COVID-19 and timing of distribution, other revenue of $3 million, and mechanical revenue of $2 million, partially offset by increases in digital revenue of $15 million and synchronization revenue of $2 million.

Our cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$1,138	$1,145	$(7)	-1%
Product costs	589	617	(28)	-5%
Total cost of revenues	$1,727	$1,762	$(35)	-2%
Artist and repertoire costs decreased by $7 million, to $1,138 million for the nine months ended June 30, 2020 from $1,145 million for the nine months ended June 30, 2019. Artist and repertoire costs as a percentage of revenue remained constant at 34% for both the nine months ended June 30, 2020 and June 30, 2019.
Product costs decreased by $28 million, to $589 million for the nine months ended June 30, 2020 from $617 million for the nine months ended June 30, 2019. Product costs as a percentage of revenue remained constant at 18% for the nine months ended June 30, 2020 and June 30, 2019.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$1,240	$542	$698	—%
Selling and marketing expense	472	472	—	—%
Distribution expense	74	88	(14)	-16%
Total selling, general and administrative expense	$1,786	$1,102	$684	62%
______________________________________
(1)Includes depreciation expense of $53 million and $43 million for the nine months ended June 30, 2020 and June 30, 2019, respectively.
Total selling, general and administrative expense increased by $684 million, or 62%, to $1,786 million for the nine months ended June 30, 2020 from $1,102 million for the nine months ended June 30, 2019. Expressed as a percentage of revenue, selling, general and administrative expense increased to 54% for the nine months ended June 30, 2020 from 33% for the nine months ended June 30, 2019. This is primarily due to the increased expense associated with non-cash stock-based compensation expense of $572 million, the management agreement termination fee and IPO related expenses totaling $90 million and a one-time charge within depreciation expense of $10 million. Excluding non-cash stock-based compensation expense, the management agreement termination fee and IPO related expenses, and one-time charge within depreciation expense, selling, general and administrative expense as a percentage of revenue increased to 33% for the nine months ended June 30, 2020 from 32% for the nine months ended June 30, 2019.
General and administrative expense increased by $698 million to $1,240 million for the nine months ended June 30, 2020 from $542 million for the nine months ended June 30, 2019. The increase in general and administrative expense was mainly due to higher expense associated with non-cash stock-based compensation expense of $572 million, the management agreement termination fee and IPO related expenses totaling $90 million, a one-time charge within depreciation expense of $10 million, increases in bad debt provisions of $3 million associated with COVID-19 related physical distribution business disruptions and costs associated with transformation initiatives of $22 million. Expressed as a percentage of revenue, general and administrative expense increased to 37% for the nine months ended June 30, 2020 from 16% for the nine months ended June 30, 2019. Excluding non-cash stock-based compensation expense, the management agreement termination fee and IPO related expenses, and the one-time charge within depreciation expense, general and administrative expense as a percentage of revenue increased to 16% for the nine months ended June 30, 2020 from 15% for the nine months ended June 30, 2019 due to the factors described above.
Selling and marketing expense remained flat at $472 million for both the nine months ended June 30, 2020 and June 30, 2019. Expressed as a percentage of revenue, selling and marketing expense remained flat at 14% for both the nine months ended June 30, 2020 and June 30, 2019.
Distribution expense was $74 million for the nine months ended June 30, 2020 and $88 million for the nine months ended June 30, 2019. Expressed as a percentage of revenue, distribution expense decreased to 2% for the nine months ended June 30, 2020 from 3% for the nine months ended June 30, 2019. The decrease in distribution costs is due to revenue mix.

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

	For the Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Net (loss) income attributable to Warner Music Group Corp.	$(474)	$166	$(640)	—%
Income attributable to noncontrolling interest	3	1	2	—%
Net (loss) income	(471)	167	(638)	—%
Income tax expense	44	86	(42)	-49%
(Loss) income before income taxes	(427)	253	(680)	—%
Other expense (income)	12	(41)	53	—%
Interest expense, net	98	108	(10)	-9%
Loss on extinguishment of debt	—	7	(7)	-100%
Operating (loss) income	(317)	327	(644)	—%
Amortization expense	141	160	(19)	-12%
Depreciation expense	53	43	10	23%
OIBDA	$(123)	$530	$(653)	—%
OIBDA
OIBDA decreased by $653 million to a loss of $123 million for the nine months ended June 30, 2020 as compared to income of $530 million for the nine months ended June 30, 2019 as a result of higher selling, general and administrative expenses. Expressed as a percentage of total revenue, OIBDA margin decreased to (4)% for the nine months ended June 30, 2020 from 16% for the nine months ended June 30, 2019. Excluding non-cash stock-based compensation expense, the management agreement termination fee and IPO related expenses, as a percentage of total revenue, OIBDA margin remained constant at 17% for both the nine months ended June 30, 2020 and June 30, 2019.
Amortization expense
Our amortization expense decreased by $19 million, or 12%, to $141 million for the nine months ended June 30, 2020 from $160 million for the nine months ended June 30, 2019. The decrease is primarily due to certain intangible assets becoming fully amortized.
Operating (loss) income
Our operating (loss) income decreased by $644 million to operating loss of $317 million for the nine months ended June 30, 2020 from operating income of $327 million for the nine months ended June 30, 2019. The decrease in operating income was due to the factors that led to the decrease in OIBDA.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for the nine months ended June 30, 2020. We recorded a loss on extinguishment of debt in the amount of $7 million for the nine months ended June 30, 2019, which represents the unamortized deferred financing costs related to the partial redemption of the 4.125% Senior Secured Notes and 5.625% Senior Secured Notes, and the open market purchases of the 4.875% Senior Secured Notes.
Interest expense, net
Our interest expense, net, decreased to $98 million for the nine months ended June 30, 2020 from $108 million for the nine months ended June 30, 2019 due to a decline in LIBOR rates as well as lower interest rates resulting from the redemption of the 5.625% Senior Secured Notes and issuance of the 3.625% Senior Secured Notes.

Other expense (income)
Other expense (income) for the nine months ended June 30, 2020 primarily includes the loss on our Euro-denominated debt of $22 million, $6 million relating to a loss on investments, and $2 million unrealized loss on hedging activity, partially offset by currency exchange gains on our intercompany loans of $14 million and unrealized gain of $4 million on the mark-to-market of an equity method investment. This compares to an unrealized gain of $25 million on the mark-to-market of an equity method investment, foreign currency gains on our Euro-denominated debt of $10 million, and $4 million unrealized gains on hedging activity for the nine months ended June 30, 2019.
Income tax expense
Our income tax expense decreased by $42 million to $44 million for the nine months ended June 30, 2020 from $86 million for the nine months ended June 30, 2019. The change of $42 million in income tax expense primarily relates to the release of a valuation allowance on foreign tax credits of $33 million during the nine months ended June 30, 2020.
Net (loss) income
Net (loss) income decreased by $638 million to net loss of $471 million for the nine months ended June 30, 2020 from net income of $167 million for the nine months ended June 30, 2019 as a result of the factors described above.
Noncontrolling interest
There was $3 million of income attributable to noncontrolling interest for the nine months ended June 30, 2020 and $1 million of income attributable to noncontrolling interest for the nine months ended June 30, 2019.
Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Recorded Music
Revenues	$2,852	$2,887	$(35)	-1%
Operating income	67	382	(315)	-82%
OIBDA	198	522	(324)	-62%
Music Publishing
Revenues	488	470	18	4%
Operating income	58	67	(9)	-13%
OIBDA	114	122	(8)	-7%
Corporate expenses and eliminations
Revenue eliminations	(3)	(6)	3	-50%
Operating loss	(442)	(122)	(320)	—%
OIBDA loss	(435)	(114)	(321)	—%
Total
Revenues	3,337	3,351	(14)	—%
Operating (loss) income	(317)	327	(644)	—%
OIBDA	(123)	530	(653)	—%
Recorded Music
Revenues
Recorded Music revenue decreased by $35 million, or 1%, to $2,852 million for the nine months ended June 30, 2020 from $2,887 million for the nine months ended June 30, 2019. U.S. Recorded Music revenues were $1,191 million and $1,236 million, or 42% and 43%, of consolidated Recorded Music revenues for the nine months ended June 30, 2020 and June 30, 2019, respectively. International Recorded Music revenues were $1,661 million and $1,651 million, or 58% and 57%, of consolidated Recorded Music revenues for the nine months ended June 30, 2020 and June 30, 2019, respectively.

The overall decrease in Recorded Music revenue was mainly driven by decreases in physical, artist services and expanded-rights, and licensing revenue, partially offset by streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions)

	For the Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$829	$857	$(28)	-3%
Product costs	589	617	(28)	-5%
Total cost of revenues	$1,418	$1,474	$(56)	-4%
Recorded Music cost of revenues decreased by $56 million, or 4%, to $1,418 million for the nine months ended June 30, 2020 from $1,474 million for the nine months ended June 30, 2019. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 29% for the nine months ended June 30, 2020 from 30% for the nine months ended June 30, 2019. The decrease is primarily attributable to lower artist-related costs, including a decrease in spending resulting from the impact of COVID-19. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs remained constant at 21% for both the nine months ended June 30, 2020 and June 30, 2019.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$741	$371	$370	100%
Selling and marketing expense	463	463	—	—%
Distribution expense	74	88	(14)	-16%
Total selling, general and administrative expense	$1,278	$922	$356	39%
______________________________________
(1)Includes depreciation expense of $42 million and $31 million for the nine months ended June 30, 2020 and June 30, 2019, respectively.
Recorded Music selling, general and administrative expense increased by $356 million, or 39%, to $1,278 million for the nine months ended June 30, 2020 from $922 million for the nine months ended June 30, 2019. The increase in general and administrative expense was primarily due to higher non-cash stock-based compensation expense of $364 million and a one-time charge within depreciation expense of $10 million, increases in bad debt provisions of $3 million associated with COVID-19 related physical distribution business disruptions partially offset by decrease in restructuring costs and lower overhead from cost control efforts. The decrease in distribution expense was primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 45% for the nine months ended June 30, 2020 from 32% for the nine months ended June 30, 2019. Excluding non-cash stock-based compensation expense and the one-time charge within depreciation expense, selling, general and administrative expense as a percentage of Recorded Music revenue remained flat at 31% for both the nine months ended June 30, 2020 and June 30, 2019.
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Operating income	$67	$382	$(315)	-82%
Depreciation and amortization	131	140	(9)	-6%
OIBDA	$198	$522	$(324)	-62%

Recorded Music OIBDA decreased by $324 million, or 62%, to $198 million for the nine months ended June 30, 2020 from $522 million for the nine months ended June 30, 2019 as a result of higher general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin decreased to 7% for the nine months ended June 30, 2020 from 18% for the nine months ended June 30, 2019. Excluding non-cash stock-based compensation expense, OIBDA, as a percentage of Recorded Music revenue, increased to 20% for the nine months ended June 30, 2020 from 19% for the nine months ended June 30, 2019.
Recorded Music operating income decreased by $315 million to $67 million for the nine months ended June 30, 2020 from $382 million for the nine months ended June 30, 2019 due to factors within the Recorded Music OIBDA decrease noted above. Excluding non-cash stock-based compensation expense and the one-time charge within depreciation expense, Recorded Music operating income increased $59 million due to lower total cost of revenues, depreciation and amortization expense, distribution expense, and general and administrative expense within the quarter.
Music Publishing
Revenues
Music Publishing revenues increased by $18 million, or 4%, to $488 million for the nine months ended June 30, 2020 from $470 million for the nine months ended June 30, 2019. U.S. Music Publishing revenues were $242 million and $219 million, or 50% and 47%, of consolidated Music Publishing revenues for the nine months ended June 30, 2020 and June 30, 2019, respectively. International Music Publishing revenues were $246 million and $251 million, or 50% and 53%, of consolidated Music Publishing revenues for the nine months ended June 30, 2020 and June 30, 2019, respectively.
The overall increase in Music Publishing revenue was mainly driven by streaming revenue growth, partially offset by lower performance revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$312	$294	$18	6%
Total cost of revenues	$312	$294	$18	6%
Music Publishing cost of revenues increased by $18 million, or 6%, to $312 million for the nine months ended June 30, 2020 from $294 million for the nine months ended June 30, 2019. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 64% for the nine months ended June 30, 2020 from 63% for the nine months ended June 30, 2019, primarily due to revenue mix and timing of artist and repertoire investments.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$65	$56	$9	16%
Selling and marketing expense	1	2	(1)	-50%
Total selling, general and administrative expense	$66	$58	$8	14%
______________________________________
(1)Includes depreciation expense of $4 million for both the nine months ended June 30, 2020 and June 30, 2019.
Music Publishing selling, general and administrative expense increased to $66 million for the nine months ended June 30, 2020 from $58 million for the nine months ended June 30, 2019 due to higher employee-related and restructuring costs. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 14% for the nine months ended June 30, 2020 from 12% for the nine months ended June 30, 2019 due to factors described above.

Operating income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Operating income	$58	$67	$(9)	-13%
Depreciation and amortization	56	55	1	2%
OIBDA	$114	$122	$(8)	-7%
Music Publishing OIBDA decreased by $8 million, or 7%, to $114 million for the nine months ended June 30, 2020 from $122 million for the nine months ended June 30, 2019. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin decreased to 23% for the nine months ended June 30, 2020 from 26% for the nine months ended June 30, 2019. The decrease was primarily due to higher artist and repertoire and general and administrative expenses.
Music Publishing operating income decreased by $9 million to $58 million for the nine months ended June 30, 2020 from $67 million operating income for the nine months ended June 30, 2019 largely due to the factors that led to the decrease in Music Publishing OIBDA noted above.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $320 million to $442 million for the nine months ended June 30, 2020 from $122 million for the nine months ended June 30, 2019 which primarily includes an increase in non-cash stock-based compensation expense of $208 million, the management agreement termination fee and IPO related expenses totaling $90 million, and higher costs related to transformation initiatives of $22 million.
Our OIBDA loss from corporate expenses and eliminations increased by $321 million to $435 million for the nine months ended June 30, 2020 from $114 million for the nine months ended June 30, 2019 due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at June 30, 2020
At June 30, 2020, we had $3.000 billion of debt (which is net of $23 million of deferred financing costs), $532 million of cash and equivalents (net debt of $2.468 billion, defined as total debt, less cash and equivalents and deferred financing costs) and $38 million of Warner Music Group Corp. deficit. This compares to $2.974 billion of debt (which is net of $29 million of deferred financing costs), $619 million of cash and equivalents (net debt of $2.355 billion) and $289 million of Warner Music Group Corp. deficit at September 30, 2019.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the nine months ended June 30, 2020 and June 30, 2019 are unaudited and have been derived from our interim financial statements included elsewhere herein.

	For the Nine Months Ended June 30,
	2020	2019
Cash provided by (used in):
Operating activities	$287	$249
Investing activities	(87)	(340)
Financing activities	(288)	119
Operating Activities
Cash provided by operating activities was $287 million for the nine months ended June 30, 2020 as compared with cash provided by operating activities of $249 million for the nine months ended June 30, 2019. The $38 million increase in cash provided by operating activities was primarily due to timing of working capital partially offset by higher cash taxes.
Investing Activities
Cash used in investing activities was $87 million for the nine months ended June 30, 2020 as compared with cash used in investing activities of $340 million for the nine months ended June 30, 2019. The $87 million of cash used in investing activities in the nine months ended June 30, 2020 consisted of $11 million relating to investments, $48 million relating to capital expenditures and $28 million to acquire music publishing rights and recorded music catalogs. The $340 million of cash used in investing activities in the nine months ended June 30, 2019 consisted of $183 million relating to the acquisition of EMP, net of cash and equivalents acquired, $47 million relating to the acquisition of equity investments, $82 million relating to capital expenditure and $24 million to acquire music publishing rights.
Financing Activities
Cash used in financing activities was $288 million for the nine months ended June 30, 2020 as compared with cash provided by financing activities of $119 million for the nine months ended June 30, 2019. The $288 million of cash used in financing activities for the nine months ended June 30, 2020 consisted of dividends paid of $281 million, distributions to noncontrolling interest holders of $6 million and deferred financing costs of $1 million. The $119 million of cash provided by financing activities for the nine months ended June 30, 2019 consisted of proceeds of $514 million from the issuance of Acquisition Corp.’s 3.625% Senior Secured Notes due 2026 partially offset by deferred financing costs paid of $7 million, the repayment of Acquisition Corp.’s 5.625% Senior Secured Notes due 2022 of $247 million including call premiums paid of $5 million, partial repayment of Acquisition Corp.’s 4.125% Senior Secured Notes due 2024 of $40 million and 4.875% Senior Secured Notes due 2024 of $30 million, for an aggregate $185 million, dividends paid of $63 million and distributions to noncontrolling interest holders of $3 million.
Liquidity
Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and equivalents and funds available for drawing under our Revolving Credit Facility. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and dividends, prepayments of debt, repurchases or retirement of our outstanding debt or notes or repurchases of our outstanding equity securities in open market purchases, privately negotiated purchases or otherwise, we may elect to pay or make in the future.
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
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating has improved from B in 2017 to BB- in 2019. On February 20, 2020, S&P upgraded the outlook on our corporate credit rating from stable to positive. Additionally, on June 16, 2020, S&P further upgraded our S&P corporate credit rating from BB- to BB with a stable outlook. Our Moody’s corporate family rating has improved from B1 in 2016 to Ba3 in 2020. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.0% as of June 30, 2020. Our nearest-term maturity date is in 2026 after our June 2020 debt refinancing (as described below) which further reduced our weighted-average interest rate to 3.6%. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
3.875% Senior Secured Notes and 2.750% Senior Secured Notes Offerings
On June 29, 2020, Acquisition Corp. issued and sold $535 million in aggregate principal amount of 3.875% Senior Secured Notes due 2030 (the “3.875% Senior Secured Notes”) and €325 million in aggregate principal amount of 2.750% Senior Secured Notes due 2028 (the “2.750% Senior Secured Notes”). Net proceeds of the offerings were used to redeem €311 million of the 4.125% Senior Secured Notes due 2024 (the “4.125% Senior Secured Notes”) and $220 million of the 4.875% Senior Secured Notes due 2024 (the “4.875% Senior Secured Notes”), constituting the redemption of all of the outstanding aggregate principal amount of the 4.125% Senior Secured Notes and the 4.875% Senior Secured Notes, and the remaining proceeds were used towards the tender offer for $300 million aggregate principal amount of 5.000% Senior Secured Notes due 2023 (the “5.000% Senior Secured Notes”), $244 million of which was tendered and accepted on June 29, 2020 and $295,000 of which was tendered and accepted on July 14, 2020. The remainder of the 5.000% Senior Secured Notes not tendered in the tender offer were redeemed on August 1, 2020.
Interest on the 3.875% Senior Secured Notes will accrue at the rate of 3.875% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2021. Interest on the 2.750% Senior Secured Notes will accrue at the rate of 2.750% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2021.
The 3.875% Senior Secured Notes and the 2.750% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly-owned domestic restricted subsidiaries and by any such subsidiaries that guarantee obligations of Acquisition Corp. under its existing credit facilities, subject to customary exceptions.
The indentures governing the 3.875% Senior Secured Notes and the 2.750% Senior Secured Notes (collectively, the “New Secured Notes Indenture”) do not contain many of the restrictive covenants, certain events of default and other related provisions contained in the indentures previously governing the 4.125% Senior Secured Notes and 4.875% Senior Secured Notes. The New Secured Notes Indenture contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to create liens and consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.
Revolving Credit Facility
On January 31, 2018, Acquisition Corp. entered into the revolving credit agreement (as amended by the amendment dated October 9, 2019 and as further amended, amended and restated or otherwise modified from time to time, the “Revolving Credit Agreement”) for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”). On April 3, 2020, Acquisition Corp. entered into an amendment to the Revolving Credit Agreement (the “Second Amendment”) which, among other things, extended the final maturity of the Revolving Credit Facility from January 31, 2023 to April 3, 2025. For a more detailed description of the changes effected by the Second Amendment, see Note 8 to our unaudited interim consolidated financial statements for the three and nine months ended June 30, 2020, included in Part I to this Quarterly Report.

Acquisition Corp. is the borrower under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $300 million and includes a $90 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) plus 1.875% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving LIBOR plus 1.00% per annum, plus, in each case, 0.875% per annum; provided that, for each of clauses (i) and (ii), the applicable margin with respect to such loans is subject to adjustment upon achievement of certain leverage ratios as set forth in a leverage-based pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.11x at June 30, 2020, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans.
Existing Debt as of June 30, 2020
As of June 30, 2020, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2023 (b)	1,315
5.000% Senior Secured Notes due 2023 (c)	298
4.125% Senior Secured Notes due 2024 (d)	346
4.875% Senior Secured Notes due 2024 (e)	218
3.625% Senior Secured Notes due 2026 (f)	501
5.500% Senior Notes due 2026 (g)	322
Total long-term debt, including the current portion (h)	$3,000
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility available at June 30, 2020, less letters of credit outstanding of approximately $13 million at June 30, 2020. There were no loans outstanding under the Revolving Credit Facility at June 30, 2020. On April 3, 2020, Acquisition Corp. entered into an amendment to the Revolving Credit Facility which, among other things, increased the commitments under the Revolving Credit Facility from an aggregate principal amount of $180 million to an aggregate principal amount of $300 million.
(b)Principal amount of $1.326 billion less unamortized discount of $3 million and unamortized deferred financing costs of $8 million at June 30, 2020.
(c)Principal amount of $300 million less unamortized deferred financing costs of $2 million at June 30, 2020. On June 16, 2020, Acquisition Corp. announced a cash tender offer to purchase any and all of the 5.000% Senior Secured Notes. On June 30, 2020, Acquisition Corp. announced that $244 million of the aggregate principal amount outstanding had tendered and been accepted in the tender offer. Also on June 30, 2020, Acquisition Corp. issued a notice of redemption calling the remaining outstanding 5.000% Senior Secured Notes not tendered in the tender offer. An additional $295,000 was accepted in the tender offer on July 14, 2020 and the remainder of the 5.000% Senior Secured Notes were redeemed on August 1, 2020. See Note 15 to our unaudited interim consolidated financial statements included in Part I to this Quarterly Report.
(d)Face amount of €311 million. Above amount represents the dollar equivalent of such note at June 30, 2020. Principal amount of $349 million less unamortized deferred financing costs of $3 million at June 30, 2020. On June 30, 2020, Acquisition Corp. redeemed all of the outstanding aggregate principal amount, or €311 million, of the 4.125% Senior Secured Notes. See Note 15 to our unaudited interim consolidated financial statements included in Part I to this Quarterly Report.
(e)Principal amount of $220 million less unamortized deferred financing costs of $2 million at June 30, 2020. On June 30, 2020, Acquisition Corp. redeemed all of the outstanding aggregate principal amount, or $220 million, of the 4.875% Senior Secured Notes. See Note 15 to our unaudited interim consolidated financial statements included in Part I to this Quarterly Report.
(f)Face amount of €445 million at June 30, 2020. Above amount represents the dollar equivalent of such note at June 30, 2020. Principal amount of $499 million, an additional issuance premium of $7 million, less unamortized deferred financing costs of $5 million at June 30, 2020.
(g)Principal amount of $325 million less unamortized deferred financing costs of $3 million at June 30, 2020.
(h)Principal amount of debt of $3.019 billion, an additional issuance premium of $7 million, less unamortized discount of $3 million and unamortized deferred financing costs of $23 million at June 30, 2020.
For further discussion of our debt agreements, see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Dividends
The Company’s ability to pay dividends may be restricted by covenants in certain of the indentures governing its notes and in the credit agreements for the Senior Term Loan Facility and the Revolving Credit Facility.
In the first quarter of fiscal year 2019, the Company instituted a regular quarterly dividend policy whereby it intended to pay a modest regular quarterly dividend in each of the first three fiscal quarters and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. In connection with the IPO, the Company amended its dividend policy whereby it intends to pay quarterly cash dividends of $0.12 per share to holders of its Class A Common Stock and Class B Common Stock. The Company expects to pay the first dividend under this policy in September 2020. The declaration of each dividend will continue to be at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, earnings, liquidity and capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by Delaware law, general business conditions and any other factors that the Company’s board of directors deems relevant in making such a determination. Therefore, there can be no assurance that the Company will pay any dividends to holders of the Company’s common stock, or as to the amount of any such dividends.
Prior to the completion of the IPO, the Company’s board of directors declared cash dividends to common stockholders of $37.5 million on each of December 16, 2019 and March 25, 2020, $206 million on September 23, 2019, and $31.25 million on June 28, 2019. Dividends were recorded as an accrual as of the end of periods in which they were declared and paid to stockholders in the quarterly reporting period subsequent to declaration.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of June 30, 2020. With respect to the Revolving Credit Facility, the discussion below now reflects the covenants in effect under the Second Amendment, dated as of April 3, 2020.
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
The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended June 30, 2020, for the twelve months ended June 30, 2019 and for the three months ended June 30, 2020 and June 30, 2019. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended June 30, 2020. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	For the Twelve Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Net (Loss) Income	$(380)	$154	$(519)	$14
Income tax (benefit) expense	(33)	84	51	(12)
Interest expense, net	132	141	32	36
Depreciation and amortization	260	260	62	66
Loss on extinguishment of debt (a)	—	7	—	4
Net gain on divestitures and sale of securities (b)	(2)	(3)	—	—
Restructuring costs (c)	22	43	6	9
Net hedging and foreign exchange (gains) losses (d)	(17)	(11)	15	14
Management fees (e)	25	17	17	3
Transaction costs (f)	77	3	73	—
Business optimization expenses (g)	42	19	10	5
Non-cash stock-based compensation expense (h)	622	38	440	14
Other non-cash charges (i)	21	(25)	(12)	6
Pro forma impact of cost savings initiatives and specified transactions (j)	16	8	14	—
Adjusted EBITDA	$785	$735	$189	$159
Senior Secured Indebtedness (k)	$2,444
Leverage Ratio (l)	3.11x
______________________________________
(a)For the twelve months ended June 30, 2019, reflects net loss incurred on the early extinguishment of our debt incurred as part of the October 2018 partial redemption of 4.125% Secured Notes, the October 2018 open market purchase of our 4.875% Senior Secured Notes, the November 2018 partial redemption of 5.625% Secured Notes and the May 2019 redemption of the remaining 5.625% Secured Notes. For the three months ended June 30, 2019, reflects net loss incurred on the early extinguishment of our debt incurred as part of the May 2019 redemption of the remaining 5.625% Secured Notes.
(b)For the twelve months ended June 30, 2020 and June 30, 2019, reflects net gain on sale of securities and divestitures.
(c)Reflects severance costs and other restructuring related expenses.
(d)Reflects (gains) losses from hedging activities and unrealized (gains) losses due to foreign exchange on our Euro-denominated debt and intercompany transactions.
(e)Reflects management fees and related expenses paid to Access. For the three and twelve months ended June 30, 2020, amounts include a one-time fee of $13 million related to termination of the management agreement with Access. Prior to termination of the management agreement, the annual fee was equal to the greater of a base amount of approximately $9 million and 1.5% of Adjusted EBITDA. Refer to Note 13 of our unaudited interim consolidated financial statements included in Part I to this Quarterly Report for further discussion.
(f)Reflects expenses related to transaction costs, which includes qualifying IPO costs of $73 million and $77 million for the three and twelve months ended June 30, 2020, respectively.
(g)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $6 million and $33 million related to our finance transformation for the three and twelve months ended June 30, 2020, respectively, as well as $4 million and $12 million for the three and twelve months ended June 30, 2019, respectively.
(h)Reflects non-cash stock-based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market of an equity method investment, investment losses (gains) and other non-cash impairments.
(j)Reflects expected savings resulting from transformation initiatives and restructuring programs and, for the twelve months ended June 30, 2019, reflects expected savings resulting from transformation initiatives and pro forma impact of specified transactions, including pro forma adjustments related to the acquisition of EMP.
(k)Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.694 billion less cash of $250 million.
(l)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA as of the twelve months ended June 30, 2020. This is calculated net of cash and equivalents of the Company as of June 30, 2020 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 14 to our audited consolidated financial statements for the fiscal year ended September 30, 2019, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2020, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2019.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of June 30, 2020, the Company had outstanding hedge contracts for the sale of $121 million and the purchase of $61 million of foreign currencies at fixed rates. Subsequent to June 30, 2020, certain of our foreign exchange contracts expired.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2020, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $6 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.019 billion of principal debt outstanding at June 30, 2020, of which $1.326 billion was variable-rate debt and $1.693 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At June 30, 2020, 56% of the Company’s debt was at a fixed rate. In addition, as of June 30, 2020, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $820 million of U.S. dollar-denominated variable-rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt.
Based on the level of interest rates prevailing at June 30, 2020, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.043 billion. Further, as of June 30, 2020, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $2 million or increase the fair value of the fixed-rate debt by approximately $5 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 global pandemic. The Company will continue to monitor and assess the impact of the COVID-19 situation and our ability to maintain the design and operating effectiveness of internal controls over financial reporting.

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
It has been widely reported that advertisers have reduced their advertising spend as a result of the COVID-19 pandemic. We expect this will result in a corresponding decline in licensing revenue and, to a lesser extent, ad-supported digital revenue in our Recorded Music business and synchronization, performance and ad-supported digital revenue in our Music Publishing business.
The severity and the duration of the pandemic is difficult to predict but it is expected that the pandemic will materially and adversely affect the global economy, creating risk around the timing and collectability of our accounts receivable and leading to a decline in consumer discretionary spending which, in turn, could have a negative impact on our results of operations, cash flows and financial condition. To the extent the COVID-19 pandemic adversely affects our business, results of operations, cash flows or financial condition, it may also have the effect of heightening other risks described in this section or our Annual Report on Form 10-K.
Given the uncertainty around the extent and timing of the potential future spread or mitigation of the virus and around the imposition or relaxation of protective measures, we cannot at this time reasonably estimate the impact to our future results of operations, cash flows and financial condition.

Due to the nature of our business, our results of operations and cash flows and the trading price of our common stock may fluctuate significantly from period to period.
Our results of operations are affected by the amount and quality of music that we release, the number of releases that include musical compositions published by us, timing of release schedules and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our results of operations and operating cash flows. The timing of releases and advance payments is largely based on business and other considerations and is made without regard to the impact of the timing of the release on our financial results. In addition, certain of our license agreements with digital music services contain minimum guarantees and/or require that we are paid minimum guarantee payments. Our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments and minimum guarantees, which may result in significant fluctuations from period to period, which may have an adverse impact on the price of our Class A Common Stock.
Our results of operations in any reporting period may also be affected by the Plan, which pays annual bonuses to certain executives based on our free cash flow and offers participants the opportunity to share in appreciation of our common stock. The extent of the benefits awarded under the Plan is affected by our operating results and trading price of our common stock and, as such, to the extent that either or both fluctuates, the value of the award may increase or decrease materially, which could affect our cash flows and results of operations. In connection with the IPO, we amended the Plan to provide that, following completion of the IPO, Plan participants would no longer have the option to settle deferred amounts in cash or to be paid in cash for redemption of their vested interests in Management LLC. Instead, following the IPO, all deferred interests under the Plan would be settled in or redeemed with shares of our common stock. As a result, our results of operations were adversely impacted by a non-cash stock based compensation charge of $436 million, and $593 million for the three and nine months ended June 30, 2020, respectively, to reflect the mark-to-market adjustment reflecting the change in value of our common stock through the date the Plan was modified. Subsequent to the amendment, the awards issued under the Plan will no longer be adjusted for changes in the value of our common stock. We will continue to incur non-cash stock-based compensation expense for awards that were unvested as of the modification date of the Plan and for any future awards that may be issued under the Plan or under the Omnibus Incentive Plan.
Fulfilling our obligations incident to being a public company will be expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.
Following our IPO, we are subject to the reporting, accounting and corporate governance requirements applicable to issuers of listed equity, including the listing standards of NASDAQ and the Sarbanes-Oxley Act. The expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. Failure to comply with any of the public company requirements applicable to us could potentially subject us to sanctions or investigations by the U.S. Securities and Exchange Commission (the “SEC”) or other regulatory authorities.
As a holding company, the Company depends on the ability of its subsidiaries to transfer funds to it to meet its obligations.
The Company is a holding company for all of our operations and is a legal entity separate from its subsidiaries. Dividends and other distributions from the Company’s subsidiaries are the principal sources of funds available to the Company to pay corporate operating expenses, to pay stockholder dividends, to repurchase stock and to meet its other obligations. The inability to receive dividends from our subsidiaries could have a material adverse effect on our business, financial condition, liquidity or results of operations.
The subsidiaries of the Company have no obligation to pay amounts due on any liabilities of the Company or to make funds available to the Company for such payments. The ability of our subsidiaries to pay dividends or other distributions to the Company in the future will depend, among other things, on their earnings, tax considerations and covenants contained in any financing or other agreements, such as the covenants governing our current indebtedness which restrict the ability of Acquisition Corp. to pay dividends and make distributions. In addition, such payments may be limited as a result of claims against our subsidiaries by their creditors, including suppliers, vendors, lessors and employees.
If the ability of our subsidiaries to pay dividends or make other distributions or payments to the Company is materially restricted by cash needs, bankruptcy or insolvency, or is limited due to operating results or other factors, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, there is no assurance that we would be able to raise sufficient cash by these means. This could materially and adversely affect our ability to pay our obligations or pay dividends, which could have an adverse effect on the trading price of our common stock.

Risks Related to Our Controlling Stockholder
Following the completion of the IPO, Access continues to control us and may have conflicts of interest with other stockholders. Conflicts of interest may arise because affiliates of our controlling stockholder have continuing agreements and business relationships with us.
Subsequent to the IPO, Access holds approximately 99% of the total combined voting power of our outstanding common stock and approximately 83% of the economic interest of our outstanding common stock. As a result, and in addition to certain other rights granted to Access as disclosed in the Registration Statement on Form S-1 related to the IPO, Access will continue to be able to control the election of our directors, affect our legal and capital structure, change our management, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Access also has sufficient voting power to amend our organizational documents. In addition, under the provisions of a stockholder agreement entered into with Access (the “Stockholder Agreement”), the relevant terms of which govern the powers afforded the Company under our organizational documents, Access has consent rights with respect to certain corporate and business activities that we may undertake, including during periods where Access holds less than a majority of the total combined voting power of our outstanding common stock. Specifically, the Stockholder Agreement provides that, until the date on which Access ceases to hold at least 10% of our outstanding common stock, Access’s prior written consent will be required before we may take certain corporate and business actions, whether directly or indirectly through a subsidiary, including, among others, the following:
•any merger, consolidation or similar transaction (or any amendment to or termination of an agreement to enter into such a transaction) with or into any other person whether in a single transaction or a series of transactions, subject to certain specified exceptions;
•any acquisition or disposition of securities, assets or liabilities, subject to certain specified exceptions;
•any change in our authorized capital stock or the creation of any new class or series of our capital stock;
•any issuance or acquisition of capital stock (including stock buy-backs, redemptions or other reductions of capital), or securities convertible into or exchangeable or exercisable for capital stock or equity-linked securities, subject to certain specified exceptions;
•any issuance or acquisition of debt securities to or from a third party, subject to certain specified exceptions; and
•any amendment (or approval or recommendation of any amendment) to our certificate of incorporation or by-laws.
As a result of these consent rights, Access will maintain significant control over our corporate and business activities until such rights cease.
Additionally, until Access ceases to hold more than 50% of the total combined voting power of our outstanding common stock, pursuant to Section 141(a) of the General Corporation Law of the State of Delaware (“DGCL”), our Executive Committee, as the Company’s governing body, has all of the power and authority (including voting power) of our board of directors. The Executive Committee has the authority to approve any actions of the Company, except for matters that must be approved by the Audit Committee of our board of directors (or both the Executive Committee and the Audit Committee), or by a committee or sub-committee qualified to grant equity to persons subject to Section 16 of the Exchange Act for purposes of exempting transactions pursuant to Section 16b-3 thereunder, or as required under Delaware law, SEC rules and NASDAQ rules.
Access also has the power to direct us to engage in strategic transactions, with or involving other companies in our industry, including acquisitions, combinations or dispositions, and the acquisition of certain assets that may become available for purchase, and any such transaction could be material.
Our amended and restated certificate of incorporation and our amended and restated by-laws also include a number of provisions that may discourage, delay or prevent a change in our management or control for so long as Access owns specified percentages of our common stock. See “—Risks Related to Our Common Stock—Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated by-laws and Delaware law could discourage, delay or prevent a change of control of our company and may affect the trading price of our Class A Common Stock.” These provisions not only could have a negative impact on the trading price of our Class A Common Stock, but could also allow Access to delay or prevent a corporate transaction of which the public stockholders approve.
Additionally, Access is in the business of making investments in companies and is actively seeking to acquire interests in businesses that operate in our industry and other industries and may compete, directly or indirectly, with us. Access may also pursue acquisition opportunities that may be complementary to our business, which could have the effect of making such acquisition opportunities unavailable to us. Access could elect to cause us to enter into business combinations or other transactions with any business or businesses in our industry that Access may acquire or control, or we could become part of a group of companies organized under the ultimate common control of Access that may be operated in a manner different from the manner in which we have historically operated. Any such business combination transaction could require that we or such group of companies incur additional indebtedness, and could also require us or any acquired business to make divestitures of assets necessary or desirable to obtain regulatory approval for such transaction. The amounts of such additional indebtedness, and the size of any such divestitures, could be material. Access may also from time to time purchase outstanding debt securities that we issued, and could also subsequently sell any such debt securities. Any such purchase or sale may affect the value of, trading price or liquidity of our debt securities. See “—Under our amended and restated certificate of incorporation, Access and its affiliates, and in some circumstances, any of our directors and officers who is also a director, officer, employee, stockholder, member or partner of Access and its affiliates, have no obligation to offer us corporate opportunities.”
Conflicts of interest may arise between our controlling stockholder and us. Affiliates of our controlling stockholder engage in transactions with us. Further, Access may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us, and they may either directly, or through affiliates, also maintain business relationships with companies that may directly compete with us. In general, Access or its affiliates could pursue business interests or exercise their voting power as stockholders in ways that are detrimental to us but beneficial to themselves or to other companies in which they invest or with whom they have a material relationship. In addition, a number of persons who currently are our directors and officers have been and remain otherwise affiliated with Access and, in some cases, such affiliations also involve financial interests. These relationships may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Access and us.
As a result of these relationships, the interests of Access may not coincide with our interests or the interests of the holders of our Class A Common Stock. So long as Access continues to control a significant amount of the total combined voting power of our outstanding common stock, Access will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
Under our amended and restated certificate of incorporation, Access and its affiliates, and in some circumstances, any of our directors and officers who is also a director, officer, employee, stockholder, member or partner of Access and its affiliates, have no obligation to offer us corporate opportunities.
The policies relating to corporate opportunities and transactions with Access and its affiliates set forth in our amended and restated certificate of incorporation, address potential conflicts of interest between the Company, on the one hand, and Access, its affiliates and its directors, officers, employees, stockholders, members or partners who are directors or officers of the Company, on the other hand. Our amended and restated certificate of incorporation provides that we, on our behalf and on behalf of our subsidiaries, renounce any interest or expectancy in, or in being offered an opportunity to participate in, corporate opportunities, that are from time to time presented to Access or any of its affiliates, directors, officers, employees, stockholders, members or partners, even if the opportunity is one that we or our subsidiaries might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. None of Access, its affiliates or any of its directors, officers, employees, stockholders, members or partners will generally be liable to us or any of our subsidiaries for breach of any fiduciary or other duty, as a director or otherwise, by reason of the fact that such person pursues, acquires or participates in such corporate opportunity, directs such corporate opportunity to another person or fails to present such corporate opportunity, or information regarding such corporate opportunity, to us or our subsidiaries unless, in the case of any such person who is a director or officer, such corporate opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer. To the fullest extent permitted by law, by becoming a stockholder in our company, stockholders will be deemed to have notice of and consented to this provision of our amended and restated certificate of incorporation. Although these provisions are designed to resolve conflicts between us and Access and its affiliates fairly, conflicts may not be resolved in our favor or be resolved at all.
If Access sells a controlling interest in our company to a third party in a private transaction, our stockholders may not realize any change of control premium on shares of our Class A Common Stock and we may become subject to the control of a presently unknown third party.
Access has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction. If such a transaction were to be sufficient in size, it could result in a change of control of the Company. The ability of Access to privately sell such shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our Class A Common Stock, could prevent our stockholders from realizing any change of control premium on their shares of our Class A Common Stock that may otherwise accrue to Access upon its private sale of our common stock. Additionally, if Access privately sells a significant equity interest in us, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with the interests of other stockholders.

Risks Related to Our Common Stock
The dual class structure of our common stock and the existing ownership of Class B Common Stock by Access have the effect of concentrating voting control with Access for the foreseeable future, which will limit or preclude the ability of our other stockholders to influence corporate matters.
Our Class A Common Stock has one vote per share and our Class B Common Stock has 20 votes per share. Given the greater number of votes per share attributed to our Class B Common Stock, Access, who is our only Class B Common Stock stockholder, holds approximately 99% of the total combined voting power of our outstanding common stock. As a result of our dual class ownership structure, Access is able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, mergers or acquisitions, asset sales and other significant corporate transactions. Further, Access owns shares representing approximately 83% of the economic interest of our outstanding common stock. Because of the 20-to-1 voting ratio between the Class B Common Stock and Class A Common Stock, the holders of Class B Common Stock collectively continue to control a majority of the total combined voting power of our outstanding common stock and therefore be able to control all matters submitted to our stockholders for approval, so long as the outstanding shares of Class B Common Stock represent at least approximately 10% of the total number of outstanding shares of common stock. This concentrated control will limit the ability of our other stockholders to influence corporate matters for the foreseeable future. For example, Access will be able to control elections of directors, amendments of our certificate of incorporation or by-laws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A Common Stock.
Additionally, the holders of our Class B Common Stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to our other stockholders or may not be aligned with their interests. The holders of our Class B Common Stock will also be entitled to a separate vote in the event we seek to amend our certificate of incorporation.
The difference in the voting rights of our Class A Common Stock and Class B Common Stock may harm the value and liquidity of our Class A Common Stock.
The difference in the voting rights of our Class A Common Stock and Class B Common Stock could harm the value of our Class A Common Stock to the extent that any investor or potential future purchaser of our Class A Common Stock ascribes value to the right of holders of our Class B Common Stock to 20 votes per share of Class B Common Stock. The existence of two classes of common stock could also result in less liquidity for our Class A Common Stock than if there were only one class of our common stock.
Our dual class structure may depress the trading price of our Class A Common Stock.
Our dual class structure may result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual or multiple class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock from being added to these indices. In addition, several stockholder advisory firms have announced their opposition to the use of dual or multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A Common Stock in these indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A Common Stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A Common Stock.
Future sales of shares by existing stockholders could cause our stock price to decline.
Sales of substantial amounts of our Class A Common Stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A Common Stock to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Upon completion of the IPO and the exercise in full of the underwriters’ option to purchase additional shares, we have 88,550,000 outstanding shares of Class A Common Stock and 421,450,000 outstanding shares of Class B Common Stock. All of the shares of Class A Common Stock sold in the IPO were immediately tradable without restriction under the Securities Act of 1933, as amended, or the “Securities Act,” except for any shares held by “affiliates,” as that term is defined in Rule 144 under the Securities Act, or “Rule 144.”

The remaining shares of Class B Common Stock outstanding subsequent to the consummation of the IPO are restricted securities within the meaning of Rule 144, but will be eligible for resale subject, in certain cases, to applicable volume, manner of sale, holding period and other limitations of Rule 144 or pursuant to an exception from registration under Rule 701 under the Securities Act, or “Rule 701,” subject to the terms of the lock-up agreements described below.
Additionally, shares of Class A Common Stock are registered under our registration statements on Form S-8 to be issued under our equity compensation plans, including the Plan, and, as a result, all shares of Class A Common Stock acquired upon settlement of deferred equity units granted under the Plan will also be freely tradable under the Securities Act, subject to the terms of the lock-up agreements, unless purchased by our affiliates. In addition, 31,169,099 shares of our Class A Common Stock are reserved for future issuances under the Omnibus Incentive Plan adopted in connection with the IPO over the 10-year period from the date of adoption.
In connection with the IPO, we, the selling stockholders, all of our directors and executive officers and the holders of all of our outstanding stock have entered into lock-up agreements under which, subject to certain exceptions, we and they have agreed not to sell, transfer or dispose of or hedge, directly or indirectly, any shares of our Class A Common Stock or any securities convertible into or exercisable or exchangeable for shares of our Class A Common Stock for a period of 180 days after the pricing date of the IPO, June 3, 2020, except with the prior written consent of Morgan Stanley & Co. LLC. Following the expiration of this 180-day lock-up period, approximately 421,450,000 shares of our Class A Common Stock (assuming conversion of all shares of Class B Common Stock into shares of Class A Common Stock) will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 or pursuant to an exception from registration under Rule 701. As resale restrictions end, the market price of our Class A Common Stock could decline if Access sells its shares or is perceived by the market as intending to sell them. Morgan Stanley & Co. LLC may, in its sole discretion and at any time, release all or any portion of the securities subject to lock-up agreements. Furthermore, subject to the expiration or waiver of the lock-up agreements, Access will have the right to require us to register shares of common stock for resale in some circumstances pursuant to a registration rights agreement we entered into with Access.
In the future, we may issue additional shares of Class A Common Stock, Class B Common Stock or other equity or debt securities convertible into or exercisable or exchangeable for shares of our Class A Common Stock in connection with a financing, strategic investment, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our Class A Common Stock to decline.
The market price of our Class A Common Stock may be volatile and could decline after the IPO.
The market price of our Class A Common Stock may fluctuate significantly. Among the factors that could affect our stock price are:
•industry or general market conditions;
•domestic and international economic factors unrelated to our performance;
•changes in our customers’ preferences;
•changes in law or regulation;
•lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•adverse publicity related to us or another industry participant;
•actual or anticipated fluctuations in our operating results;
•changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;
•action by institutional stockholders or other large stockholders (including Access), including future sales of our Class A Common Stock;
•failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
•speculation in the press or investment community;
•investor perception of us and our industry;
•changes in market valuations or earnings of similar companies;
•announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;

•war, terrorist acts, epidemic disease and pandemics, including COVID-19;
•any future sales of our Class A Common Stock or other securities;
•additions or departures of key personnel; and
•misconduct or other improper actions of our employees.
Stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A Common Stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which could materially and adversely affect our business, consolidated results of operations, liquidity or financial condition.
If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our Class A Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have, and may never obtain, research coverage for our Class A Common Stock. If there is no research coverage of our Class A Common Stock, the trading price for our common stock may be negatively impacted. In the event we obtain research coverage for our Class A Common Stock, if one or more of the analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of our Class A Common Stock or fails to publish reports on us regularly, demand for our Class A Common Stock could decrease, which could cause our Class A Common Stock price or trading volume to decline.
Future offerings of debt or equity securities which would rank senior to our common stock may adversely affect the market price of our Class A Common Stock.
If, in the future, we decide to issue debt or equity securities that rank senior to our Class A Common Stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A Common Stock and may result in dilution to owners of our Class A Common Stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Class A Common Stock will bear the risk of our future offerings reducing the market price of our Class A Common Stock and diluting the value of their stock holdings in us.
Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated by-laws and Delaware law could discourage, delay or prevent a change of control of our company and may affect the trading price of our Class A Common Stock.
Our amended and restated certificate of incorporation and our amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:
•authorize two classes of common stock with disparate voting power;
•permit different treatment of our Class A Common Stock and Class B Common Stock in a change of control transaction if approved by a majority of the voting power of our outstanding Class A Common Stock and a majority of the voting power of our outstanding Class B Common Stock, voting separately;
•authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office once Access ceases to beneficially own more than 50% of the total combined voting power of the outstanding shares of our common stock;
•prohibit stockholders from calling special meetings of stockholders if Access ceases to beneficially own more than 50% of the total combined voting power of the outstanding shares of our common stock;

•prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders, if Access ceases to beneficially own more than 50% of the total combined voting power of the outstanding shares of our common stock;
•establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders;
•require the approval of holders of at least 66 2/3% of the total combined voting power of the outstanding shares of our common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation if Access ceases to beneficially own more than 50% of the total combined voting power of the outstanding shares of our common stock; and
•subject us to Section 203 of the DGCL, which limits the ability of stockholders holding shares representing more than 15% of the voting power of our outstanding voting stock from engaging in certain business combinations with us, once Access no longer owns at least 5% of the total combined voting power of our outstanding common stock.
These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our Class A Common Stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A Common Stock if the provisions are viewed as discouraging takeover attempts in the future.
Our amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions, as well as the significant amount of common stock that Access owns and voting power that Access holds, could limit the price that investors might be willing to pay in the future for shares of our Class A Common Stock. These provisions may facilitate management and board entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.
We are a “controlled company” within the meaning of NASDAQ rules and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements.
After the consummation of the IPO, Access holds approximately 99% of the total combined voting power of our outstanding common stock. Accordingly, we qualify as a “controlled company” within the meaning of NASDAQ corporate governance standards. Under NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance standards, including:
•the requirement that a majority of the members of our board of directors be independent directors;
•the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
We intend to use these exemptions. As a result, we will not have a majority of independent directors, our compensation and our nominating and corporate governance committees will not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Additionally, we are only required to have all independent audit committee members within one year from the date of listing. Consequently, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of NASDAQ corporate governance rules and requirements. Our status as a controlled company could make our Class A Common Stock less attractive to some investors or otherwise harm our stock price.
Our amended and restated certificate of incorporation includes provisions limiting the personal liability of our directors for breaches of fiduciary duty under the DGCL.
Our amended and restated certificate of incorporation contains provisions permitted under the action asserting a claim arising under the DGCL relating to the liability of directors. These provisions will eliminate a director’s personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty, except in circumstances involving:
•any breach of the director’s duty of loyalty;
•acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;
•Section 174 of the DGCL (unlawful dividends); or

•any transaction from which the director derives an improper personal benefit.
The principal effect of the limitation on liability provision is that a stockholder will be unable to prosecute an action for monetary damages against a director unless the stockholder can demonstrate a basis for liability for which indemnification is not available under the DGCL. These provisions, however, should not limit or eliminate our rights or any stockholder’s rights to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s fiduciary duty. These provisions will not alter a director’s liability under federal securities laws. The inclusion of this provision in our amended and restated certificate of incorporation may discourage or deter stockholders or management from bringing a lawsuit against directors for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our stockholders.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents or stockholders, (iii) any action asserting a claim arising out of or under the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (including, without limitation, any action asserting a claim arising out of or pursuant to our amended and restated certificate of incorporation or our amended and restated by-laws) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to such Court of Chancery of the State of Delaware having personal jurisdiction over the indispensable parties named as defendants. However, claims subject to exclusive jurisdiction in the federal courts, such as suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or the rules and regulations thereunder, need not be brought in the Court of Chancery of the State of Delaware. Stockholders in our company will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which may discourage lawsuits with respect to such claims. Additionally, a court could determine that the exclusive forum provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.
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

Exhibit Number	Exhibit Description
3.1*	Fourth Amended and Restated Certificate of Incorporation of Warner Music Group Corp.
3.2*	Fourth Amended and Restated By-Laws of Warner Music Group Corp.
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Warner Music Group Corp.’s Registration Statement on Form S-1 (File No. 333-236298)).
4.2
Indenture, dated as of June 29, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto, Credit Suisse AG, as Notes Authorized Representative and as Collateral Agent, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of secured notes in series (incorporated by reference to Exhibit 4.1 to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2020).

4.3
First Supplemental Indenture, dated as of June 29, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 3.875% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.2 to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2020).

4.4
Second Supplemental Indenture, dated as of June 29, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 2.750% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2020).

4.5	Form of 3.875% Senior Secured Note due 2030 (included in Exhibit 4.2 hereto).
4.6	Form of 2.750% Senior Secured Note due 2028 (included in Exhibit 4.2 hereto).
4.7
Tenth Supplemental Indenture, dated as of June 26, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 5.000% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.6 to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2020).

10.1*	Stockholder Agreement between Access Industries, LLC and Warner Music Group Corp.
10.2*	Registration Rights Agreement between Access Industries, LLC and Warner Music Group Corp.
10.3†*	Warner Music Group Corp. 2020 Omnibus Incentive Plan.
10.4†
Amendment to Warner Music Group Corp. Senior Management Free Cash Flow Plan (incorporated by reference to Exhibit 10.39 to Warner Music Group Corp.’s Registration Statement on Form S-1 (File No. 333-236298)).

10.5†*	Indemnification Agreement between Warner Music Group Corp. and Stephen Cooper (and Schedule to Exhibit 10.5).
10.6
Second Amendment to Credit Agreement, dated as of April 3, 2020, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent, relating to the revolving credit facility (incorporated by reference to Exhibit 10.41 to Warner Music Group Corp.’s Registration Statement on Form S-1 (File No. 333-236298)).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended June 30, 2020, filed on August 4, 2020, formatted in Inline iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Deficit and (vi) Notes to Consolidated Interim Financial Statements
104*	Cover Page to this Quarterly Report on Form 10-Q, formatted in Inline iXBRL.
______________________________________
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
† Identifies each management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 4, 2020

WARNER MUSIC GROUP CORP.

By:	/s/ STEPHEN COOPER
Name: Title:	Stephen Cooper Chief Executive Officer (Principal Executive Officer)

By:	/s/ ERIC LEVIN
Name: Title:	Eric Levin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)