Form 10-K
period 2020-09-30
Warner Music Group Corp.
filed 2020-11-23
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-32502

Warner Music Group Corp. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		13-4271875 (I.R.S. Employer Identification No.)
1633 Broadway New York, NY 10019 (Address of principal executive offices) (212) 275-2000 (Registrant’s telephone number, including area code)
___________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	WMG	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on September 25, 2020 (based on the closing sale price of $27.01 on that date), was approximately $2.4 billion. Shares of the registrant’s common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of November 19, 2020, there were 88,580,914 shares of Class A Common Stock and 421,450,000 shares of Class B Common Stock of the registrant outstanding. The registrant has filed all Exchange Act reports for the preceding 12 months.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 25, 2020.

WARNER MUSIC GROUP CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms or the negative thereof. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include, without limitation, our ability to compete in the highly competitive markets in which we operate, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music, including through new distribution channels and formats to capitalize on the growth areas of the music entertainment industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music entertainment industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, our success in limiting piracy, the growth of the music entertainment industry and the effect of our and the industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase or retire our outstanding debt or notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, our ability to fund our future capital needs and the effect of litigation on us.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•the dual class structure of our common stock and Access’s existing ownership of our Class B common stock have the effect of concentrating control over our management and affairs and over matters requiring stockholder approval with Access; and
•risks related to other factors discussed under Item 1A. Risk Factors herein.
This Annual Report should be read completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Annual Report are qualified by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Other risks, uncertainties and factors, including those discussed in Item 1A. Risk Factors herein, could cause our actual results to differ materially from those projected in any forward-looking statements we make. The factors described in Item 1A should be read carefully. Risk Factors herein to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:
•our results of operations, cash flows and financial condition are expected to be adversely impacted by the coronavirus pandemic;
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
•our revenues are subject to rate regulation, or set, by governmental entities or local third-party collecting societies which may limit profitability;
•the popular demand for particular recording artists or songwriters and music and the timely delivery to us of music by major recording artists or songwriters;
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
•ability to obtain, maintain, protect and enforce our intellectual property rights;
•threats to our business associated with digital piracy, including organized industrial piracy, and cyber security;
•a potential loss of catalog if it is determined that recording artists have a right to recapture U.S. rights in their recordings under the U.S. Copyright Act;
•our substantial leverage; and
•holders of our Class A Common Stock have limited or no ability to influence corporate matters due to the dual class structure of our common stock and the existing ownership of Class B Common Stock by Access, which has the effect of concentrating voting control with Access for the foreseeable future.

PART I
ITEM 1.    BUSINESS
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
Initial Public Offering
On June 5, 2020, the Company completed an initial public offering (“IPO”) of 77,000,000 shares of Class A common stock of the Company, par value $0.001 per share (“Class A Common Stock”) at a public offering price of $25 per share. The Company listed these shares on the NASDAQ stock market under the ticker symbol “WMG.” The offering consisted entirely of secondary shares sold by Access Industries, LLC (collectively with its affiliates, “Access”) and certain related selling stockholders. On July 7, 2020, the Company completed the sale of an additional 11,550,000 shares of Class A Common Stock from the selling stockholders to the underwriters of the Company’s IPO pursuant to the exercise by the underwriters of their option to purchase additional shares of Class A Common Stock. The Company did not receive any of the proceeds of the IPO or exercise of the underwriters’ option.
Following the completion of the IPO and the exercise in full of the underwriters’ option to purchase additional shares, Access and its affiliates held an aggregate of 421,450,000 shares of Class B common stock of the Company, par value $0.001 per share (“Class B Common Stock”), representing approximately 99% of the total combined voting power of the Company’s outstanding common stock and approximately 83% of the economic interest. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ. See Item 1A. Risk Factors — Risks Related to Our Controlling Stockholder.
Our Company
We are one of the world’s leading music entertainment companies. Our renowned family of iconic record labels, including Atlantic Records, Warner Records, Elektra Records and Parlophone Records, is home to many of the world’s most popular and influential recording artists. In addition, Warner Chappell Music, our global music publishing business, boasts an extraordinary catalog that includes timeless standards and contemporary hits, representing works by over 80,000 songwriters and composers, with a global collection of more than one million musical compositions. Our entrepreneurial spirit and passion for music has driven our recording artist and songwriter focused innovation for decades.
Our Recorded Music business, home to superstar recording artists such as Ed Sheeran, Bruno Mars and Cardi B, generated $3.810 billion of revenue in fiscal 2020, representing 85% of total revenues. Our Music Publishing business, which includes esteemed songwriters such as Twenty One Pilots, Lizzo and Katy Perry, generated $657 million of revenue in fiscal 2020, representing 15% of total revenues. We benefit from the scale of our global platform and our local focus.
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
Our commercial innovation is crucial to maintaining our momentum. We have championed new business models and empowered established players, while protecting and enhancing the value of music. We were the first major music entertainment company to strike landmark deals with important companies such as Apple, YouTube and Tencent Music Entertainment Group, as well as with pure-play music technology companies such as MixCloud, SoundCloud and Audiomack. We adapted to streaming faster than other major music entertainment companies and, in 2016, were the first such company to report that streaming was the largest source of our recorded music revenue. Looking into the future, we believe the universe of opportunities will continue to expand, including through the proliferation of new devices such as smart speakers and the monetization of music on social media and other platforms. We believe advancements in technology will continue to drive consumer engagement and shape a growing and vibrant music entertainment ecosystem.
Our History
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
Consumer Trends and Demographics
Consumers today engage with music in more ways than ever. According to the International Federation of the Phonographic Industry (“IFPI”), global consumers spent 18 hours listening to music each week in 2019. Demographic trends and smartphone penetration have been key factors in driving growth in consumer engagement. Younger consumers typically are early adopters of new technologies, including music-enabled devices. According to Nielsen, in 2019, 58% of teens in the United States between the ages of

13 and 17 and 45% of millennials in the United States between the ages of 18 and 34 used their smartphones to listen to music on a weekly basis, as compared to a 40% average for all U.S. consumers. Furthermore, in 2019, U.S. teens and millennials listened to an average of 32.6 and 29.7 hours of music each week, respectively, above the 26.9 hours for all U.S. consumers.
Members of older demographic groups are also increasing their music engagement. According to an IFPI survey of 19 leading geographic markets in 2019, 54% of 35- to 64-year-olds used a streaming service to listen to music in the past month, representing an increase from 46% in 2018, which was the highest rate of growth for use of streaming services across all age groups.
Music permeates our culture across age groups, as evidenced by the footprint that music has across social media. According to the Recording Industry Association of America (“RIAA”), as of September 2019, 7 out of the top 10 most followed accounts on Twitter belong to musicians, and according to YouTube, the majority of videos that have achieved more than one billion lifetime views as well as the top 10 most watched videos of all time, belong to musicians.
Recorded Music
The recorded music industry generated $20.2 billion in global revenue in 2019 and has consistently grown since 2015, according to IFPI. IFPI measures the recorded music industry based on four revenue categories: digital (including streaming), physical, synchronization and performance rights. Digital is the largest, generating $12.9 billion of revenue in 2019, representing 64% of global recorded music revenue. Within digital, streaming generated approximately 88% of revenue, or $11.4 billion, with the remainder of digital revenue coming from other formats such as downloads. Overall, digital grew by 18% in 2019, with streaming increasing by 24%.
Physical represented approximately 22% of global recorded music revenue in 2019, with growth in formats such as vinyl partially offsetting declines in CD sales. Performance rights revenue represents the use of recorded music by broadcasters and public venues, and represented approximately 13% of global recorded music revenue in 2019. Synchronization revenue is generated from the use of recorded music in advertising, film, video games and television content, and represented 2% of global recorded music revenue in 2019. According to IFPI, global recorded music revenue has grown at a 9% CAGR since 2015.
Global Recorded Music Industry Revenues 2015 to 2019 ($ in billions)
We believe the following secular trends will continue to drive growth in the recorded music industry:
Streaming Still in Early Stages of Global Adoption and Penetration
According to IFPI, global paid music streaming subscribers totaled 341 million at the end of 2019. While this represents an increase of 34% from 255 million in 2018, it still represents less than 11% of the 3.2 billion smartphone users globally, according to Statista. It also represents a small fraction of the user bases for large, globally scaled digital services such as Facebook, which reported 2.7 billion monthly users across its services as of September 2020, and YouTube, which reported over two billion unique monthly users as of May 2019. On-demand streaming (both audio and video) reached 1.15 trillion streams in the United States in 2019, according to Nielsen, and this growth is expected to continue. According to Nielsen, as of July 2020, 51% of adults in the U.S. (calculated across four demographic cohorts—Generation Z, Millennials, Generation X and Baby Boomers) reported that they are spending more time with music during the COVID-19 pandemic. Further, according to Nielsen, 56% of adults in the U.S. who added an entertainment subscription during the COVID-19 pandemic added a music streaming subscription, and 87% of those who added a music subscription intend to keep the music subscription after the pandemic passes.

The potential of global paid streaming subscriber growth is demonstrated by the penetration rates in early adopter markets. Approximately 43% of the population in Sweden, where Spotify was founded, was estimated to be paid music subscribers in 2020, according to Goldman Sachs. This compares to approximately 27% and 18% for established markets such as the United States and Germany, respectively. Moreover, paid digital music subscribers in Japan, the world’s second-largest recorded music market in 2019 according to IFPI, still only represented approximately 8% of the population, according to Goldman Sachs. There also remains substantial opportunity in emerging markets, such as Brazil and India, where smartphone penetration is low compared to developed markets. For example, according to Statista, smartphone penetration for Brazil and India as of September 2019 was 46% and 25%, respectively, compared to 79% in the United States.
China, in particular, represents a substantial growth market for the recorded music industry. Digital music monetization models, including paid streaming and virtual gifting (which refers to the purchase of a digital, non-durable, non-physical item (e.g., an emoji) that is delivered to another person often during a live karaoke performance), created the foundation for the recorded music industry to overcome piracy and generate revenue in China. According to Goldman Sachs, paid streaming models are at an early stage in China, with an estimated 4% paid streaming penetration rate in 2020. Despite its substantial population, China was the world’s seventh-largest music market in 2019, having only broken into the top 10 in 2017.
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
Device Innovation. According to Nielsen, as of July 2020, U.S. consumers listened to music across an average of 3.7 devices per month. We believe that the use of multiple devices is expanding listening hours by bringing music into more moments of consumers’ lives, and the different uses these devices enable are also broadening the base of music to which consumers are exposed. The music that consumers listen to during a commute may be different than the music they listen to while they exercise, and different still than the music they play through a smart speaker while cooking a meal. Smart speakers enable consumers to access music more readily by using their voices. According to PwC, smart speaker ownership is expected to increase at a 38% CAGR from 2018 through 2023, to 440 million devices globally in 2023. The adoption of smart speakers in the United States has been strong, and according to Nielsen, 27% of music listeners today use a smart speaker to listen to music in a given month. In addition, according to Nielsen, 39% of Generation Z and 38% of millennials own a smart speaker. Smart speakers are fueling further growth in streaming, by converting more casual listeners into paid subscribers, drawn in by music as a critical application for these devices. According to Nielsen, 61% of U.S. consumers who use a smart speaker weekly to listen to music currently pay for a subscription as well.
Format and Monetization Model Innovation. Short-form music and music-based video content has grown rapidly, driven by the growth of global social video applications such as TikTok, which features 15-second videos often set to music. TikTok has reportedly been downloaded more than two billion times since its launch in 2017 and has a global monthly active user base of nearly 700 million as of August 2020. Such applications have the potential for mass adoption, illustrating the opportunity for additional platforms of scale to be created to the benefit of the music entertainment industry. These platforms enable incremental consumption of music appealing to varied, and often younger, audiences. From a recording artist’s perspective, these platforms have the potential to rewrite the path to stardom. For example, our recording artist, Fitz & the Tantrums, an American band, rose to international fame in 2018 as their song “HandClap” went viral in Asia on TikTok. Fitz & the Tantrums quickly topped the international music charts in South Korea and surpassed one billion streams in China. Short-form music and music-based video content have also become increasingly popular on social media platforms such as Facebook and Instagram, further illustrating the growing number of potential pathways through which recording artists may gain consumer exposure.
Music Publishing
According to Music & Copyright, the music publishing industry generated $5.6 billion in global revenue in 2019, representing an approximate 2% increase from $5.5 billion in 2018 (following an increase in global music publishing revenues of 11% from 2017 to 2018). Music publishing involves the acquisition of rights to, and the licensing of, musical compositions (as opposed to sound recordings) from songwriters, composers or other rightsholders. Music publishing revenues are derived from four main royalty sources: mechanical, performance, synchronization and digital. In 2019, digital, which accounted for approximately 42% of global revenue, represented the largest and fastest-growing component of industry revenues, while performance, which accounted for approximately 30%, represented the second-largest component of industry revenues. Synchronization accounted for approximately 19% of global revenue in 2019. Mechanical revenues from traditional physical music formats (e.g., CDs, DVDs, downloads), which accounted for approximately 8% of global revenue in 2019, have continued to fall while digital revenues have grown to offset this decline.
Global Music Publishing Industry Revenues 2015 to 2019 ($ in billions)
Positive Regulatory Trends
The music industry has benefited from positive regulatory developments in recent years, which are expected to lead to increased revenues for the music entertainment industry in the coming years.
Music Modernization Act (“MMA”). In 2018, the enactment of the MMA in the United States resulted in major reforms to music licensing. The MMA improves the way digital music services obtain mechanical licenses for musical compositions, requires the payment of royalties to recording artists for pre-1972 sound recordings streamed on digital radio services such as SiriusXM and Pandora, and provides for direct payments of royalties owed to producers, mixers and engineers when their original works are streamed on non-interactive webcasting services.
Copyright Royalty Board (“CRB”). In 2018, the CRB issued its determination of royalty rates and terms, significantly increasing the mechanical royalty rates paid for musical compositions in the United States from 2018 through 2022. In August 2020, following an appeal of that decision by some digital music services, the decision was vacated in part and the case was remanded to the CRB for further proceedings. In 2018, the CRB issued its determination of royalty rates and terms, significantly increasing the royalty rates paid for sound recordings in the United States by SiriusXM from 2018 through 2022, and the MMA extended that increase through 2027.
European Union Copyright Directive. In 2019, the European Union (“E.U.”) passed legislation which will rein in safe harbors from liability for copyright infringement and rebalance the online marketplace to ensure that rightsholders and recording artists are remunerated fairly when their music is shared online by user-uploaded content services such as YouTube.
Our Competitive Strengths
Well-Positioned to Benefit from Growth in the Global Music Market Driven by Streaming. The music entertainment industry has undergone a transformation in the consumption and monetization of content towards streaming over the last five years. According to the IFPI, from 2015 through 2019, global recorded music revenue grew at a CAGR of 9%, with streaming revenue growing at a CAGR of 42% and increasing as a percentage of global recorded music revenue from 19% to 56% over the same period. By comparison, from fiscal year 2015 to fiscal year 2019, our recorded music streaming revenue grew at a CAGR of 37% and increased as a percentage of our total recorded music revenues from 24% to 55%. We believe our innovation-focused operating strategy with an emphasis on genres that over-index on streaming platforms (e.g., hip-hop and pop) has consistently allowed our digital revenue growth to outpace the market, highlighted by our becoming the first major music entertainment company to report that our streaming revenue was the largest source of recorded music revenue in 2016.

The growth of streaming services has not only improved the discoverability and personalization of music, but has also increased consumer willingness to pay for seamless convenience and access. We believe consumer adoption of paid streaming services still has significant potential for growth. For example, according to Goldman Sachs, in 2019, approximately 43% of the population in Sweden, an early adopter market, was paid music subscribers. This illustrates the opportunity to drive long-term growth by increasing penetration of paid subscriptions throughout the world, including important markets such as the United States, Japan, Germany, the United Kingdom and France, where paid subscriber levels are lower. Our catalog and roster of recording artists and songwriters, including our strengths in hip-hop and pop music, position us to benefit as streaming continues to grow. We also believe our diversified catalog of evergreen music amassed over many decades will prove advantageous as demographics evolve from younger early adopters to a wider demographic mix and as digital music services target broader audiences.
Established Presence in Growing International Markets, Including China. We believe we will benefit from the growth in international markets due to our local A&R focus, as well as our local and global marketing and distribution infrastructure that includes a network of subsidiaries, affiliates, and non-affiliated licensees and sub-publishers in more than 70 countries. We are developing local talent to achieve regional, national and international success. We have expanded our global footprint over time by acquiring independent recorded music and music publishing businesses, catalogs and recording artist and songwriter rosters in China, Indonesia, Poland, Russia and South Africa, among other markets. In addition, we have increased organic investment in heavily populated emerging markets by, for example, launching Warner Music Middle East, our recorded music affiliate covering 17 markets across the Middle East and North Africa with a total population of 380 million people. We have also strengthened our Warner Music Asia executive team with new appointments and promotions. According to IFPI in 2019, recorded music industry revenues in Asia and Australasia grew 3% and 7%, respectively, year-over-year. Over the same period and on a constant-currency basis, we grew revenues in Asia and Australasia by 26%, again outpacing the industry.
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
Differentiated Platform of Scale with Top Industry Position. With over $4 billion in annual revenues, over half of which are generated outside of the United States, we believe our platform is differentiated by the scale, reach and broad appeal of our music. Our collection of owned and controlled recordings and musical compositions, spanning a large variety of genres and geographies over many decades, cannot be replicated. As one of three major music entertainment companies, our industry position remains strong and poised for continued growth. As reported in Music & Copyright, our global recorded music market share has increased approximately 6% from 2011 to 2019, growing from 15.1% to 16.0%. In addition, according to Nielsen, Atlantic Records was the No. 1 record label on the Billboard 200 in the United States in 2017, 2018 and 2019.
Star-Making, Culture-Defining Core Capabilities. For decades, our A&R strategy of identifying and nurturing recording artists and songwriters with the talents to be successful has yielded an extensive catalog of iconic music across a wide breadth of musical genres and marquee brands all over the world. Our marketing and promotion departments provide a comprehensive suite of solutions that are specifically tailored to each of our recording artists and carefully coordinated to create the greatest sales momentum for new and catalog releases alike. The development of our vibrant roster of recording artists has been informed by our significant experience in being able to adapt to changes in consumer trends and sentiment over time. Our creative instincts yield custom strategies for each and every one of our recording artists, including, for example:
•Cardi B, whose first Atlantic Records single “Bodak Yellow” was a break-out hit that has been certified nine times Platinum in the United States by the RIAA;
•Twenty One Pilots, whose rise to stardom accelerated with the release of their second Fueled by Ramen studio album, Blurryface; and
•Portugal. The Man, which celebrated its first entry on the Billboard Hot 100 chart after the release of their eighth studio album, Woodstock, featuring the track “Feel It Still.”
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

Strong Financial Profile with Robust Growth, Operating Leverage and Free Cash Flow Generation. For fiscal year 2018 through fiscal year 2020, we have grown as-reported revenues at a CAGR of 6%, and on a constant-currency basis, at a CAGR of 7%, driven by secular tailwinds, organic reinvestment in A&R and strategic acquisitions, partially offset by the impact of the business disruption resulting from the COVID-19 pandemic in fiscal 2020. For our fiscal year 2020, our business generated net loss and Adjusted EBITDA of $470 million and $837 million, respectively, implying an Adjusted EBITDA margin of approximately 19%. We believe our financial profile provides a strong foundation for our continued growth.
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
Expertise in Strategic Acquisitions and Investments That Extend Our Capabilities. Since 2011 when Access became our controlling shareholder, we have completed more than 15 strategic acquisitions. The acquisition of PLG in 2013 significantly strengthened our worldwide roster, global footprint and executive talent, particularly in Europe. In addition, we have made several smaller strategic acquisitions aimed at expanding our artist services capabilities in our Recorded Music business, including EMP, one of Europe’s leading specialty music and entertainment merchandise e-tailers; Sodatone, a premier A&R insight tool; UPROXX, the youth culture and video production powerhouse; Spinnin’ Records, one of the world’s leading independent electronic music companies; and Songkick’s concert discovery application. These transactions showcase the growing breadth of our platform across the music entertainment ecosystem and have increased our direct access to fans of our recording artists and songwriters. In addition to our commercial arrangements with digital music services, we opportunistically invest in some of those services as well as other companies in our industry, including minority equity stakes in Deezer, a French digital music service in which Access owns a controlling equity interest, and Tencent Music Entertainment Group, the leading online music entertainment platform in China. Acquiring and investing in businesses that are highly complementary to our existing portfolio further enables us to potentially derive incremental and new revenue streams from different business models in new markets.
Our Growth Strategies
Attract, Develop and Retain Established and Emerging Recording Artists and Songwriters. A critical component of our global strategy is to produce an increasing flow of new music by finding, developing and retaining recording artists and songwriters who achieve long-term success. Since 2011, our annual new releases have grown significantly and our catalog of musical compositions has increased to more than one million. We expect to enhance the value of our assets by continuing to attract and develop new recording artists and songwriters with staying power and market potential. Our A&R teams seek to sign talented recording artists and songwriters who will generate meaningful revenues and increase the enduring value of our catalog. We have also made meaningful investments in technology to further expand our A&R capabilities in a rapidly changing music environment. In 2018, we acquired Sodatone, an advanced A&R tool that uses streaming, social and touring data to help track early predictors of success. When combined with the strength of our current ability to identify creative talent, we expect this to further enhance our ability to scout and sign breakthrough recording artists and songwriters. In addition, we anticipate that investment in or commercial relationships with technology companies will enable us to tailor our marketing efforts for established recording artists and songwriters by gaining valuable insight into consumer reactions to new releases. We regularly evaluate our recording artist and songwriter rosters to ensure that we remain focused on developing the most promising and profitable talent and are committed to maintaining financial discipline in the negotiation of our agreements with recording artists and songwriters.
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

Expand Global Presence with Investment in Local Music in Nascent Markets. We recognize that music is inherently local in nature, shaped by people and culture. In 2019, at least 80% of the 50 top-selling singles in Brazil, Mexico and Argentina, and at least 90% of the 50 top-selling singles in Japan and South Korea, were performed by or featured local artists. In addition, at least 50% of the 50 top-selling singles in Sweden, Italy and the Netherlands were performed by or featured local artists, each of which reflects over 20% growth since 2016. One of our vital business functions is to help our recording artists and songwriters solve the complexities associated with a fragmented, global market of mixed musical tastes. We have found that investment in local music provides the best opportunity to understand these nuances, and we have made it a strategic priority to seek out investment opportunities in emerging markets. For example, we opened an office in the Middle East and North Africa region to prepare for the forecasted rise in smartphone penetration and projected uptake in digital music. These investments are made with the purpose of increasing our understanding of local market dynamics and popularizing our current roster of recording artists and songwriters around the world.
Embrace Commercial Innovation with New Digital Distributors and Partners. We believe the growth of digital formats will continue to create new and powerful ways to distribute and monetize our music. We were the first major music company to strike landmark deals with important companies such as Apple, YouTube, Peloton and Tencent Music Entertainment Group, as well as with pure-play music technology companies such as MixCloud, SoundCloud and Audiomack. We believe that the continued development of new digital channels for the consumption of music and increasing access to digital music services present significant promise and opportunity for the music entertainment industry. We are also focused on investing in emerging music technologies, demonstrated by our launch of WMG Boost, a seed-stage investment fund for start-ups in the music entertainment industry and through partnerships with entrepreneurial incubators such as TechStars. We intend to continue to extend our technological reach by executing deals with new partners and developing optimal business models that will enable us to monetize our music across various platforms, services and devices. We also intend to continue to support and invest in emerging technologies, including artificial intelligence, artificial reality, virtual reality, high-resolution audio, mobile messaging and other technologies to continue to build new revenue streams and position ourselves for long-term growth.
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
Recorded Music (85%, 86% and 84% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively)
Our Recorded Music business primarily consists of the discovery and development of recording artists and the related marketing, promotion, distribution, sale and licensing of music created by such recording artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing, distributing and selling music to marketing and promoting recording artists and their music.
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
Outside the United States, our Recorded Music business is conducted through various subsidiaries, affiliates and non-affiliated licensees. Internationally, we engage in the same activities as in the United States: discovering and signing artists and distributing, selling, marketing and promoting their music. In most cases, we also market, promote, distribute and sell the music of those recording artists for whom our domestic record labels have international rights. In certain smaller markets, we license the right to distribute and sell our music to non-affiliated third-party record labels.

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
In the United States, our major record labels identify potentially successful recording artists, sign them to recording contracts, collaborate with them to develop recordings of their work and market and sell or license these finished recordings to legitimate digital channels and retail stores. Increasingly, we are also expanding our participation in image and brand rights associated with artists, including merchandising and sponsorships. Our labels scout and sign talent across all major music genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. Internationally, we market and sell U.S. and local repertoire through our network of subsidiaries, affiliates and non-affiliated licensees. With a roster of local recording artists performing in various local languages throughout the world, we have an ongoing commitment to developing local talent aimed at achieving national, regional or international success.
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

We enter into license agreements with digital music services to make our music available for access in digital formats (e.g., streaming and downloads). We then provide digital assets for our music to these services in an accessible form. Our license agreements with these services establish our fees for the distribution of our music, which vary based on the service. We typically receive accounting from these services on a monthly basis, detailing the distribution activity, with payments rendered on a monthly basis. Our license agreements with digital music services generally last one to three years. In fiscal year 2020, Recorded Music revenue earned under license agreements with our top two digital music accounts, Apple and Spotify, accounted for approximately 34% of our total revenues.
Since the emergence of digital formats, our business has become less seasonal in nature and driven more by the timing of our releases.
Music Publishing (15%, 14% and 16% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively)
While Recorded Music is focused on marketing, promoting, distributing and licensing a particular recording of a musical composition, Music Publishing is an intellectual property business focused on generating revenue from uses of the musical composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated from use of the musical compositions.
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles, and through various subsidiaries, affiliates, and non-affiliated licensees and sub-publishers. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 80,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
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
Performance: performance of the song to the general public
•Broadcast of musical compositions on television, radio and cable
•Live performance at a concert or other venue (e.g., arena concerts, nightclubs)
•Broadcast of musical compositions at sporting events, restaurants or bars
•Performance of musical compositions in staged theatrical productions
Digital: licensing of recorded music in various digital formats and digital performance of musical compositions to the general public
•Streaming and download services
Mechanical: sale of recorded music in various physical formats
•Vinyl, CDs and DVDs
Synchronization: use of the musical composition in combination with visual images
•Films or television programs
•Television commercials
•Video games
•Merchandising, toys or novelty items
Other:
•Licensing of copyrights for use in printed sheet music
In the United States, mechanical royalties are collected directly by music publishers, from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with the Society of European Stage Authors and Composers (“SESAC”), while outside the United States, mechanical royalties are collected directly by music publishers or from collecting societies. Once mechanical royalties reach the publisher, percentages of those royalties are paid or credited to the writer or other rightsholder of the copyright in accordance with the underlying rights agreement. Mechanical royalties are paid at a rate of 9.1 cents per song per unit in the United States for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate). There are also rates set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. “Controlled composition” provisions contained in some recording contracts may apply to the rates mentioned above pursuant to which artist/songwriters license their rights to their record companies for as little as 75% of the statutory rates. The current U.S. statutory mechanical rates will remain in effect through December 31, 2022. In most other territories, mechanical royalties are based on a percentage of wholesale prices for physical formats and based on a percentage of consumer prices for digital formats. In international markets, these rates are determined by multi-year collective bargaining agreements and rate tribunals.
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

Global Reach and Local Expertise
As of September 30, 2020, we employed approximately 5,500 persons around the world. This means we can build local fan bases for international recording artists and songwriters, as well as supply the network to deliver worldwide fame. Our local strength fuels our global impact and vice versa. We employ a global priority system to provide as many recording artists as possible a genuine shot at success. Our approach combines a deep understanding of local cultures, with a close-knit, nimble team that is in constant communication around the world.
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
•Global superstars such as Ed Sheeran, Bruno Mars, Michael Bublé, Cardi B, Kelly Clarkson, Coldplay, David Guetta, Dua Lipa, Kenny Chesney, Neil Young, Prince, Pink Floyd, David Bowie, Phil Collins, Fleetwood Mac, Tom Petty and The Smiths.
•Next-generation talent including A Boogie wit da Hoodie, Roddy Ricch, YoungBoy Never Broke Again, Tones and I, Charli XCX, Lizzo and Bebe Rexha.
•International stars such as Anitta, Aya Nakamura, TWICE, Christopher, Pablo Alborán, Udo Lindenberg and Laura Pausini.
Our Music Publishing business includes musical compositions by:
•Superstars such as Stormzy, Twenty One Pilots, Green Day, Katy Perry, George Michael, Chris Stapleton, Dan + Shay, Tayla Parx, Damon Albarn, Dave Mustaine and Kacey Musgraves.
•International talent such as Jonathan Lee, Tia Ray, Manuel Medrano, Melendi, Bausa, Shy’m, Tove Lo and Jack & Coke.
•Songwriting icons like Brody Brown, Liz Rose, Justin Tranter, busbee, The-Dream, Dr. Dre, Stephen Sondheim, George & Ira Gershwin and Gamble & Huff.
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

The recorded music industry is highly competitive based on consumer preferences and is rapidly changing. At its core, the recorded music business relies on artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new recording artists whose work gains commercial acceptance. According to Music & Copyright, in 2019, the three largest recorded music companies were Universal Music Group, Sony Music Entertainment and us, which collectively accounted for approximately 68% of global recorded music revenues. There are many mid-sized and smaller players in the industry that accounted for the remaining approximately 32%, including independent recorded music companies. Universal Music Group was the market leader with an approximately 32% global market share in 2019 after absorbing the bulk of the recorded music assets of the former EMI in late 2012, followed by Sony Music Entertainment with an approximately 21% share. We held an approximately 16% share of global recorded music revenues in 2019.
The music publishing industry is also highly competitive. The three largest music publishing companies collectively accounted for approximately 58% of the global market in 2019 according to Music & Copyright. According to Music & Copyright, Sony/ATV was the market leader in music publishing in 2019 with an approximately 25% share (reflecting its ownership of the EMI music publishing assets). Universal Music Publishing was the second-largest music publisher with an approximately 21% share, followed by us at approximately 12%. There are many mid-sized and smaller players in the industry that account for the remaining approximately 42%, including many individual songwriters who publish their own works.
Intellectual Property
Copyrights
Our business, like that of other companies involved in the music entertainment industry, rests on our ability to maintain rights in sound recordings and musical compositions through copyright protection. In the United States, copyright protection for works created as “works made for hire” (e.g., works of employees or certain specially commissioned works) on or after January 1, 1978 generally lasts for 95 years from first publication or 120 years from creation, whichever expires first. The period of copyright protection for works created on or after January 1, 1978 that are not “works made for hire” lasts for the life of the author plus 70 years. Works created and published or registered in the United States prior to January 1, 1978 generally enjoy copyright protection for 95 years, subject to compliance with certain statutory provisions including notice and renewal. Additionally, the MMA extended federal copyright protection in the U.S. to sound recordings created prior to February 15, 1972. The duration of copyright protection for such sound recordings varies based on the year of publication, with all such sound recordings receiving copyright protection for at least 95 years, and sound recordings published between January 1, 1957 and February 15, 1972 receiving copyright protection until February 15, 2067. The term of copyright in the E.U. for musical compositions in all member states lasts for the life of the author plus 70 years.
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
Trademarks
We consider our trademarks to be valuable assets to our business. Although we cannot assure you that our trademark applications, even for major trademarks, will register, we endeavor to register our major trademarks in every country where we believe the protection of these trademarks is important for our business. Our major trademarks include Asylum, Atlantic, East West, Elektra, EMP, Erato, Nonesuch, Parlophone, Reprise, Rhino, Roadrunner, Sire, Songkick, SPINNIN’ RECORDS, Warner Chappell and WEA, and their respective logos. We also use certain trademarks pursuant to a royalty-free license agreement. The duration of the license relating to the WARNER, WARNER MUSIC and WARNER RECORDS word marks and “W” logo is perpetual, but may be terminated under certain limited circumstances, including our material breach of the license agreement and certain events of insolvency. We actively monitor and protect against activities that might infringe, dilute or otherwise harm our trademarks. However, the actions we take to protect our trademarks may not be adequate to prevent third parties from infringing, diluting, or otherwise harming our trademarks, and the laws of foreign countries may not protect our trademark rights to the same extent as do the laws of the United States.
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
Employees
As of September 30, 2020, we employed approximately 5,500 persons worldwide, including temporary and part-time employees as well as employees that were added through acquisitions. As of such date, none of our employees in the United States were subject to a collective bargaining agreement, although certain employees in our non-domestic companies were covered by national labor agreements. We believe that our relationship with our employees is good.
Corporate Information
Warner Music Group Corp. is a Delaware corporation. Our principal executive offices are located at 1633 Broadway, New York, New York 10019, and our telephone number is (212) 275-2000. Our website is www.wmg.com. Information on, or accessible through, our website or any other website is not incorporated by reference herein. All website addresses in this Annual Report are intended to be inactive textual references only.
Available Information
Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms are available free of charge through our website (investors.wmg.com) as soon as reasonably practicable after they are filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. None of the information contained on, or that may be accessed through our websites or any other website identified herein is part of, or incorporated into, this filing. All website addresses in this Annual Report are intended to be inactive textual references only.

ITEM 1A.    RISK FACTORS
In addition to the other information contained in this Annual Report, certain risk factors should be considered carefully in evaluating our business. The risks and uncertainties described below may not be the only ones facing us. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” following this Item 1A. Risk Factors.
Risks Related to Our Operations
Our results of operations, cash flows and financial condition are expected to continue to be adversely impacted by the coronavirus pandemic.
In January 2020, a new strain of coronavirus, COVID-19, was identified in Wuhan, China. On March 11, 2020, the World Health Organization declared a pandemic. The pandemic has had and will have an adverse effect on our results of operations, cash flows and financial condition.
While physical revenue streams—physical revenue in our Recorded Music business and mechanical revenue in our Music Publishing business—have declined significantly over the last decade, the virus outbreak has resulted in declines in our physical revenue streams related to disruptions in manufacturing and physical supply chains, the mandated closure of physical retailers, the requirement that people stay in their homes and our decisions to delay the release of new recordings from artists with a more physical consumer base.
Stay at home orders, limited indoor and outdoor gatherings and other restrictions have negatively affected our business in other ways. It has ended live concert tours, adversely impacting our concert promotion business and our sale of tour merchandise. It has made it more difficult for artists to engage in marketing efforts around the release of their new recordings which, in some cases, has led to our decisions to delay the release of those recordings. It has delayed the release of new recordings by impeding the types of collaboration among artists, songwriters, producers, musicians, engineers and studios which are necessary for the delivery of those recordings. The cessation or significant delay in the production of motion pictures and television programs has negatively affected licensing revenue in our Recorded Music business and synchronization revenue in our Music Publishing business.
It has been widely reported that advertisers have reduced their advertising spend as a result of the COVID-19 pandemic. We expect this will result in a corresponding decline in licensing revenue and, to a lesser extent, ad-supported digital revenue in our Recorded Music business and synchronization, performance and ad-supported digital revenue in our Music Publishing business.
The severity and the duration of the pandemic is difficult to predict but it is expected that the pandemic will materially and adversely affect the global economy, creating risk around the timing and collectability of our accounts receivable and leading to a decline in consumer discretionary spending which, in turn, could have a negative impact on our results of operations, cash flows and financial condition. To the extent the COVID-19 pandemic adversely affects our business, results of operations, cash flows or financial condition, it may also have the effect of heightening other risks described in this section.
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
We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country’s own language and culture has increased in recent years. Our mix of national and international recording artists and songwriters is designed to provide a significant degree of diversification. However, our music does not necessarily enjoy universal appeal and if it does not continue to appeal in various countries, our results of operations could be adversely impacted. As a result, our results can be affected not only by general industry trends, but also by trends, developments or other events in individual countries, including:
•limited legal protection and enforcement of intellectual property rights;
•restrictions on the repatriation of capital;
•fluctuations in interest and foreign exchange rates;
•differences and unexpected changes in regulatory environment, including environmental, health and safety, local planning, zoning and labor laws, rules and regulations;
•varying tax regimes which could adversely affect our results of operations or cash flows, including regulations relating to transfer pricing and withholding taxes on remittances and other payments by subsidiaries and joint ventures;
•exposure to different legal standards and enforcement mechanisms and the associated cost of compliance;
•difficulties in attracting and retaining qualified management and employees or rationalizing our workforce;
•tariffs, duties, export controls and other trade barriers;
•global economic and retail environment;
•longer accounts receivable settlement cycles and difficulties in collecting accounts receivable;
•recessionary trends, inflation and instability of the financial markets;
•higher interest rates; and
•political instability.

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
As we continue to expand our international operations, we become increasingly exposed to the effects of fluctuations in currency exchange rates. The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, 57% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2020. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. During the current fiscal year, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates. However, these hedging strategies should not be expected to fully eliminate the foreign exchange rate risk to which we are exposed.
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
We compete with other music entertainment companies and other companies for top talent, including executive officers. Our success depends, in part, upon the continuing contributions of our executive officers, however, there is no guarantee that they will not leave. Only some of our executive officers have employment agreements. In fiscal year 2020, we did not have an employment agreement with our CEO. Our CEO and certain of our executive officers and members of management are participants in the Plan. The loss of the services of any of our executive officers or key members of management or the failure to attract and retain other executive officers could have a material adverse effect on our business or our business prospects.
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
As of September 30, 2020, we had $1.831 billion of goodwill and $154 million of indefinite-lived intangible assets. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends in the music entertainment industry. We performed an annual assessment, at July 1, 2020, of the recoverability of our goodwill and indefinite-lived intangibles as of September 30, 2020, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.
We also had $1.653 billion of definite-lived intangible assets as of September 30, 2020. FASB ASC Topic 360-10-35 (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No such events or circumstances were identified during the fiscal year ended September 30, 2020. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded could negatively affect our operating results and shareholders’ equity.
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
Any future transaction could involve numerous risks, including:
•potential disruption of our ongoing business and distraction of management;
•potential loss of recording artists or songwriters from our rosters;
•difficulty integrating the acquired businesses or segregating assets to be disposed of;

•exposure to unknown and/or contingent or other liabilities, including litigation arising in connection with the acquisition, disposition and/or against any businesses we may acquire;
•reputational or other damages to our business as a result of a failure to consummate such a transaction for, among other reasons, failure to gain antitrust approval; and
•changing our business profile in ways that could have unintended consequences.
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
Our business is significantly impacted by ongoing changes in the music entertainment industry. In response, we actively seek to adapt our cost structure to the changing economics of the industry. For example, we have shifted and continue to shift resources from our physical sales channels to efforts focused on digital channels, emerging technologies and other new revenue streams, and we continue our efforts to reduce overhead and manage our variable and fixed-cost structure. In fiscal year 2018, we completed the creation of our new center of excellence for U.S. financial shared services in Nashville, Tennessee, which combined our U.S. transactional financial functions in one location. To establish the new center, we moved some of our U.S. departments to Nashville. In August 2019, we announced that we were beginning a financial transformation initiative to upgrade our information technology and finance infrastructure over the next two years, including related systems and processes. There has been a slight delay in the timing of the transformation initiative as a result of COVID-19 interruption but it is still expected to be completed over the next year. We expect to incur material costs in connection with this project, and there can be no assurance that we will be successful in upgrading our systems and processes effectively or on the timetable and at the costs contemplated, or that we will achieve the expected long-term cost savings.
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
Following our IPO, we are subject to the reporting, accounting and corporate governance requirements applicable to issuers of listed equity, including the listing standards of NASDAQ and the Sarbanes-Oxley Act. The expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. Failure to comply with any of the public company requirements applicable to us could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.
If streaming adoption or revenues grows less rapidly or levels off, our prospects and our results of operations may be adversely affected.
Streaming revenues are important because they have offset declines in downloads and physical sales and represent a growing area of our Recorded Music business. According to IFPI, streaming revenues, which includes revenues from ad-supported and subscription services, accounted for approximately 88% of digital revenues in 2019, up approximately 5% year-over-year. There can be no assurance that this growth pattern will persist or that digital revenues will continue to grow at a rate sufficient to offset and exceed declines in downloads and physical sales. If growth in streaming revenues levels off or fails to grow as quickly as it has over the past several years, our Recorded Music business may experience reduced levels of revenues and operating income. Additionally, slower growth in streaming adoption or revenues is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from sales and other uses of recorded music.
We are substantially dependent on a limited number of digital music services for the online distribution and marketing of our music, and they are able to significantly influence the pricing structure for online music stores and may not correctly calculate royalties under license agreements.
We derive an increasing portion of our revenues from the licensing of music through digital distribution channels. We are currently dependent on a small number of leading digital music services. In fiscal year 2020, revenue earned under our license agreements with our top two digital music accounts, Apple and Spotify, accounted for approximately 31% of our total revenues. We have limited ability to increase our wholesale prices to digital music services as a small number of digital music services control much of the legitimate digital music business. If these services were to adopt a lower pricing model or if there were structural changes to other pricing models, we could receive substantially less for our music, which could cause a material reduction in our revenues, unless offset by a corresponding increase in the number of transactions. We currently enter into short-term license agreements with many digital music services and provide our music on an at-will basis to others. There can be no assurance that we will be able to renew or enter into new license agreements with any digital music service. The terms of these license agreements, including the royalty rates that we receive pursuant to them, may change as a result of changes in our bargaining power, changes in the industry, changes in the law, or for other reasons. Decreases in royalty rates, rates of revenue sharing or changes to other terms of these license agreements may materially impact our business, operating results and financial condition. Digital music services generally accept and make available all of the music that we deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music entertainment companies like us, our revenues could be significantly reduced. See “Business—Recorded Music—Sales and Digital Distribution.”
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
Risks Related to Intellectual Property and Data Security
Failure to obtain, maintain, protect and enforce our intellectual property rights could substantially harm our business, operating results and financial condition.
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
We are highly leveraged. As of September 30, 2020, our total consolidated indebtedness, net of deferred financing costs, was $3.104 billion. In addition, on November 2, 2020, Acquisition Corp. issued and sold $250 million of additional 3.000% Senior Secured Notes (as defined herein). Further, we would have been able to borrow up to $290 million under our Revolving Credit Facility (as defined later in this Annual Report) as of September 30, 2020 (after giving effect to approximately $10 million of letters of credit outstanding under our Revolving Credit Facility as of September 30, 2020).
Our high degree of leverage could have important consequences for our investors. For example, it may make it more difficult for us to make payments on our indebtedness; increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility; expose us to the risk of increased interest rates because any borrowings we make under the revolving portion of our Senior Credit Facilities (as defined later in this Annual Report) will bear interest at variable rates; require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other expenses; limit our ability to refinance existing indebtedness on favorable terms or at all or borrow additional funds in the future for, among other things, working capital, acquisitions or debt service requirements; limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; place us at a competitive disadvantage compared to competitors that have less indebtedness; and limit our ability to borrow additional funds that may be needed to operate and expand our business.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the indentures governing our outstanding notes as well as under the Senior Credit Facilities. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
The indentures that govern our outstanding notes and the credit agreements that govern the Senior Credit Facilities (as defined later in this Annual Report) contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Those covenants include restrictions on our ability to, among other things, incur more indebtedness, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with our affiliates. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness. See also “—Our debt agreements contain restrictions that limit our flexibility in operating our business.” Any such event of default or acceleration could have an adverse effect on the trading price of our common stock.
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
Acquisition Corp. will rely on its subsidiaries to make payments on its borrowings. If these subsidiaries do not dividend funds to Acquisition Corp. in an amount sufficient to make such payments, if necessary in the future, Acquisition Corp. may default under the indentures or credit agreements governing its borrowings, which would result in all such borrowings becoming due and payable.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
The indentures governing our outstanding notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional debt or issue certain preferred shares; create liens on certain debt; pay dividends on or make distributions in respect of our capital stock or make investments or other restricted payments; sell certain assets; pay dividends to us (in the case of our restricted subsidiaries) or make certain other intercompany transfers; enter into certain transactions with our affiliates; and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
In addition, the credit agreements governing the Senior Credit Facilities contain a number of covenants that limit our ability and the ability of our restricted subsidiaries to:
•pay dividends on, and redeem and purchase, equity interests;
•make other restricted payments; make prepayments on, redeem or repurchase certain debt;
•incur certain liens; make certain loans and investments;
•incur certain additional debt; enter into guarantees and hedging arrangements;
•enter into mergers, acquisitions and asset sales;
•enter into transactions with affiliates;
•change the business that we and our subsidiaries conduct;
•pay dividends or make distributions;

•amend the terms of subordinated debt and unsecured bonds; and
•make certain capital expenditures.
Our ability to borrow additional amounts under the revolving portion of the Senior Credit Facilities depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants. In addition, under the credit agreement governing the revolving portion of the Senior Credit Facilities, a financial maintenance covenant is applicable if at the end of a fiscal quarter the outstanding amount of loans and letters of credit is in excess of $105 million.
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
All of these restrictions could affect our ability to operate our business or may limit our ability to take advantage of potential business opportunities as they arise, and may have an adverse effect on the trading price of our common stock. We may, from time to time, refinance our existing indebtedness, which could result in the agreements governing any new indebtedness having fewer or less restrictive covenants, including removing or lessening restrictions on our ability to incur additional indebtedness or make restricted payments.
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
We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The indentures governing our outstanding notes and the credit agreements governing the Senior Credit Facilities will not fully prohibit us, Holdings or our subsidiaries from incurring additional indebtedness under certain circumstances. If we, Holdings or our subsidiaries are in compliance with certain incurrence ratios set forth in such indentures and credit agreements, we, Holdings or our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness.
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
Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on our future operating performance and on economic, financial, competitive, legislative and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our obligations under our indebtedness or to fund our other needs. To satisfy our obligations under our indebtedness and to fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. While limited by the terms of our debt agreements, if we were to pay dividends to our shareholders, the funds used to make such dividend payments would not be available to service our indebtedness.
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
Upon completion of the IPO and the exercise in full of the underwriters’ option to purchase additional shares, we had 88,550,000 outstanding shares of Class A Common Stock and 421,450,000 outstanding shares of Class B Common Stock. All of the shares of Class A Common Stock sold in the IPO were immediately tradable without restriction under the Securities Act except for any shares held by “affiliates,” as that term is defined in Rule 144 under the Securities Act, or “Rule 144.”
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
Additionally, shares of Class A Common Stock are registered under our registration statements on Form S-8 to be issued under our equity compensation plans, including the Plan, and, as a result, all shares of Class A Common Stock acquired upon settlement of deferred equity units granted under the Plan will also be freely tradable under the Securities Act, subject to the terms of the lock-up agreements, unless purchased by our affiliates. In addition, 31,169,099 shares of our Class A Common Stock were reserved for future issuances under the Omnibus Incentive Plan adopted in connection with the IPO over the 10-year period from the date of adoption. The Company granted members of its Board of Directors a total of 28,361 shares of restricted common stock on August 14, 2020, and 2,553 shares of restricted common stock on October 1, 2020, pursuant to the Omnibus Incentive Plan. These grants represent compensation for board service for the period from the Company’s initial public offering until the Company’s 2021 regularly scheduled annual shareholder meeting, at which time the restricted stock will be vested. Directors are entitled to dividends on this restricted stock during the vesting period.
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
Due to the nature of our business, our results of operations, cash flows and the trading price of our common stock may fluctuate significantly from period to period.
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
Our existing debt securities do, and future offerings of debt or equity securities may, rank senior to our common stock, which may adversely affect the market price of our Class A Common Stock.
As of September 30, 2020, our total consolidated indebtedness, net of deferred financing costs, was $3.104 billion, all of which ranks senior to our Class A Common Stock. Additionally, on November 2, 2020, Acquisition Corp. issued and sold $250 million of additional 3.000% Senior Secured Notes (as defined herein). Our existing debt is subject to agreements which contain provisions restricting our operating flexibility. If, in the future, we decide to issue additional debt or equity securities that rank senior to our Class A Common Stock, it is likely that such securities will also be governed by an indenture or other instrument containing covenants restricting our operating flexibility consistent with our existing debt agreements. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A Common Stock and may result in dilution to owners of our Class A Common Stock. We and, indirectly, our stockholders, bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Class A Common Stock will bear the risk of our future offerings reducing the market price of our Class A Common Stock and diluting the value of their stock holdings in us.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal executive offices and worldwide headquarters are currently located at 1633 Broadway, New York, New York 10019, under a long-term lease ending July 31, 2029. The lease also includes a single option for us to extend the term for either five years or ten years. In addition, under certain conditions, we have the ability to lease additional space in the building and have a right of first refusal with regard to certain additional space. We also have a lease agreement for office space located in the Ford Factory Building at 777 S. Santa Fe Avenue, Los Angeles, California 90021 for an initial term of 12 years and 9 months with a single option to extend the term of the lease for 10 years, set to initially expire on April 30, 2030. This office space is currently used as our Los Angeles, California headquarters. We also own other property and lease facilities elsewhere throughout the world as necessary to operate our businesses. We consider our properties adequate for our current needs.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
The Company's Class A Common Stock began trading on the Nasdaq stock market under the symbol “WMG” on June 3, 2020. The Company's Class B Common Stock is not listed on any stock exchange nor traded on any public market.
Holders of Record
As of November 19, 2020, there were approximately 10 stockholders of record of the Company's Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of individuals and entities, we excluded the total number of beneficial owners represented by these record holders. As of November 19, 2020, there were 10 stockholders of record of our Class B Common Stock.
Dividend Policy
The Company’s ability to pay dividends may be restricted by covenants in certain of the indentures governing its notes and in the credit agreements for the Senior Term Loan Facility and the Revolving Credit Facility.
In the first quarter of fiscal year 2019, the Company instituted a regular quarterly dividend policy whereby it intended to pay a modest regular quarterly dividend in each of the first three fiscal quarters and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. In connection with the IPO, the Company amended its dividend policy whereby it intends to pay quarterly cash dividends to holders of its Class A Common Stock and Class B Common Stock. The Company paid the first dividend under this policy of $0.12 per share in September 2020. The declaration of each dividend will continue to be at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, earnings, liquidity and capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by Delaware law, general business conditions and any other factors that the Company’s board of directors deems relevant in making such a determination. Therefore, there can be no assurance that the Company will pay any dividends to holders of the Company’s common stock, or as to the amount of any such dividends.
Stock Performance Graph
This performance graph shall not be deemed to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.
The following graph shows a comparison of the cumulative total return on our Class A Common Stock from June 3, 2020 (the date our Class A Common Stock commenced trading on the Nasdaq Global Select Market) through September 30, 2020 with the cumulative total return of the Standard & Poor's 500 Index (“S&P 500 Index”) and the Nasdaq Composite Index over the same period, assuming the investment of $100 in our Class A Common Stock and in each index on June 3, 2020 and the reinvestment of dividends in each of our Class A Common Stock and each index. The graph uses the closing market price on June 3, 2020 of $30.12 per share as the initial value of our common stock, which had an initial public offering price of $25.00. The monthly intervals below are based on the Company’s 52-53 week fiscal year in which each reporting period ends on the last Friday of the respective period.
The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

	6/3/2020	6/26/2020	7/31/2020	8/28/2020	9/25/2020
Warner Music Group Corp.	$100	$101	$100	$98	$90
S&P 500 Index	100	96	105	112	106
NASDAQ Composite Index	100	101	112	124	115
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report.
The following selected financial data have been derived from the Company’s consolidated financial statements. The financial data for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, and as of September 30, 2020 and September 30, 2019 have been derived from the Company’s consolidated financial statements included elsewhere in this Annual Report. The financial data for the fiscal years ended September 30, 2017 and September 30, 2016, and as of September 30, 2018, September 30, 2017 and September 30, 2016 have been derived from the Company’s consolidated financial statements not included in this Annual Report. Historical results are not indicative of future operating results.

	Fiscal Year Ended September 30,
	2020	2019	2018	2017	2016
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Revenues	$4,463	$4,475	$4,005	$3,576	$3,246
Interest expense, net	(127)	(142)	(138)	(149)	(173)
Net (loss) income	(470)	258	312	149	30
Less: Income attributable to noncontrolling interest	(5)	(2)	(5)	(6)	(5)
Net (loss) income attributable to Warner Music Group Corp. (1)	(475)	256	307	143	25
Net (loss) income per share attributable to common stockholders:
Class A – Basic and Diluted	$(0.82)	$—	$—	$—	$—
Class B – Basic and Diluted	(0.95)	0.51	0.61	0.29	0.05
Cash dividends declared per common share:
Class A Common Stock	$0.12	$—	$—	$—	$—
Class B Common Stock	0.27	0.59	1.84	0.17	—

Consolidated Balance Sheet Data (at period end):
Cash and equivalents	$553	$619	$514	$647	$359
Total assets	6,410	6,017	5,344	5,718	5,335
Total debt (including current portion of long-term debt)	3,104	2,974	2,819	2,811	2,778
Total (deficit) equity	(45)	(269)	(320)	308	210

Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$463	$400	$425	$535	$342
Investing activities	(219)	(376)	405	(126)	(8)
Financing activities	(316)	88	(955)	(128)	(216)
Depreciation and amortization	261	269	261	251	293
Capital expenditures	(85)	(104)	(74)	(44)	(42)
______________________________________
(1)Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2020 includes a net loss on extinguishment of debt of $34 million, non-cash stock-based compensation expense of $608 million, and a one-time management agreement termination fee and IPO-related expenses of $89 million. Net income attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2019 includes a net loss on extinguishment of debt of $7 million, variable compensation costs associated with the Senior Management Free Cash Flow Plan of $71 million and a benefit due to the reversal of the U.S. valuation allowance of $59 million related to foreign tax credits. Net income attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2018 includes a net loss on extinguishment of debt of $31 million, variable compensation costs associated with the Senior Management Free Cash Flow Plan of $108 million, net gain on the Spotify share sale of $317 million after taxes and restructuring charges of $44 million. Net income attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2017 includes a benefit due to the reversal of the U.S. valuation allowance of $125 million, net loss on extinguishment of debt of $35 million, variable compensation costs associated with the Senior Management Free Cash Flow Plan of $102 million and net gain on divestitures primarily related to

PLG of $6 million. Net income attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2016 includes net loss on extinguishment of debt of $18 million, gain on sale of real estate of $24 million and net gain on divestitures primarily related to PLG of $9 million.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Item 1A. Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements.”
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report.
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
Following completion of the IPO and the exercise in full of the underwriters’ option to purchase additional shares, Access and its affiliates held an aggregate of 421,450,000 shares of Class B Common Stock, representing approximately 99% of the total combined voting power of the Company’s outstanding common stock and approximately 83% of the economic interest. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ. See Item 1A. Risk Factors — Risks Related to Our Controlling Stockholder.
The Company and Holdings are holding companies that conduct substantially all of their business operations through their subsidiaries. The terms “we,” “us,” “our,” “ours” and the “Company” refer collectively to Warner Music Group Corp. and its consolidated subsidiaries, except where otherwise indicated.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the consolidated financial statements and related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:
•Business overview. This section provides a general description of our business, as well as a discussion of factors that we believe are important in understanding our results of operations and comparability and in anticipating future trends.
•Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, as well as a discussion of our financial condition and liquidity as of September 30, 2020. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
•Critical accounting policies. This section identifies those accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and involve significant management estimates. The Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
Use of OIBDA
We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (“OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses and other non-operating income (loss). Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) attributable to Warner Music Group Corp. and other measures of financial performance reported in accordance with United States generally accepted accounting principles (“U.S. GAAP”). In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated OIBDA to operating income (loss) and net income (loss) attributable to Warner Music Group Corp. is provided in “—Results of Operations.”
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
BUSINESS OVERVIEW
We are one of the world’s leading music entertainment companies. Our renowned family of iconic record labels, including Atlantic Records, Warner Records, Elektra Records and Parlophone Records, is home to many of the world’s most popular and influential recording artists. In addition, Warner Chappell Music, our global music publishing business, boasts an extraordinary catalog that includes timeless standards and contemporary hits, representing works by over 80,000 songwriters and composers, with a global collection of more than one million musical compositions. We classify our business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of each of those operations is presented below.
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
•Artist services and expanded-rights: the rightsholder receives revenues with respect to our artist services businesses and our participation in expanded rights associated with our recording artists, including merchandising, touring, concert promotion, ticketing, sponsorship, fan clubs, artist websites and artist and brand management; and
•Licensing: the rightsholder receives royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and video games; the rightsholder also receives royalties if sound recordings are performed publicly through broadcast of music on television, radio and cable, and in public spaces such as shops, workplaces, restaurants, bars and clubs.
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
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles, with operations in over 70 countries through various subsidiaries, affiliates, and non-affiliated licensees and sub-publishers. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 80,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.

Music Publishing revenues are derived from five main sources:
•Performance: the rightsholder receives revenues if the musical composition is performed publicly through broadcast of music on television, radio and cable and in retail locations (e.g. bars and restaurants), live performance at a concert or other venue (e.g., arena concerts and nightclubs), and performance of music in staged theatrical productions;
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
In January 2020, a new strain of coronavirus, COVID-19, was identified in Wuhan, China. On March 11, 2020, the World Health Organization declared a global pandemic. The global pandemic and governmental responses thereto have disrupted physical and manufacturing supply chains and required the closures of physical retailers, resulting in declines in our physical revenue streams. Additionally, stay-at-home orders, limited indoor and outdoor gatherings and other restrictions have negatively affected our business in other ways, such as, making it impossible to hold live concert tours, adversely impacting our concert promotion business and the sale of merchandise, delaying the release of new recordings and disrupting the production and release of motion pictures and television programs, which has negatively affected licensing revenue in our Recorded Music business and synchronization revenue in our Music Publishing business. However, the disruption from the COVID-19 pandemic may accelerate growth of other revenue streams such as fitness and interactive gaming (including augmented reality and virtual reality). Our results of operations, cash flows and financial condition at and for the fiscal year ended September 30, 2020 were adversely affected by the global pandemic. In addition to the impact resulting from the business disruption, the Company recognized charges of $17 million impacting OIBDA and a total of $22 million impacting net income for the fiscal year ended September 30, 2020.
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
The sale of shares through the offering consisted entirely of secondary shares sold by Access. We did not receive any proceeds resulting from the sale and listing of shares. As a result, we incurred one-time costs associated with the IPO of approximately $89 million for the fiscal year ended September 30, 2020, $60 million of which relates to the Management Agreement as defined below. Going forward, our results of operations will include expenses associated with being a public company, including auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. For the fiscal year ended September 30, 2020, costs associated with being a public company were approximately $4 million.

Senior Management Free Cash Flow Plan
On June 5, 2020, we amended our Senior Management Free Cash Flow Plan (the “Plan”), which pays annual bonuses to certain executives based on our free cash flow and offers participants the opportunity to share in the appreciation of the value of our common stock, to remove the cash-settlement feature of the awards issued previously under the Plan. Our results of operations were adversely impacted by a non-cash stock-based compensation charge of $593 million for the fiscal year ended September 30, 2020 which reflects the mark-to-market adjustment through the modification date of the Plan for the change in value of our common stock upon consummation of the IPO. We incurred non-cash stock-based compensation charges associated with mark-to-market adjustments of $42 million and $43 million for the fiscal years ended September 30, 2019 and September 30, 2018, respectively.
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
Adoption of New Revenue Recognition Standard
In May 2014, the FASB issued guidance codified in ASC 606, Revenue from Contracts with Customers (“ASC 606”), which replaces the guidance in former ASC 605, Revenue Recognition and ASC 928-605, Entertainment—Music. We adopted ASC 606 in fiscal 2019, which resulted in a change in the timing of revenue recognition in our Music Publishing business as well as international broadcast rights within our Recorded Music business. Under the new revenue recognition rules, revenue is recorded based on best estimates available in the period of sale or usage whereas revenue was previously recorded when cash was received for both the licensing of music publishing rights and international recorded music broadcast fees. Additionally, for certain licenses where the consideration is fixed and the intellectual property being licensed is static, revenue is recognized at the point in time when control of the licensed content is transferred to the customer. See “Critical Accounting Policies.”
Management Agreement
Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access provided the Company and its subsidiaries with financial, investment banking, management, advisory and other services. As a result of the completion of the IPO, the Management Agreement terminated in accordance with its terms and the Company paid to Access a one-time termination fee and a fee for transaction services in an aggregate amount of $60 million. Prior to the termination of the Management Agreement, the Company incurred costs associated with the Management Agreement of approximately $7 million, $11 million and $16 million for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively. Such amounts have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

RESULTS OF OPERATIONS
Fiscal Year Ended September 30, 2020 Compared with Fiscal Year Ended September 30, 2019 and Fiscal Year Ended September 30, 2018
Consolidated Results
Revenues
The Company’s revenues were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Revenue by Type
Digital	$2,568	$2,343	$2,019	$225	10%	$324	16%
Physical	434	559	630	(125)	-22%	(71)	-11%
Total Digital and Physical	3,002	2,902	2,649	100	3%	253	10%
Artist services and expanded-rights	525	629	389	(104)	-17%	240	62%
Licensing	283	309	322	(26)	-8%	(13)	-4%
Total Recorded Music	3,810	3,840	3,360	(30)	-1%	480	14%
Performance	142	183	212	(41)	-22%	(29)	-14%
Digital	337	271	237	66	24%	34	14%
Mechanical	48	55	72	(7)	-13%	(17)	-24%
Synchronization	119	120	119	(1)	-1%	1	1%
Other	11	14	13	(3)	-21%	1	8%
Total Music Publishing	657	643	653	14	2%	(10)	-2%
Intersegment eliminations	(4)	(8)	(8)	4	-50%	—	—%
Total Revenues	$4,463	$4,475	$4,005	$(12)	—%	$470	12%
Revenue by Geographical Location
U.S. Recorded Music	$1,609	$1,656	$1,460	$(47)	-3%	$196	13%
U.S. Music Publishing	325	300	294	25	8%	6	2%
Total U.S.	1,934	1,956	1,754	(22)	-1%	202	12%
International Recorded Music	2,201	2,184	1,900	17	1%	284	15%
International Music Publishing	332	343	359	(11)	-3%	(16)	-4%
Total International	2,533	2,527	2,259	6	—%	268	12%
Intersegment eliminations	(4)	(8)	(8)	4	-50%	—	—%
Total Revenues	$4,463	$4,475	$4,005	$(12)	—%	$470	12%
Total Revenues
2020 vs. 2019
Total revenues decreased by $12 million, or 0%, to $4,463 million for the fiscal year ended September 30, 2020 from $4,475 million for the fiscal year ended September 30, 2019. Prior to intersegment eliminations, Recorded Music revenues represented 85% and 86% of total revenues for the fiscal years ended September 30, 2020 and September 30, 2019, respectively. Prior to intersegment eliminations, Music Publishing revenues represented 15% and 14% of total revenues for the fiscal years ended September 30, 2020 and September 30, 2019, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenues for the fiscal year ended September 30, 2020 and 44% and 56% of total revenues for the fiscal year ended September 30, 2019, respectively.

Total digital revenues after intersegment eliminations increased by $293 million, or 11%, to $2,903 million for the fiscal year ended September 30, 2020 from $2,610 million for the fiscal year ended September 30, 2019. Total digital revenues represented 65% and 58% of consolidated revenues for the fiscal years ended September 30, 2020 and September 30, 2019, respectively. The increase in digital revenue as a percentage of consolidated revenue is due to the continued growth in streaming revenue, which was largely uninterrupted by COVID-19, and the decrease in total consolidated revenue due to the business interruption impact of COVID-19. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2020 were comprised of U.S. revenues of $1,479 million and international revenues of $1,426 million, or 51% and 49% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2019 were comprised of U.S. revenues of $1,382 million and international revenues of $1,232 million, or 53% and 47% of total digital revenues, respectively.
Recorded Music revenues decreased by $30 million, or 1%, to $3,810 million for the fiscal year ended September 30, 2020 from $3,840 million for the fiscal year ended September 30, 2019. U.S. Recorded Music revenues were $1,609 million and $1,656 million, or 42% and 43% of consolidated Recorded Music revenues for the fiscal years ended September 30, 2020 and September 30, 2019, respectively. International Recorded Music revenues were $2,201 million and $2,184 million, or 58% and 57% of consolidated Recorded Music revenues for the fiscal years ended September 30, 2020 and September 30, 2019, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in physical, artist services and expanded-rights, and licensing revenue partially offset by increases in digital revenue. Physical revenue decreased by $125 million primarily due to the continued shift from physical revenue to digital revenue, timing of releases, prior-year success of Johnny Hallyday and impact of the COVID-19 business interruption resulting in lower physical sales, offset by current year release success in Japan. Artist services and expanded-rights revenue decreased by $104 million primarily due to a decrease in touring activity and tour related merchandising resulting from COVID-19 business interruption related tour postponements and cancellations, partially offset by higher e-commerce merchandising revenue. Licensing revenue decreased by $26 million primarily due to the impact of COVID-19, which resulted in lower broadcast fees, synchronization revenue due to lower advertising, television and film deal activity, partially offset by $5 million of licensing settlements. Digital revenue increased by $225 million as a result of the continued growth in streaming services and strength of releases, which included new releases from Roddy Ricch, YoungBoy Never Broke Again and Dua Lipa, as well as carryover success from Ed Sheeran, Tones and I, Hamilton, Lizzo, Cardi B, and Young Thug. Revenue from streaming services grew by $274 million or 13% to $2,403 million for the fiscal year ended September 30, 2020 from $2,129 million for the fiscal year ended September 30, 2019. Streaming revenue growth was partially offset by a decline in download and other digital revenues of $49 million to $165 million for the fiscal year ended September 30, 2020 from $214 million for the fiscal year ended September 30, 2019 due to the continued shift to streaming services.
Music Publishing revenues increased by $14 million, or 2%, to $657 million for the fiscal year ended September 30, 2020 from $643 million for the fiscal year ended September 30, 2019. U.S. Music Publishing revenues were $325 million, or 49% of consolidated Music Publishing revenues for the fiscal year ended September 30, 2020, and $300 million, or 47% of consolidated Music Publishing revenues for the fiscal year ended September 30, 2019. International Music Publishing revenues were $332 million, or 51% of consolidated Music Publishing revenues for the fiscal year ended September 30, 2020, and $343 million, or 53% of consolidated Music Publishing revenues for the fiscal year ended September 30, 2019.
The overall increase in Music Publishing revenue was mainly driven by an increase in digital revenue of $66 million or 24%, partially offset by decreases in performance revenue of $41 million or 22%, mechanical revenue of $7 million, synchronization revenue of $1 million and other revenue of $3 million. The increase in digital revenue mainly reflects the continued shift to streaming services. The decreases in Music Publishing performance revenue and mechanical revenue are primarily due to COVID-19 related business interruption and the timing of distributions.
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
Revenue by Geographical Location
2020 vs. 2019
U.S. revenue decreased by $22 million, or 1%, to $1,934 million for the fiscal year ended September 30, 2020 from $1,956 million for the fiscal year ended September 30, 2019. U.S. Recorded Music revenue decreased by $47 million or 3%. The primary drivers were the decreases in U.S. Recorded Music physical revenue and U.S artist services and expanded rights revenue. These decreases were partially offset by increases in U.S digital revenue, which increased by $64 million due to the continued growth in streaming services, and U.S licensing revenue, which increased by $10 million primarily due to licensing settlements despite the impact of COVID-19 interruptions. U.S. streaming revenue increased by $91 million, partially offset by a $27 million decline in download revenue. U.S. artist services and expanded-rights revenue decreased by $63 million, or 36%, driven by the impact of COVID-19 business interruptions, which resulted in tour postponements and cancellations and decreased physical retail and tour-related merchandising revenues. U.S. physical revenue decreased by $58 million due to the shift from physical to digital formats, impact of COVID-19 and timing of releases. U.S. Music Publishing revenue increased by $25 million or 8%. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $33 million due to the continued growth in streaming services partially offset by a decrease in performance revenue of $6 million and synchronization revenue of $2 million due to COVID-19.
International revenue increased by $6 million, or 0%, to $2,533 million for the fiscal year ended September 30, 2020 from $2,527 million for the fiscal year ended September 30, 2019. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $35 million or 1%. International Recorded Music revenue increased $17 million primarily due to an increase in digital revenue of $161 million partially offset by decreases in artist services and expanded-rights revenue of $41 million, physical revenue of $67 million and licensing revenue of $36 million. International Recorded Music digital revenue increased due to a $183 million increase in streaming services revenue, partially offset by a $22 million decline in download and other digital revenue. The increase in international Recorded Music streaming revenue was due to the continued growth in streaming services internationally. International Recorded Music artist services and expanded-rights revenue decreased primarily due to the impact of COVID-19 business interruptions, which resulted in tour postponements and cancellations, in contrast to strong touring in the prior year. This was offset by an increase in merchandise revenue, which reflects a decrease in physical retail and tour related merchandising offset by growth in EMP e-commerce merchandise revenue. International Recorded Music physical revenue decreased due to the continued shift from physical revenue to digital revenue, impact of COVID-19, timing of releases, and the prior-year physical success of Johnny Hallyday. International Recorded Music licensing revenue decreased due to the impact of COVID-19. International Music Publishing revenue decreased $11 million or 3%. This was primarily driven by decreases in international Music Publishing performance revenue of $35 million and mechanical revenue of $7 million, both due to the impact of COVID-19 and timing of distributions, other revenue of $3 million partially offset by increases in digital revenue of $33 million, primarily due to growth in streaming, and synchronization revenue of $1 million.
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
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,560	$1,574	$1,471	$(14)	-1%	$103	7%
Product costs	773	827	700	(54)	-7%	127	18%
Total cost of revenues	$2,333	$2,401	$2,171	$(68)	-3%	$230	11%

2020 vs. 2019
Our cost of revenues decreased by $68 million, or 3%, to $2,333 million for the fiscal year ended September 30, 2020 from $2,401 million for the fiscal year ended September 30, 2019. Expressed as a percentage of revenues, cost of revenues decreased to 52% for the fiscal year ended September 30, 2020 from 53% for the fiscal year ended September 30, 2019.
Artist and repertoire costs decreased by $14 million, or 1%, to $1,560 million for the fiscal year ended September 30, 2020 from $1,574 million for the fiscal year ended September 30, 2019. Artist and repertoire costs as a percentage of revenues remained constant at 35% for each of the fiscal years ended September 30, 2020 and September 30, 2019.
Product costs decreased by $54 million, or 7%, to $773 million for the fiscal year ended September 30, 2020 from $827 million for the fiscal year ended September 30, 2019. Product costs as a percentage of revenues decreased to 17% for the fiscal year ended September 30, 2020 from 18% for the fiscal year ended September 30, 2019. The overall decrease in product costs primarily relates to revenue mix due to lower physical and artist-services and expanded rights revenues, partially offset by increases in our third party distributed label revenue.
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
Selling, general and administrative expenses
Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$1,434	$764	$814	$670	88%	$(50)	-6%
Selling and marketing expense	640	632	530	8	1%	102	19%
Distribution expense	95	114	67	(19)	-17%	47	70%
Total selling, general and administrative expense	$2,169	$1,510	$1,411	$659	44%	$99	7%
______________________________________
(1)Includes depreciation expense of $71 million, $61 million and $55 million for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively.
2020 vs. 2019
Total selling, general and administrative expense increased by $659 million, or 44%, to $2,169 million for the fiscal year ended September 30, 2020 from $1,510 million for the fiscal year ended September 30, 2019. Expressed as a percentage of revenues, selling, general and administrative expenses increased to 49% for the fiscal year ended September 30, 2020 from 34% for the fiscal year ended September 30, 2019. This is primarily due to the $559 million of increased expense associated with non-cash stock-based compensation, the one-time management agreement termination fee and IPO related expenses totaling $89 million and a one-time charge within depreciation expense of $10 million related to our Los Angeles, California headquarters relocation. Excluding non-cash stock-based compensation expense, the one-time management agreement termination fee and IPO related expenses, and one-time charge within depreciation expense, selling, general and administrative expense as a percentage of revenue remained constant at 33% for each of the fiscal years ended September 30, 2020 and September 30, 2019.
General and administrative expenses increased by $670 million, or 88%, to $1,434 million for the fiscal year ended September 30, 2020 from $764 million for the fiscal year ended September 30, 2019. The increase in general and administrative expense was primarily due to higher expense associated with non-cash stock-based compensation of $559 million, the one-time management agreement termination fee and IPO related expenses totaling $89 million, a one-time charge within depreciation expense of $10 million, costs associated with transformation initiatives of $19 million and costs associated with COVID-19 business interruption of $17 million, partially offset by lower overhead due to active cost management efforts. Expressed as a percentage of revenue, general and administrative expense increased to 32% for the fiscal year ended September 30, 2020 from 17% for the fiscal year ended September 30, 2019. Excluding non-cash stock-based compensation expense, the one-time management agreement termination fee and IPO related expenses, and the one-time charge within depreciation expense, general and administrative expense as a percentage of revenue remained constant at 16% for each of the fiscal years ended September 30, 2020 and September 30, 2019.
Selling and marketing expense increased by $8 million, or 1%, to $640 million for the fiscal year ended September 30, 2020 from $632 million for the fiscal year ended September 30, 2019. Expressed as a percentage of revenues, selling and marketing expense remained constant at 14% for each of the fiscal years ended September 30, 2020 and September 30, 2019.
Distribution expense decreased by $19 million, or 17%, to $95 million for the fiscal year ended September 30, 2020 from $114 million for the fiscal year ended September 30, 2019. Expressed as a percentage of revenues, distribution expense decreased to 2% for the fiscal year ended September 30, 2020 from 3% for the fiscal year ended September 30, 2019 mainly due to revenue mix, specifically declines in physical and artist services and expanded rights revenue.
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

	For the Fiscal Year Ended September 30,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Net (loss) income attributable to Warner Music Group Corp.	$(475)	$256	$307	$(731)	—%	$(51)	-17%
Income attributable to noncontrolling interest	5	2	5	3	—%	(3)	-60%
Net (loss) income	(470)	258	312	(728)	—%	(54)	-17%
Income tax expense	23	9	130	14	—%	(121)	-93%
(Loss) income before income taxes	(447)	267	442	(714)	—%	(175)	-40%
Other expense (income)	57	(60)	(394)	117	—%	334	-85%
Interest expense, net	127	142	138	(15)	-11%	4	3%
Loss on extinguishment of debt	34	7	31	27	—%	(24)	-77%
Operating (loss) income	(229)	356	217	(585)	—%	139	64%
Amortization expense	190	208	206	(18)	-9%	2	1%
Depreciation expense	71	61	55	10	16%	6	11%
OIBDA	$32	$625	$478	$(593)	-95%	$147	31%
OIBDA
2020 vs. 2019
Our OIBDA decreased by $593 million, or 95%, to $32 million for the fiscal year ended September 30, 2020 as compared to $625 million for the fiscal year ended September 30, 2019 primarily as a result of higher selling, general and administrative expenses. Expressed as a percentage of total revenue, OIBDA margin decreased to 1% for the fiscal year ended September 30, 2020 from 14% for the fiscal year ended September 30, 2019. Excluding non-cash stock-based compensation expense, the one-time management agreement termination fee and IPO related expenses, as a percentage of total revenue, OIBDA margin increased to 16% for the fiscal year ended September 30, 2020 from 15% for the fiscal year ended September 30, 2019.
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
Depreciation expense
2020 vs. 2019
Our depreciation expense increased by $10 million, or 16%, to $71 million for the fiscal year ended September 30, 2020 from $61 million for the fiscal year ended September 30, 2019, primarily due to a one-time charge of $10 million representing the difference between the net book value of a building and its recoverable value. The building was exited as part of our Los Angeles, California headquarters relocation.
2019 vs. 2018
Our depreciation expense increased by $6 million, or 11%, to $61 million for the fiscal year ended September 30, 2019 from $55 million for the fiscal year ended September 30, 2018, primarily due to increased assets from the EMP acquisition in October 2018 and our new Los Angeles, California headquarters placed into service in April 2019.

Amortization expense
2020 vs. 2019
Amortization expense decreased by $18 million, or 9%, to $190 million for the fiscal year ended September 30, 2020 from $208 million for the fiscal year ended September 30, 2019, primarily due to certain intangible assets becoming fully amortized.
2019 vs. 2018
Amortization expense increased by $2 million, or 1%, to $208 million for the fiscal year ended September 30, 2019 from $206 million for the fiscal year ended September 30, 2018, primarily due to an increase in amortizable intangible assets related to the acquisition of EMP in October 2018, offset by the impact of foreign currency exchange rates.
Operating (loss) income
2020 vs. 2019
Our operating income decreased by $585 million to a loss of $229 million for the fiscal year ended September 30, 2020 from income of $356 million for the fiscal year ended September 30, 2019. The decrease in operating income was due to the factors that led to the decrease in OIBDA.
2019 vs. 2018
Our operating income increased by $139 million to $356 million for the fiscal year ended September 30, 2019 from $217 million for the fiscal year ended September 30, 2018. The increase in operating income was due to the factors that led to the increase in OIBDA.
Loss on extinguishment of debt
2020 vs. 2019
We recorded a loss on extinguishment of debt in the amount of $34 million for the fiscal year ended September 30, 2020, which represents the premiums paid for early redemption and unamortized deferred financing costs in connection with the redemption of the 4.125%, 4.875% and 5.00% Senior Secured Notes (as defined later in this Annual Report) and the partial repayment of the Senior Term Loan Facility (as defined later in this Annual Report). We recorded a loss on extinguishment of debt in the amount of $7 million for the fiscal year ended September 30, 2019, which represents the unamortized deferred financing costs related to the redemption of a portion of the 4.125% Senior Notes and all of the 5.625% Senior Notes, in addition to the open market purchases of the 4.875% Senior Notes. Please refer to Note 10 of our consolidated financial statements for further discussion.
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
Interest expense, net
2020 vs. 2019
Our interest expense, net decreased by $15 million, or 11% to $127 million for the fiscal year ended September 30, 2020 from $142 million for the fiscal year ended September 30, 2019. This was primarily driven by a decline in LIBOR rates as well as lower interest rates as a result of refinancing transactions and redemption activity.

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
Other expense (income)
2020 vs. 2019
Other expense (income) decreased by $117 million to other expense of $57 million for the fiscal year ended September 30, 2020 from other income of $60 million for the fiscal year ended September 30, 2019. Other expense for the fiscal year ended September 30, 2020 primarily includes the non-cash unrealized loss on the remeasurement of our Euro-denominated debt of $56 million, $4 million loss on hedging activity and losses on investments of $7 million, partially offset by an unrealized gain of $9 million on the mark-to-market of an equity method investment.
Other expense (income) for the fiscal year ended September 30, 2019 includes non-cash unrealized foreign exchange currency gains on the remeasurement of our Euro-denominated debt of $43 million, unrealized gain of $19 million on the mark-to-market of an equity method investment, partially offset by the impact of other movements in foreign exchange rates.
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
Income tax expense
2020 vs. 2019
Our income tax expense increased by $14 million to $23 million for the fiscal year ended September 30, 2020 from $9 million for the fiscal year ended September 30, 2019. The net increase of $14 million in income tax expense primarily relates to a greater release of a U.S. deferred tax valuation allowance in the fiscal year ended September 30, 2019.
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
Net (loss) income
2020 vs. 2019
Our net income decreased by $728 million to a loss of $470 million for the fiscal year ended September 30, 2020 from income of $258 million for the fiscal year ended September 30, 2019 as a result of the factors described above.
2019 vs. 2018
Our net income decreased by $54 million to $258 million for the fiscal year ended September 30, 2019 from $312 million for the fiscal year ended September 30, 2018 as a result of the factors described above.

Noncontrolling interest
2020 vs. 2019
There was $5 million of income attributable to noncontrolling interests for the fiscal year ended September 30, 2020. There was $2 million of income attributable to noncontrolling interests for the fiscal year ended September 30, 2019.
2019 vs. 2018
There was $2 million of income attributable to noncontrolling interests for the fiscal year ended September 30, 2019 primarily due to the adoption of ASC 606. There was $5 million of income attributable to noncontrolling interests for the fiscal year ended September 30, 2018.
Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Fiscal Year Ended September 30,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Recorded Music
Revenues	$3,810	$3,840	$3,360	$(30)	-1%	$480	14%
Operating income	175	439	307	(264)	-60%	132	43%
OIBDA	349	623	480	(274)	-44%	143	30%
Music Publishing
Revenues	657	643	653	14	2%	(10)	-2%
Operating income	81	92	84	(11)	-12%	8	10%
OIBDA	157	166	159	(9)	-5%	7	4%
Corporate expenses and eliminations
Revenue eliminations	(4)	(8)	(8)	4	-50%	—	—%
Operating loss	(485)	(175)	(174)	(310)	—%	(1)	1%
OIBDA	(474)	(164)	(161)	(310)	—%	(3)	2%
Total
Revenues	4,463	4,475	4,005	(12)	—%	470	12%
Operating (loss) income	(229)	356	217	(585)	—%	139	64%
OIBDA	32	625	478	(593)	-95%	147	31%
Recorded Music
Revenues
2020 vs. 2019
Recorded Music revenues decreased by $30 million, or 1%, to $3,810 million for the fiscal year ended September 30, 2020 from $3,840 million for the fiscal year ended September 30, 2019. U.S. Recorded Music revenues were $1,609 million and $1,656 million, or 42% and 43% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2020 and September 30, 2019, respectively. International Recorded Music revenues were $2,201 million and $2,184 million, or 58% and 57% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2020 and September 30, 2019, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in physical, artist services and expanded-rights and licensing revenue, partially offset by an increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
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
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,148	$1,178	$1,054	$(30)	-3%	$124	12%
Product costs	771	827	700	(56)	-7%	127	18%
Total cost of revenues	$1,919	$2,005	$1,754	$(86)	-4%	$251	14%
2020 vs. 2019
Recorded Music cost of revenues decreased by $86 million, or 4%, to $1,919 million for the fiscal year ended September 30, 2020 from $2,005 million for the fiscal year ended September 30, 2019. Expressed as a percentage of Recorded Music revenue, cost of revenues decreased from 50% for the fiscal year ended September 30, 2020 from 52% for the fiscal year ended September 30, 2019.
Artist and repertoire costs as a percentage of revenue decreased to 30% for the fiscal year ended September 30, 2020 from 31% for the fiscal year ended September 30, 2019. The decrease is primarily attributable to revenue mix and lower artist related costs, including a decrease in spending.
Product costs as a percentage of revenue decreased to 20% for the fiscal year ended September 30, 2020 from 22% for the fiscal year ended September 30, 2019. The decrease in product costs primarily relates to revenue mix due to lower physical and artist-services and expanded rights revenues, partially offset by increases in our third party distributed label revenue.
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
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$875	$522	$573	$353	68%	$(51)	-9%
Selling and marketing expense	627	621	521	6	1%	100	19%
Distribution expense	95	114	67	(19)	-17%	47	70%
Total selling, general and administrative expense	$1,597	$1,257	$1,161	$340	27%	$96	8%
______________________________________
(1)Includes depreciation expense of $55 million, $45 million, and $35 million for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively.

2020 vs. 2019
Recorded Music selling, general and administrative expense increased by $340 million, or 27%, to $1,597 million for the fiscal year ended September 30, 2020 from $1,257 million for the fiscal year ended September 30, 2019. The increase in general and administrative expense was primarily due to higher non-cash stock-based compensation expense of $359 million and a one-time charge within depreciation expense of $10 million related to our Los Angeles, California headquarters relocation, partially offset by lower overhead from active cost management efforts. The decrease in distribution expense was primarily due to lower physical and artist services and expanded rights revenues. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 42% for the fiscal year ended September 30, 2020 from 33% for the fiscal year ended September 30, 2019. Excluding non-cash stock-based compensation expense and the one-time charge within depreciation expense, selling, general and administrative expense as a percentage of Recorded Music revenue decreased to 31% for the fiscal year ended September 30, 2020 from 32% for the fiscal year ended September 30, 2019.
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
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Operating income	$175	$439	$307	$(264)	-60%	$132	43%
Depreciation and amortization	174	184	173	(10)	-5%	11	6%
OIBDA	$349	$623	$480	$(274)	-44%	$143	30%
2020 vs. 2019
Recorded Music OIBDA decreased by $274 million, or 44%, to $349 million for the fiscal year ended September 30, 2020 from $623 million for the fiscal year ended September 30, 2019 primarily as a result of higher general and administrative expenses. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin decreased to 9% for the fiscal year ended September 30, 2020 from 16% for the fiscal year ended September 30, 2019. Excluding non-cash stock-based compensation expense, OIBDA as a percentage of Recorded Music revenue increased to 19% for the fiscal year ended September 30, 2020 from 17% for the fiscal year ended September 30, 2019.
Recorded Music operating income decreased by $264 million to $175 million for the fiscal year ended September 30, 2020 from $439 million for the fiscal year ended September 30, 2019 due to the factors that led to the increase in Recorded Music OIBDA noted above. Excluding non-cash stock-based compensation expense and the one-time charge within depreciation expense, Recorded Music operating income increased by $105 million due to lower total cost of revenues, amortization expense, distribution expense, and general and administrative expense.
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
Music Publishing
Revenues
2020 vs. 2019
Music Publishing revenues increased by $14 million, or 2%, to $657 million for the fiscal year ended September 30, 2020 from $643 million for the fiscal year ended September 30, 2019. U.S. Music Publishing revenues were $325 million and $300 million, or 49% and 47%, of Music Publishing revenues for the fiscal years ended September 30, 2020 and September 30, 2019, respectively. International Music Publishing revenues were $332 million and $343 million, or 51% and 53%, of Music Publishing revenues for the fiscal years ended September 30, 2020 and September 30, 2019, respectively.
The overall increase in Music Publishing revenue was mainly driven by digital revenue growth, partially offset by lower performance revenue, mechanical revenue, synchronization revenue and other revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
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
Cost of revenues
Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$418	$404	$425	$14	3%	$(21)	-5%
Total cost of revenues	$418	$404	$425	$14	3%	$(21)	-5%
2020 vs. 2019
Music Publishing cost of revenues increased by $14 million, or 3%, to $418 million for the fiscal year ended September 30, 2020 from $404 million for the fiscal year ended September 30, 2019. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 64% for the fiscal year ended September 30, 2020 from 63% for the fiscal year ended September 30, 2019.
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

Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$85	$76	$74	$9	12%	$2	3%
Selling and marketing expense	2	2	2	—	—%	—	—%
Total selling, general and administrative expense	$87	$78	$76	$9	12%	$2	3%
______________________________________
(1)Includes depreciation expense of $5 million, $5 million and $7 million for the fiscal year ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively.
2020 vs. 2019
Music Publishing selling, general and administrative expense increased by $9 million, or 12%, to $87 million for the fiscal year ended September 30, 2020 as compared to $78 million for the fiscal year ended September 30, 2019. The increase in general and administrative expense was primarily due to higher employee-related costs and restructuring costs, partially offset by active cost management efforts. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense increased to 13% for the fiscal year ended September 30, 2020 from 12% for the fiscal year ended September 30, 2019.
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
Operating income and OIBDA
Music Publishing OIBDA includes the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Operating income	$81	$92	$84	$(11)	-12%	$8	10%
Depreciation and amortization	76	74	75	2	3%	(1)	-1%
OIBDA	$157	$166	$159	$(9)	-5%	$7	4%
2020 vs. 2019
Music Publishing OIBDA decreased by $9 million, or 5%, to $157 million for the fiscal year ended September 30, 2020 from $166 million for the fiscal year ended September 30, 2019. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin decreased to 24% for the fiscal year ended September 30, 2020 from 26% for the fiscal year ended September 30, 2019. The decrease was primarily due to higher artist and repertoire costs and general and administrative expenses.
Music Publishing operating income decreased by $11 million to $81 million for the fiscal year ended September 30, 2020 from $92 million for the fiscal year ended September 30, 2019 due to the factors that led to the decrease in Music Publishing OIBDA noted above.
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
Corporate Expenses and Eliminations
2020 vs. 2019
Our operating loss from corporate expenses and eliminations increased by $310 million to $485 million for the fiscal year ended September 30, 2020 from $175 million for the fiscal year ended September 30, 2019 which includes an increase in non-cash stock-based compensation expense of $200 million, the one-time management agreement termination fee and IPO related expenses totaling $89 million and higher costs related to transformation initiatives of $19 million.
Our OIBDA loss from corporate expenses and eliminations increased by $310 million to $474 million for the fiscal year ended September 30, 2020 from $164 million for the fiscal year ended September 30, 2019, due to the operating loss factors noted above.
2019 vs. 2018
Our operating loss from corporate expenses and eliminations increased by $1 million to $175 million for the fiscal year ended September 30, 2019 from $174 million for the fiscal year ended September 30, 2018, which includes higher corporate related costs, partially offset by a decrease of $15 million in non-cash stock-based compensation expense associated with the Senior Management Free Cash Flow Plan.
Our OIBDA loss from corporate expenses and eliminations increased by $3 million to $164 million for the fiscal year ended September 30, 2019 from $161 million for the fiscal year ended September 30, 2018, due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at September 30, 2020
At September 30, 2020, we had $3.104 billion of debt (which is net of $29 million of deferred financing costs), $553 million of cash and equivalents (net debt of $2.551 billion, defined as total debt, less cash and equivalents and deferred financing costs) and $63 million of Warner Music Group Corp. deficit. This compares to $2.974 billion of debt (which is net of $29 million of deferred financing costs), $619 million of cash and equivalents (net debt of $2.355 billion) and $289 million of Warner Music Group Corp. deficit at September 30, 2019.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018 have been derived from our consolidated financial statements included elsewhere herein.

	Fiscal Year Ended September 30,
	2020	2019	2018
Cash provided by (used in):
Operating activities	$463	$400	$425
Investing activities	(219)	(376)	405
Financing activities	(316)	88	(955)
Operating Activities
Cash provided by operating activities was $463 million for the fiscal year ended September 30, 2020 compared to $400 million for the fiscal year ended September 30, 2019 and $425 million for the fiscal year ended September 30, 2018. The primary driver of the $63 million increase in cash provided by operating activities during the current year was due to timing of working capital partially offset by higher taxes paid and increased cash A&R investments in the current year.
The decrease in results from operating activities for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018 reflected timing of royalty payments, partially offset by improved operating performance.
Investing Activities
Cash used in investing activities was $219 million for the fiscal year ended September 30, 2020 compared to $376 million for the fiscal year ended September 30, 2019 and cash provided by investing activities of $405 million for the fiscal year ended September 30, 2018.
Cash used in investing activities of $219 million for the fiscal year ended September 30, 2020 consisted of $81 million related to an acquisition, net of cash and equivalents acquired, $13 million relating to other investments, $85 million relating to capital expenditures, including investment in transformation initiatives, and $40 million to acquire music publishing rights and music catalogs.
Cash used in investing activities of $376 million for the fiscal year ended September 30, 2019 consisted of $183 million related to the acquisition of EMP, net of cash and equivalents acquired, $48 million relating to other investments, $104 million relating to capital expenditures, including investment in transformation initiatives, and $41 million to acquire music publishing rights and music catalogs.
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
Financing Activities
Cash used in financing activities was $316 million for the fiscal year ended September 30, 2020 compared to cash provided by financing activities of $88 million for the fiscal year ended September 30, 2019 and cash used in financing activities of $955 million for the fiscal year ended September 30, 2018.

The $316 million of cash used in financing activities for the fiscal year ended September 30, 2020 consisted of the tender for and repayment of Acquisition Corp.’s 5.000% Senior Secured Notes due 2023 of $300 million, repayment of Acquisition Corp.’s 4.875% Senior Secured Notes due 2024 of $220 million, repayment of Acquisition Corp.’s 4.125% Senior Secured Notes due 2024 of $349 million, partial repayment of Acquisition Corp.’s Senior Term Loan Facility due 2023 of $506 million, call premiums paid on and redemption deposits for early redemption of the aforementioned Senior Secured Notes of $23 million, dividends paid of $344 million and distributions to noncontrolling interest holders of $7 million, partially offset by the proceeds from the issuance of Acquisition Corp.’s 3.875% Senior Secured Notes due 2030 of $535 million, proceeds from the issuance of Acquisition Corp.’s 2.750% Senior Secured Notes due 2028 of $365 million, and proceeds from the issuance of Acquisition Corp.’s 3.000% Senior Secured Notes due 2031 of $550 million. Proceeds from issuance of Senior Secured Notes were offset by deferred financing costs paid of $17 million.
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
There were no drawdowns on the Revolving Credit Facility during the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018.
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
In August 2019, we announced that we were beginning a financial transformation initiative to upgrade our information technology and finance infrastructure over the next two years, including related systems and processes, for which we currently expect upfront costs to be approximately $120 million, which includes capital expenditures of approximately $40 million to $50 million (approximately half of which was incurred in the 2020 fiscal year and the remainder of which is largely expected to be incurred in fiscal 2021). There has been a slight delay in the timing of the transformation initiative as a result of COVID-19 business interruption but it is still expected to be completed over the next year. Annualized run-rate savings from the financial transformation initiative are expected to be between approximately $35 million and $40 million once fully implemented. We expect that our primary sources of liquidity will be sufficient to fund these expenditures.
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating has improved from B in 2017 to BB in 2020 with a stable outlook, and our Moody’s corporate family rating has improved from B1 in 2016 to Ba3 in 2020. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 3.7% as of September 30, 2020. Our nearest-term maturity date is in 2023. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.

On June 29, 2020, Acquisition Corp. issued and sold $535 million in aggregate principal amount of 3.875% Senior Secured Notes due 2030 (the “3.875% Senior Secured Notes”) and €325 million in aggregate principal amount of 2.750% Senior Secured Notes due 2028 (the “2.750% Senior Secured Notes”) as further described below. Net proceeds of the offerings were used to redeem €311 million of the 4.125% Senior Secured Notes due 2024 (the “4.125% Senior Secured Notes”) and $220 million of the 4.875% Senior Secured Notes due 2024 (the “4.875% Senior Secured Notes”) on June 30, 2020, constituting the redemption of all of the outstanding aggregate principal amount of the 4.125% Senior Secured Notes and the 4.875% Senior Secured Notes. The redemption price for the 4.125% Senior Secured Notes was approximately €322 million, equivalent to 103.094% of the principal amount of the 4.125% Senior Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was June 30, 2020. The redemption price for the 4.875% Senior Secured Notes was approximately $230 million, equivalent to 103.656% of the principal amount of the 4.875% Senior Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was June 30, 2020. The Company recorded a loss on extinguishment of debt of approximately $24 million in the fourth quarter of fiscal year 2020 as a result of these redemptions, which represents the premium paid on early redemption and unamortized deferred financing costs. The remaining proceeds of the offerings were used towards the tender offer for $300 million aggregate principal amount of 5.000% Senior Secured Notes due 2023 (the “5.000% Senior Secured Notes”), $244 million of which was tendered and accepted on June 29, 2020 and $295,000 of which was tendered and accepted on July 14, 2020. The remainder of the 5.000% Senior Secured Notes not tendered in the tender offer were redeemed on August 1, 2020. The Company recorded a loss on extinguishment of debt of approximately $6 million for the fiscal year ended 2020 as a result of this tender offer and redemption, which represents the premium to tender and unamortized deferred financing costs.
Additionally, on August 12, 2020, Acquisition Corp. issued and sold $550 million in aggregate principal amount of 3.000% Senior Secured Notes due 2031 (the “3.000% Senior Secured Notes”) as further described below. Net proceeds of the offering were used to repay a portion of the Senior Term Loan Facility. The Company recorded a loss on extinguishment of debt of approximately $4 million for the fiscal year ended 2020 which represented unamortized discount and unamortized deferred financing cost associated with the portion of the term loan repaid. On November 2, 2020, Acquisition Corp. issued and sold an additional $250 million in aggregate principal amount of 3.000% Senior Secured Notes.
Revolving Credit Facility
On January 31, 2018, Acquisition Corp. entered into the revolving credit agreement (as amended by the amendment dated October 9, 2019 and as further amended, amended and restated or otherwise modified from time to time, the “Revolving Credit Agreement”) for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”). On April 3, 2020, Acquisition Corp. entered into an amendment to the Revolving Credit Agreement (the “Second Amendment”) which, among other things, extended the final maturity of the Revolving Credit Facility from January 31, 2023 to April 3, 2025. For a more detailed description of the changes effected by the Second Amendment, see Note 10 to our consolidated financial statements included elsewhere herein.
Acquisition Corp. is the borrower under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $300 million and includes a $90 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) plus 1.875% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving LIBOR plus 1.00% per annum, plus, in each case, 0.875% per annum; provided that, for each of clauses (i) and (ii), the applicable margin with respect to such loans is subject to adjustment upon achievement of certain leverage ratios as set forth in a leverage-based pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.05x at September 30, 2020, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement).
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
Senior Term Loan Facility
Acquisition Corp. is party to a $820 million senior secured term loan credit facility, pursuant to a credit agreement dated November 1, 2012, as amended or supplemented (the “Senior Term Loan Credit Agreement”) with Credit Suisse AG, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (as described below, the “Senior Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facilities”). In August 2020, Acquisition Corp. used the proceeds of the offering of the 3.000% Senior Secured Notes to repay a portion of the Senior Term Loan Facility.
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
Secured Notes
3.625% Senior Secured Notes
On October 9, 2018, Acquisition Corp. issued €250 million in aggregate principal amount of its 3.625% Senior Secured Notes due 2026 (the “3.625% Senior Secured Notes”) and on April 30, 2019, Acquisition Corp. issued an additional €195 million in aggregate principal amount of the 3.625% Senior Secured Notes, in each case under the Indenture, dated as of November 1, 2012 (the “Original Senior Secured Base Indenture”, among Acquisition Corp., the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by the Eighth Supplemental Indenture and the Ninth Supplemental Indenture (the Original Senior Secured Base Indenture together with the Eight Supplemental Indenture and Ninth Supplemental Indenture, the “3.625% Senior Notes Indenture”). The 3.625% Senior Secured Notes may be redeemed, in whole or in part, at any time prior to October 15, 2021, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the 3.625% Senior Secured Notes redeemed plus the applicable make-whole premium (the “Make-Whole Redemption”) set forth in the 3.625% Senior Notes Indenture, plus accrued and unpaid interest thereon, if any, to the applicable redemption date. Additionally, at any time prior to October 15, 2021, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 3.625% Senior Secured Notes (including the aggregate principal amount of any additional securities constituting 3.625% Senior Secured Notes) issued under the 3.625% Secured Notes Indenture, at its option, at a redemption price equal to 103.625% of the principal amount of the 3.625% Senior Secured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption with proceeds that Acquisition Corp. or its direct or indirect parent raises in one or more equity offerings (the “Equity Redemption”).
On or after October 15, 2021, Acquisition Corp. may redeem all or a portion of the 3.625% Senior Secured Notes, at its option, at redemption prices starting at 101.813% during the twelve month period beginning on October 15, 2021 (expressed as percentages of principal amount), declining ratably each year to a price of 100% beginning on October 15, 2023, plus accrued and unpaid interest thereon, if any, on the 3.625% Senior Secured Notes to be redeemed to the applicable redemption date.
Additionally, during any twelve-month period prior to October 15, 2021, Acquisition Corp. may redeem up to 10% of the original aggregate principal amount of the 3.625% Senior Secured Notes (including the principal amount of any additional securities of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (the “Secured Notes Redemption”).
3.875% Senior Secured Notes
On June 29, 2020, Acquisition Corp. issued $535 million in aggregate principal amount of its 3.875% Senior Secured Notes under the Indenture, dated June 29, 2020 (the “New Senior Secured Base Indenture”), among Acquisition Corp., the guarantors party thereto, Credit Suisse AG, as Notes Authorized Representative and Collateral Agent and Wells Fargo Bank, National Association, as Trustee, as supplemented by the First Supplemental Indenture (the “3.875% Supplemental Indenture”).
At any time prior to July 15, 2025, the 3.875% Senior Secured Notes may be redeemed pursuant to a Make-Whole Redemption in accordance with the 3.875% Supplemental Indenture. Additionally, at any time prior to July 15, 2025, the 3.875% Senior Secured Notes may be redeemed pursuant to an Equity Redemption at a redemption price equal to 103.875% of the principal amount of the 3.875% Senior Secured Notes redeemed, plus accrued and unpaid interest, subject to the same provisos as the 3.625% Senior Secured Notes Equity Redemption. On or after July 15, 2025, Acquisition Corp. may redeem all or a portion of the 3.875% Senior Secured Notes, at its option, at the redemption prices starting at 101.938% (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, on the 3.875% Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on July 15, 2025. Additionally, during any twelve month period prior to July 15, 2025, the 3.875% Senior Secured Notes may be redeemed pursuant to a Secured Notes Redemption.
2.750% Senior Secured Notes
Also on June 29, 2020, Acquisition Corp. issued €325 million in aggregate principal amount of its 2.750% Senior Secured Notes under the New Senior Secured Base Indenture, as supplemented by the Second Supplemental Indenture, dated as of June 29, 2020, among Acquisition Corp., the guarantors party thereto and the Trustee (the “2.750% Supplemental Indenture”).
At any time prior to July 15, 2023, the 2.750% Senior Secured Notes may be redeemed pursuant to a Make-Whole Redemption in accordance with the 2.750% Supplemental Indenture. Additionally, at any time prior to July 15, 2023, the 2.750% Senior Secured Notes may be redeemed pursuant to an Equity Redemption at a redemption price equal to 102.750% of the principal amount of the 2.750% Senior Secured Notes redeemed, plus accrued and unpaid interest, subject to the same provisos as the 3.625% Senior Secured Notes Equity Redemption. On or after July 15, 2023, Acquisition Corp. may redeem all or a portion of the 2.750% Senior Secured Notes, at its option, at the redemption prices starting at 101.375% (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, on the 2.750% Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on July 15, 2023. Additionally, during any twelve month period prior to July 15, 2023, the 2.750% Senior Secured Notes may be redeemed pursuant to a Secured Notes Redemption.

3.000% Senior Secured Notes
On August 12, 2020, Acquisition Corp. issued $550 million in aggregate principal amount of its 3.000% Senior Secured Notes under the New Senior Secured Base Indenture, as supplemented by the Third Supplemental Indenture, dated as of August 12, 2020, among Acquisition Corp., the guarantors party thereto and the Trustee (the “3.000% Supplemental Indenture”, collectively with the New Senior Secured Based Indenture, the 3.875% Supplemental Indenture and the 2.750% Supplemental Indenture, the “New Secured Notes Indenture”). The 3.625% Secured Notes Indenture and the New Secured Notes Indenture are referred to together as the “Secured Notes Indentures”.
At any time prior to February 15, 2026, the 3.000% Senior Secured Notes may be redeemed pursuant to a Make-Whole Redemption in accordance with the 3.000% Supplemental Indenture. Additionally, at any time prior to August 15, 2023, the 3.000% Senior Secured Notes may be redeemed pursuant to an Equity Redemption at a redemption price equal to 103.000% of the principal amount of the 3.000% Senior Secured Notes redeemed, plus accrued and unpaid interest, subject to the same provisos as the 3.625% Senior Secured Notes Equity Redemption. On or after February 15, 2026, Acquisition Corp. may redeem all or a portion of the 3.000% Senior Secured Notes, at its option, at the redemption prices starting at 101.500% (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, on the 3.000% Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15, 2026. Additionally, during any twelve month period prior to February 15, 2026, the 3.000% Senior Secured Notes may be redeemed pursuant to a Secured Notes Redemption.
Senior Notes
5.500% Senior Notes
On March 14, 2018, Acquisition Corp. issued $325 million in aggregate principal amount of 5.500% Senior Notes due 2026 (the “5.500% Senior Notes”) under the Indenture, dated as of April 9, 2014 (the “Senior Notes Base Indenture”), among Acquisition Corp., the guarantors party thereto and the Trustee, as supplemented by the fifth supplemental indenture thereto, dated as of March 14, 2018 (the “Senior Notes Supplemental Indenture” and, together with the Senior Notes Base Indenture, the “Senior Notes Indenture”), among Acquisition Corp., the guarantors party thereto and the Trustee.
At any time prior to April 15, 2021, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 5.500% Senior Notes, pursuant to an Equity Redemption, at a redemption price equal to 105.500% of the principal amount of the 5.500% Senior Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption.
The 5.500% Senior Notes may be redeemed, in whole or in part, at any time prior to April 15, 2021, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the 5.500% Senior Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
On or after April 15, 2021, Acquisition Corp. may redeem all or a portion of the 5.500% Senior Notes, at its option, at the redemption prices starting at 102.750% (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, on the 5.500% Senior Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15, 2021.
General Terms of Our Indebtedness
Certain terms of the Senior Credit Facilities and certain terms of each series of notes under our Secured Notes Indentures and Senior Notes Indenture are described below.
Ranking
The indebtedness incurred pursuant to the Revolving Credit Facility and the Senior Term Loan Facility and the Secured Notes are Acquisition Corp.’s senior secured obligations and are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements. The Secured Notes rank senior in right of payment to Acquisition Corp.’s existing and future subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness and any future senior secured credit facility; are effectively senior to Acquisition Corp.’s unsecured senior indebtedness, including the Senior Notes, to the extent of the value of the collateral securing the senior secured obligations; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)).

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

Guarantees and Security
The obligations under each of the Revolving Credit Facility, the Senior Term Loan Facility, the Secured Notes Indentures and the Senior Notes Indenture are guaranteed by each direct and indirect U.S. restricted subsidiary of Acquisition Corp., other than certain excluded subsidiaries. All obligations of Acquisition Corp. and each guarantor under the Revolving Credit Facility, the Senior Term Loan Facility and the Secured Notes Indenture are secured by substantially all the assets of Acquisition Corp and each subsidiary guarantor. In addition, the 3.625% Senior Secured Notes and the Senior Notes have been fully and unconditionally guaranteed by the Company.
Covenants, Representations and Warranties
The Revolving Credit Facility, the Senior Term Loan Facility, the Secured Notes and the Senior Notes contain customary representations and warranties and customary affirmative and negative covenants. The negative covenants applicable to the Revolving Credit Facility, the Senior Term Loan Facility, the 3.625% Senior Secured Notes and the Senior Notes are incurrence-based high yield covenants and limit the ability of Acquisition Corp. and its restricted subsidiaries to, among other things, incur additional indebtedness or issue certain preferred shares; pay dividends, redeem stock or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with its affiliates; and designate subsidiaries as unrestricted subsidiaries. The negative covenants applicable to securities issued pursuant to the New Secured Notes Indenture limit the ability of Acquisition Corp. and its restricted subsidiaries to, among other things, create liens and consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.
The negative covenants are subject to customary exceptions. There are no financial covenants included in the Revolving Credit Agreement, other than a springing leverage ratio of 5.00:1.00 (with no step-down), which is not tested unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $105 million. There are no financial covenants included in the Senior Term Loan Credit Agreement, the Secured Notes Indentures or the Senior Notes Indenture.
Events of Default
Events of default under the Revolving Credit Facility, the Senior Term Loan Facility and the Secured Notes Indenture include, as applicable, nonpayment of principal when due, nonpayment of interest or other amounts, inaccuracy of representations or warranties in any material respect, violation of covenants, cross default and cross acceleration to other material debt, certain bankruptcy or insolvency events, certain ERISA events, certain material judgments, actual or asserted invalidity of security interests in excess of $50 million, or $75 million in the case of the New Secured Notes Indenture, in each case subject to customary thresholds, notice and grace period provisions.
Change of Control
Upon the occurrence of a change of control, which is defined in the Original Senior Secured Base Indenture and the Senior Notes Base Indenture, or a change of control triggering event, which is defined in the New Senior Secured Base Indenture, each holder of the Secured Notes and the Senior Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s Secured Notes and Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Existing Debt as of September 30, 2020
As of September 30, 2020, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2023 (b)	814
3.625% Senior Secured Notes due 2026 (c)	521
2.750% Senior Secured Notes due 2028 (d)	375
3.875% Senior Secured Notes due 2030 (e)	529
3.000% Senior Secured Notes due 2031 (f)	544
5.500% Senior Notes due 2026 (g)	321
Total long-term debt, including the current portion (h)	$3,104
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility available at September 30, 2020, less letters of credit outstanding of approximately $10 million at September 30, 2020. There were no loans outstanding under the Revolving Credit Facility at September 30, 2020.
(b)Principal amount of $820 million less unamortized discount of $1 million and unamortized deferred financing costs of $5 million at September 30, 2020.
(c)Face amount of €445 million at September 30, 2020. Above amount represents the dollar equivalent of such note at September 30, 2020. Principal amount of $519 million, an additional issuance premium of $7 million, less unamortized deferred financing costs of $5 million at September 30, 2020.
(d)Face amount of €325 million at September 30, 2020. Above amount represents the dollar equivalent of such notes at September 30, 2020. Principal amount of $379 million less unamortized deferred financing costs of $4 million at September 30, 2020.
(e)Principal amount of $535 million less unamortized deferred financing costs of $6 million at September 30, 2020.
(f)Principal amount of $550 million less unamortized deferred financing costs of $6 million at September 30, 2020.
(g)Principal amount of $325 million less unamortized deferred financing costs of $4 million at September 30, 2020.
(h)Principal amount of debt of $3.127 billion, an additional issuance premium of $7 million, less unamortized discount of $1 million and unamortized deferred financing costs of $29 million at September 30, 2020.
Dividends
The Company’s ability to pay dividends may be restricted by covenants in certain of the indentures governing its notes and in the credit agreements for the Senior Term Loan Facility and the Revolving Credit Facility.
The Company intends to pay quarterly cash dividends to holders of its Class A Common Stock and Class B Common Stock. The declaration of each dividend will continue to be at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, earnings, liquidity and capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by Delaware law, general business conditions and any other factors that the Company’s board of directors deems relevant in making such a determination. Therefore, there can be no assurance that the Company will pay any dividends to holders of the Company’s common stock, or as to the amount of any such dividends.
Prior to the completion of the IPO, in fiscal 2020 the Company paid an aggregate of $281 million in cash dividends to common stockholders, $75 million of which was declared by the Company’s board of directors in fiscal 2020 and $206 million of which was declared by the Company’s board of directors in fiscal 2019 and recorded as an accrual as of September 30, 2019. On August 14, 2020, the Company’s board of directors declared a cash dividend of $0.12 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid on September 1, 2020.
For fiscal year 2020, the Company paid an aggregate of $344 million in cash dividends to stockholders and participating security holders. For fiscal year 2019, the Company paid an aggregate of $94 million in cash dividends to stockholders. For fiscal year 2018, the Company paid an aggregate of $925 million in cash dividends to stockholders, which reflected proceeds from the sale of Spotify shares acquired in the ordinary course of business.
On November 13, 2020, the Company’s board of directors declared a cash dividend of $0.12 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on December 1, 2020 to stockholders of record as of the close of business on November 24, 2020.

Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of September 30, 2020.
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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended September 30, 2020, for the twelve months ended September 30, 2019 and for the three months ended September 30, 2020 and September 30, 2019. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended September 30, 2020. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Net (Loss) Income	$(470)	$258	$1	$91
Income tax expense (benefit)	23	9	(21)	(77)
Interest expense, net	127	142	29	34
Depreciation and amortization	261	269	67	66
Loss on extinguishment of debt (a)	34	7	34	—
Net gain on divestitures and sale of securities (b)	(1)	(4)	—	(1)
Restructuring costs (c)	22	27	9	9
Net hedging and foreign exchange losses (gains) (d)	61	(38)	51	(27)
Management fees (e)	20	11	(3)	2
Transaction costs (f)	76	3	(1)	—
Business optimization expenses (g)	39	22	6	9
Non-cash stock-based compensation expense (h)	608	49	8	22
Other non-cash charges (i)	10	(19)	(6)	5
Pro forma impact of cost savings initiatives and specified transactions (j)	27	1	3	—
Adjusted EBITDA	$837	$737	$177	$133
Senior Secured Indebtedness (k)	$2,553
Leverage Ratio (l)	3.05x
______________________________________
(a)For the three and twelve months ended September 30, 2020, reflects a net loss incurred on the early extinguishment of our debt incurred as part of the June 2020 redemption of our 4.125% Senior Secured Notes and 4.875% Senior Secured Notes, the June 2020 tender for and the August 2020 redemption of the 5.000% Senior Secured Notes and the August 2020 partial repayment of the Senior Term Loan Facility. For the twelve months ended September 30, 2019, reflects net loss incurred on the early extinguishment of our debt incurred as part of the October 2018 partial redemption of our 4.125% Secured Notes, the October 2018 open market purchase of our 4.875% Senior Secured Notes, the November 2018 partial redemption of our 5.625% Secured Notes and the May 2019 redemption of the remaining 5.625% Secured Notes.
(b)Reflects net gain on sale of securities and divestitures.
(c)Reflects severance costs and other restructuring related expenses.
(d)Reflects (gains) losses from hedging activities and unrealized (gains) losses due to foreign exchange on our Euro-denominated debt and intercompany transactions.
(e)Reflects management fees and related expenses paid to Access. For the twelve months ended September 30, 2020, amounts include a one-time fee of $13 million related to termination of the management agreement with Access. Prior to termination of the management agreement, the annual fee was equal to the greater of a base amount, equal to approximately $7 million for the twelve months ended September 30, 2020, and 1.5% of EBITDA (as defined in the indenture governing the redeemed Holdings 13.75% Senior Notes due 2019) of the Company for the applicable fiscal year, plus expenses. Refer to Note 14 of our consolidated financial statements included in Part II to this Annual Report for further discussion.
(f)Reflects transaction costs, including qualifying IPO costs of $76 million for the twelve months ended September 30, 2020.
(g)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $5 million and $30 million related to our finance transformation for the three and twelve months ended September 30, 2020, respectively, as well as $8 million and $18 million for the three and twelve months ended September 30, 2019, respectively.
(h)Reflects non-cash stock-based compensation expense mainly related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market of an equity method investment, investment losses (gains) and other non-cash impairments.
(j)Reflects expected savings resulting from transformation initiatives and pro forma impact of specified transactions for the three and twelve months ended September 30, 2020 and September 30, 2019. Certain of these costs savings initiatives and transactions were identified in the current quarter and as a result the proforma impact was not included in the three and twelve months ended June 30, 2020. The impact of which would have been approximately a $7 million increase in the twelve months ended June 30, 2020 Adjusted EBITDA. In addition, the three and twelve months ended September 30, 2019 also excluded certain proforma items identified within the current fiscal year, the impact of which would have been an approximately $9 million increase in the three and twelve months ended September 30, 2019 Adjusted EBITDA.
(k)Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.803 billion less cash of $250 million.
(l)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of September 30, 2020 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter.
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

Contractual and Other Obligations
Firm Commitments
The following table summarizes the Company’s aggregate contractual obligations at September 30, 2020, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Firm Commitments and Outstanding Debt	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(in millions)
Senior Secured Notes (1)	$—	$—	$—	$1,982	$1,982
Interest on Senior Secured Notes (1)	66	133	133	254	586
Senior Notes (1)	—	—	325	—	325
Interest on Senior Notes (1)	18	36	36	18	107
Senior Term Loan Facility (1)	—	—	820	—	820
Interest on Senior Term Loan Facility (1)	33	69	3	—	105
Operating leases (2)	54	102	93	159	408
Artist, songwriter and co-publisher commitments (3)	442	*	*	*	442
Minimum funding commitments to investees and other obligations (4)	6	3	3	—	12
Total firm commitments and outstanding debt	$619	$343	$1,413	$2,413	$4,787
______________________________________
The following is a description of our firmly committed contractual obligations at September 30, 2020:
(1)Outstanding debt obligations consist of the Senior Term Loan Facility, the Senior Secured Notes and the Senior Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2020. Amounts do not include any fair value adjustments, bond premiums, discounts or unamortized deferred financing costs.
(2)Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world.
(3)The Company routinely enters into long-term commitments with recording artists, songwriters and publishers for the future delivery of music. Such commitments generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations, aggregate firm commitments to such talent approximate $442 million at September 30, 2020. The aggregate firm commitments expected for the next twelve-month period based on contractual obligations and the Company’s expected release schedule approximates $268 million at September 30, 2020.
(4)We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above. Other long-term liabilities, which are not included in the table above, include $12 million and $12 million of liabilities for uncertain tax positions as of September 30, 2020 and September 30, 2019, respectively. We are unable to accurately predict when these amounts will be realized or released.
*Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.

CRITICAL ACCOUNTING POLICIES
The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in our application. We believe the following list represents critical accounting policies as contemplated by FRR 60. For a summary of all of our significant accounting policies, see Note 2 to our consolidated financial statements included elsewhere herein.
Accounting for Goodwill and Other Intangible Assets
We account for our goodwill and other indefinite-lived intangible assets as required by ASC 350. We test goodwill for impairment at the reporting unit level and have concluded that our reporting units are generally the same as our reportable segments. We evaluate the determination of our reporting units periodically or whenever events or substantive changes in circumstances occur. ASC 350 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques on an annual basis and when events occur that may suggest that the fair value of such assets cannot support the carrying value. ASC 350 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if an entity concludes otherwise, then the quantitative impairment test shall be used to identify the impairment and measure the amount of an impairment loss to be recognized (if applicable).
As of September 30, 2020, we had recorded goodwill in the amount of $1.831 billion, including $1.367 billion and $464 million for our Recorded Music and Music Publishing businesses, respectively, primarily related to the Merger and PLG Acquisition. As of September 30, 2020, we had recorded definite-lived intangible assets of $1.653 billion and indefinite-lived intangible assets of $154 million. We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year as of July 1. We performed a qualitative assessment for our reporting units and other indefinite-lived intangible assets in fiscal 2020. This assessment considered changes in our projected future cash flows and discount rates, recent market transactions and overall macroeconomic conditions. Based on this assessment, we concluded that it was more likely than not that the estimated fair values of our reporting units and other indefinite-lived intangible assets were higher than their carrying values and that the performance of a quantitative impairment test was not required.
See Note 9 to the consolidated financial statements for a further discussion of our goodwill and intangible assets.
Revenue and Cost Recognition
Revenues
Recorded Music
As required by FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when, or as, control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. The Company adopted ASC 606 as of October 1, 2018 using the modified retrospective method to all contracts not completed as of the date of adoption.
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
For fixed fee and minimum guarantee contracts where breakage is expected, the total transaction price (fixed fee or minimum guarantee) is typically recognized using an appropriate measure of progress over the contractual term. The Company updates its assessment of the transaction price each reporting period to see if anticipated royalty earnings exceed the minimum guarantee. For contracts where breakage is not expected, royalties are recognized as revenue as sales or usage occurs based upon the licensee’s usage reports and, when these reports are not available, revenue is based on historical data, industry information and other relevant trends.

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
Accounting for Royalty Costs and Royalty Advances
The Company incurs royalty costs that are payable to our recording artists and songwriters generated from the sale or license of our Recorded Music catalog and Music Publishing copyrights. Royalties are calculated using negotiated rates in accordance with recording artist and songwriter contracts. Calculations are based on revenue earned or user/usage measures or a combination of these. There are instances where such data is not available to be processed and royalty cost calculations may be complex or involve judgments about significant volumes of data to be processed and analyzed.
We had $1,628 million and $1,567 million of royalty payables in our balance sheet at September 30, 2020 and September 30, 2019, respectively.
In many instances, the Company commits to pay our recording artists and songwriters royalties in advance of future sales. The Company accounts for these advances under the related guidance in FASB ASC Topic 928, Entertainment—Music (“ASC 928”). Under ASC 928, the Company capitalizes as assets certain advances that it believes are recoverable from future royalties to be earned by the recording artist or songwriter. Recoverability is assessed upon initial commitment of the advance based upon the Company’s forecast of anticipated revenue from the sale of future and existing albums or musical compositions. In determining whether the advance is recoverable, the Company evaluates the current and past popularity of the recording artist or songwriter, the sales history of the recording artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Advances vary in both amount and expected life based on the underlying recording artist or songwriter. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made.
We had $489 million and $378 million of advances in our balance sheet at September 30, 2020 and September 30, 2019, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.
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
Accounting for Stock-Based Compensation
Share-based compensation represents compensation payment for which the amounts are based on the fair market value of the Company’s common stock. Prior to the Company’s IPO, the Company’s Senior Management Free Cash Flow Plan (the “Plan”) was classified as a liability rather than equity under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). In February 2020, the Company filed a Form S-1 registration statement with the SEC in connection with the IPO, which required a change in accounting policy during the three months ended March 31, 2020 from the intrinsic value method to fair value method in determining the basis of measurement of its stock-based compensation liability.
In determining fair value, the Company utilized an option pricing model for those awards with an option-like pay-off, which includes various inputs for volatility, term to exit, discount for lack of marketability, expected dividend yield and risk-free rates. For awards with an equity-like pay-off, inputs for discount of lack of marketability and non-performance risk were considered. The Company continued to use an income approach using a discounted cash flow model to determine its per-share value input within the model. Upon completion of the IPO in June 2020, the Plan was amended to remove the cash-settlement feature on all future redemptions. As a result, all awards previously issued under the Plan will require settlement in Class A Common Stock. Under the provision of ASC 718, the Company determined the Plan was modified as of June 3, 2020, and as such, converted the awards from liability-classified to equity-classified. Prior to conversion, the Company performed a final measurement of its stock-based compensation liability under the fair value method. The final measurement utilized the IPO listing price of $25 per share as the per-share value input within its fair value model.
New Accounting Principles
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our consolidated financial statements included herein, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2020, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2019.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of September 30, 2020, the Company had no outstanding hedge contracts.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. As we have no hedge contracts outstanding as of September 30, 2020, the fair value of the foreign exchange forward contracts would have no impact. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.128 billion of principal debt outstanding at September 30, 2020, of which $820 million was variable-rate debt and $2.308 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At September 30, 2020, 74% of the Company’s debt was at a fixed rate. In addition, as of September 30, 2020, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $820 million of U.S. dollar-denominated variable-rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt.
Based on the level of interest rates prevailing at September 30, 2020, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.137 billion. Further, as of September 30, 2020, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $21 million or increase the fair value of the fixed-rate debt by approximately $36 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WARNER MUSIC GROUP CORP.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Warner Music Group Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and (deficit) equity for each of the years in the three-year period ended September 30, 2020, and the related notes, and financial statement schedule II as listed in the accompanying index to Item 8 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of October 1, 2019 due to the adoption of ASC Topic 842, Leases, and the Company changed its method of accounting for revenue recognition as of October 1, 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
New York, New York
November 23, 2020

Warner Music Group Corp.
Consolidated Balance Sheets

	September 30, 2020	September 30, 2019
	(in millions, except share data)
Assets
Current assets:
Cash and equivalents	$553	$619
Accounts receivable, net of allowances of $23 million and $17 million	771	775
Inventories	79	74
Royalty advances expected to be recouped within one year	220	170
Prepaid and other current assets	55	53
Total current assets	1,678	1,691
Royalty advances expected to be recouped after one year	269	208
Property, plant and equipment, net	331	300
Operating lease right-of-use assets, net	273	—
Goodwill	1,831	1,761
Intangible assets subject to amortization, net	1,653	1,723
Intangible assets not subject to amortization	154	151
Deferred tax assets, net	68	38
Other assets	153	145
Total assets	$6,410	$6,017
Liabilities and Deficit
Current liabilities:
Accounts payable	$264	$260
Accrued royalties	1,628	1,567
Accrued liabilities	382	492
Accrued interest	30	34
Operating lease liabilities, current	39	—
Deferred revenue	297	180
Other current liabilities	80	286
Total current liabilities	2,720	2,819
Long-term debt	3,104	2,974
Operating lease liabilities, noncurrent	299	—
Deferred tax liabilities, net	163	172
Other noncurrent liabilities	169	321
Total liabilities	$6,455	$6,286
Deficit:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized, 88,578,361 and 0 shares issued and outstanding as of September 30, 2020 and September 30, 2019, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000,000 shares authorized, 421,450,000 and 505,830,022 issued and outstanding as of September 30, 2020 and September 30, 2019, respectively	1	1
Additional paid-in capital	1,907	1,127
Accumulated deficit	(1,749)	(1,177)
Accumulated other comprehensive loss, net	(222)	(240)
Total Warner Music Group Corp. deficit	(63)	(289)
Noncontrolling interest	18	20
Total deficit	(45)	(269)
Total liabilities and deficit	$6,410	$6,017
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations

	Fiscal Year Ended September 30,
	2020	2019	2018
	(in millions, except share and per share data)
Revenues	$4,463	$4,475	$4,005
Costs and expenses:
Cost of revenue	(2,333)	(2,401)	(2,171)
Selling, general and administrative expenses (a)	(2,169)	(1,510)	(1,411)
Amortization expense	(190)	(208)	(206)
Total costs and expenses	(4,692)	(4,119)	(3,788)
Operating (loss) income	(229)	356	217
Loss on extinguishment of debt	(34)	(7)	(31)
Interest expense, net	(127)	(142)	(138)
Other (expense) income	(57)	60	394
(Loss) income before income taxes	(447)	267	442
Income tax expense	(23)	(9)	(130)
Net (loss) income	(470)	258	312
Less: Income attributable to noncontrolling interest	(5)	(2)	(5)
Net (loss) income attributable to Warner Music Group Corp.	$(475)	$256	$307

(a) Includes depreciation expense of:	$(71)	$(61)	$(55)

Net (loss) income per share attributable to common stockholders:
Class A – Basic and Diluted	$(0.82)	$—	$—
Class B – Basic and Diluted	$(0.95)	$0.51	$0.61
Weighted average common shares:
Class A – Basic and Diluted	26,897,115	—	—
Class B – Basic and Diluted	477,624,846	501,991,944	502,630,835
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended September 30,
	2020	2019	2018
	(in millions)
Net (loss) income	$(470)	$258	$312
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	37	(34)	(13)
Deferred (loss) gain on derivative financial instruments	(21)	(11)	3
Minimum pension liability	2	(5)	1
Other comprehensive income (loss), net of tax	18	(50)	(9)
Total comprehensive (loss) income	(452)	208	303
Less: Income attributable to noncontrolling interest	(5)	(2)	(5)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(457)	$206	$298
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
	2020	2019	2018
	(in millions)
Cash flows from operating activities
Net (loss) income	$(470)	$258	$312
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	261	269	261
Unrealized losses (gains) and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	54	(28)	(3)
Deferred income taxes	(57)	(68)	66
Loss on extinguishment of debt	34	7	31
Net (gain) loss on divestitures and investments	(2)	(20)	(389)
Non-cash interest expense	5	6	6
Non-cash stock-based compensation expense	608	50	62
Changes in operating assets and liabilities:
Accounts receivable, net	18	(90)	(43)
Inventories	(2)	3	(3)
Royalty advances	(108)	(110)	31
Accounts payable and accrued liabilities	(32)	3	82
Royalty payables	36	130	22
Accrued interest	(4)	3	(10)
Operating lease liabilities	(3)	—	—
Deferred revenue	114	(4)	(4)
Other balance sheet changes	11	(9)	4
Net cash provided by operating activities	463	400	425
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(40)	(41)	(14)
Capital expenditures	(85)	(104)	(74)
Investments and acquisitions of businesses, net of cash received	(94)	(231)	(23)
Proceeds from the sale of investments	—	—	516
Net cash (used in) provided by investing activities	(219)	(376)	405
Cash flows from financing activities
Proceeds from issuance of 3.875% Senior Secured Notes due 2030	535	—	—
Proceeds from issuance of 2.750% Senior Secured Notes due 2028	365	—	—
Proceeds from issuance of 3.000% Senior Secured Notes due 2031	550	—	—
Repayment of 5.000% Senior Secured Notes due 2023	(300)	—	—
Repayment of 4.875% Senior Secured Notes due 2024	(220)	—	—
Repayment of 4.125% Senior Secured Notes due 2024	(349)	—	—
Partial repayment of Senior Term Loan Facility due 2023	(506)	—	—
Proceeds from issuance of Acquisition Corp. 5.500% Senior Notes	—	—	325
Proceeds from supplement of Acquisition Corp. Senior Term Loan Facility	—	—	320
Proceeds from issuance of Acquisition Corp. 3.625% Senior Secured Notes	—	514	—
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	—	(40)	—
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	—	(30)	—
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	—	(247)	—
Repayment of and redemption deposit for Acquisition Corp. 6.750% Senior Notes	—	—	(635)
Call premiums paid and deposit on early redemption of debt	(23)	(5)	(23)
Deferred financing costs paid	(17)	(7)	(12)
Distribution to noncontrolling interest holder	(7)	(3)	(5)
Dividends paid	(344)	(94)	(925)
Net cash (used in) provided by financing activities	(316)	88	(955)
Effect of exchange rate changes on cash and equivalents	6	(7)	(8)
Net (decrease) increase in cash and equivalents	(66)	105	(133)
Cash and equivalents at beginning of period	619	514	647
Cash and equivalents at end of period	$553	$619	$514
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of (Deficit) Equity

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. (Deficit) Equity	Non-controlling Interest	Total (Deficit) Equity
	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balances at September 30, 2017	—	$—	503,392,885	$1	$1,127	$(654)	$(181)	$293	$15	$308
Net income	—	—	—	—	—	307	—	307	5	312
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9)	(9)	—	(9)
Dividends ($1.84 per Class B share)	—	—	—	—	—	(925)	—	(925)	—	(925)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6)	(6)
Other	—	—	(1,400,941)	—	—	—	—	—	—	—
Balances at September 30, 2018	—	$—	501,991,944	$1	$1,127	$(1,272)	$(190)	$(334)	$14	$(320)
Cumulative effect of ASC 606 adoption	—	—	—	—	—	139	—	139	11	150
Net income	—	—	—	—	—	256	—	256	2	258
Other comprehensive loss, net of tax	—	—	—	—	—	—	(50)	(50)	—	(50)
Dividends ($0.59 per Class B share)	—	—	—	—	—	(300)	—	(300)	—	(300)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3)	(3)
Other	—	—	3,838,078	—	—	—	—	—	(4)	(4)
Balances at September 30, 2019	—	$—	505,830,022	$1	$1,127	$(1,177)	$(240)	$(289)	$20	$(269)
Cumulative effect of ASC 842 adoption	—	—	—	—	—	7	—	7	—	7
Net loss	—	—	—	—	—	(475)	—	(475)	5	(470)
Other comprehensive loss, net of tax	—	—	—	—	—	—	18	18	—	18
Dividends ($0.12 per Class A share and $0.27 per Class B share)	—	—	—	—	—	(137)	—	(137)	—	(137)
Stock-based compensation expense	—	—	—	—	11	—	—	11	—	11
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(7)	(7)
Cumulative effect of ASC 718 accounting policy change	—	—	—	—	—	33	—	33	—	33
Modification of stock-based compensation plan	—	—	—	—	769	—	—	769	—	769
Shares listed through IPO	88,550,000	—	(88,550,000)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	28,361	—	—	—	—	—	—	—	—	—
Other	—	—	4,169,978	—	—	—	—	—	—	—
Balances at September 30, 2020	88,578,361	$—	421,450,000	$1	$1,907	$(1,749)	$(222)	$(63)	$18	$(45)
See accompanying notes

Warner Music Group Corp.
Notes to Consolidated Financial Statements
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
Initial Public Offering
On June 5, 2020, the Company completed an initial public offering (“IPO”) of 77,000,000 shares of Class A common stock of the Company, par value $0.001 per share (“Class A Common Stock”) at a public offering price of $25 per share. The Company listed these shares on the NASDAQ stock market under the ticker symbol “WMG.” The offering consisted entirely of secondary shares sold by Access Industries, LLC (collectively with its affiliates, “Access”) and certain related selling stockholders. On July 7, 2020, the Company completed the sale of an additional 11,550,000 shares of Class A Common Stock from the selling stockholders to the underwriters of the Company’s IPO pursuant to the exercise by the underwriters of their option to purchase additional shares of Class A Common Stock. The Company did not receive any of the proceeds of the IPO or exercise of the underwriters’ option.
Following the completion of the IPO and the exercise in full of the underwriters’ option to purchase additional shares, Access and its affiliates held an aggregate of 421,450,000 shares of Class B common stock of the Company, par value $0.001 per share (“Class B Common Stock”), representing approximately 99% of the total combined voting power of the Company’s outstanding common stock and approximately 83% of the economic interest. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ. See Item 1A. Risk Factors — Risks Related to Our Controlling Stockholder.
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
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles, with operations in over 70 countries through various subsidiaries, affiliates, and non-affiliated licensees and sub-publishers. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 80,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2020 ended on September 25, 2020, the fiscal year ended September 30, 2019 ended on September 27, 2019 and the fiscal year ended September 30, 2018 ended on September 28, 2018. For convenience purposes, the Company continues to date its financial statements as of September 30.
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
Common Stock
On February 28, 2020, the Company amended its certificate of incorporation to increase its authorized capital stock to 2,100,000,000 shares, consisting of 1,000,000,000 shares of Class A Common Stock, 1,000,000,000 shares of Class B Common Stock, and 100,000,000 shares of preferred stock, par value $1.00 per share. In addition, the February 28, 2020 amendment to the Company’s certificate of incorporation also gave effect to the reclassification and 477,242.614671815-for-1 stock split of the Company’s existing common stock outstanding into 510,000,000 shares of Class B Common Stock. This stock split has been retrospectively presented throughout the financial statements. Upon completion of the IPO and the exercise in full of the underwriters’ option to purchase additional shares, 88,550,000 shares of Class A Common Stock, 421,450,000 shares of Class B Common Stock and no shares of preferred stock were outstanding. The Company has also issued 28,361 shares under the Warner Music Group Corp. 2020 Omnibus Incentive Plan as of September 30, 2020. See Note 13, Stock-Based Compensation Plans.
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
Subsequent to the completion of the IPO, the Company utilizes the two-class method to report earnings (loss) per share. The two-class method is an earnings (loss) allocation formula that determines earnings (loss) per share for each class of common stock according to dividends declared and participation rights in undistributed earnings (losses). Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. Since there was a loss for the fiscal year ended September 30, 2020, no earnings were allocated to our participating securities or our post-modification deferred equity units that are no longer mandatorily redeemable in cash after the IPO. See also Note 3, Earnings Per Share.
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
Concentration of Credit Risk
Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. As of September 30, 2020 and September 30, 2019, Spotify represented 16% and 13%, respectively, of the Company’s accounts receivable balance. No other single customer accounted for more than 10% of accounts receivable in either period. The Company, by policy, routinely assesses the financial strength of its customers. As such, the Company does not believe there is any significant collection risk.
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
Property, Plant and Equipment
Property, plant and equipment acquired in conjunction with business combinations are recorded at fair value. All other additions are recorded at historical cost. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets commencing at the date assets are placed in service as follows: five to seven years for furniture and fixtures, periods of up to five years for computer equipment and software and periods of up to thirteen years for machinery and equipment. Buildings are depreciated over periods of up to forty years. Leasehold improvements are depreciated over the life of the lease or estimated useful lives of the improvements, whichever period is shorter.
The Company accounts for costs incurred to develop or purchase computer software for internal use in accordance with FASB ASC Subtopic 350-40, Internal-Use Software (“ASC 350-40”). As required by ASC 350-40, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing.
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
Goodwill is tested annually for impairment on July 1 and at any time upon occurrence of certain events or changes in circumstances. ASC 350 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if an entity concludes otherwise, then the quantitative impairment test shall be used to identify the impairment and measure the amount of an impairment loss to be recognized (if applicable).
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

Foreign Currency Translation
The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statements of (deficit) equity as a component of accumulated other comprehensive loss.
Revenues
Recorded Music
As required by FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when, or as, control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. The Company adopted ASC 606 as of October 1, 2018 using the modified retrospective method to all contracts not completed as of the date of adoption.
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
For fixed fee and minimum guarantee contracts where breakage is expected, the total transaction price (fixed fee or minimum guarantee) is typically recognized using an appropriate measure of progress over the contractual term. The Company updates its assessment of the transaction price each reporting period to see if anticipated royalty earnings exceed the minimum guarantee. For contracts where breakage is not expected, royalties are recognized as revenue as sales or usage occurs based upon the licensee’s usage reports and, when these reports are not available, revenue is based on historical data, industry information and other relevant trends.
Music Publishing
Music Publishing revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions and the sale of published sheet music and songbooks. The receipt of royalties principally relates to amounts earned from the public performance of musical compositions, the mechanical reproduction of musical compositions on recorded media including digital formats and the use of musical compositions in synchronization with visual images. Music publishing royalties, except for synchronization royalties, generally are recognized when the sale or usage occurs. The most common form of consideration for publishing contracts is sales- and usage-based royalties. The collecting societies submit usage reports, typically with payment for royalties due, often on a quarterly or biannual reporting period, in arrears. Royalties are recognized as the sale or usage occurs based upon usage reports and, when these reports are not available, royalties are estimated based on historical data, such as recent royalties reported, company-specific information with respect to changes in repertoire, industry information and other relevant trends. Synchronization revenue is typically recognized as revenue when control of the license is transferred to the customer in accordance with ASC 606. See also Note 4, Revenue Recognition.
Royalty Costs and Royalty Advances
The Company incurs royalty costs that are payable to our recording artists and songwriters generated from the sale or license of our Recorded Music catalog and Music Publishing copyrights. Royalties are calculated using negotiated rates in accordance with recording artist and songwriter contracts. Calculations are based on revenue earned or user/usage measures or a combination of these. There are instances where such data is not available to be processed and royalty cost calculations may be complex or involve judgments about significant volumes of data to be processed and analyzed.

In many instances, the Company commits to pay our recording artists and songwriters royalties in advance of future sales. The Company accounts for these advances under the related guidance in FASB ASC Topic 928, Entertainment—Music (“ASC 928”). Under ASC 928, the Company capitalizes as assets certain advances that it believes are recoverable from future royalties to be earned by the recording artist or songwriter. Recoverability is assessed upon initial commitment of the advance based upon the Company’s forecast of anticipated revenue from the sale of future and existing albums or musical compositions. In determining whether the advance is recoverable, the Company evaluates the current and past popularity of the recording artist or songwriter, the sales history of the recording artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Advances vary in both amount and expected life based on the underlying recording artist or songwriter. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made.
Advertising
As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”), advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $115 million, $108 million and $104 million for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material for all periods presented.
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
In determining fair value, the Company utilized an option pricing model for those awards with an option-like pay-off, which includes various inputs for volatility, term to exit, discount for lack of marketability, expected dividend yield and risk-free rates. For awards with an equity-like pay-off, inputs for discount of lack of marketability and non-performance risk were considered. The Company continued to use an income approach using a discounted cash flow model to determine its per-share value input within the model. As a result of this change in accounting policy, the Company recorded a decrease to its stock-based compensation liability of $38 million as of March 31, 2020, which resulted in a decrease of $33 million, net of tax, to accumulated deficit for the fiscal year ended September 30, 2020.
Upon completion of the IPO in June 2020, the Senior Management Free Cash Flow Plan (the “Plan”) was amended to remove the cash-settlement feature on all future redemptions. As a result, all awards previously issued under the Plan will require settlement in Class A Common Stock. The participants in such plan were also allowed to sell a pro rata portion, consistent with Access’s percentage reduction in shares of Class B Common Stock as a result of the IPO, of their vested profits interests and acquired units of the LLC holding company, Management LLC, in the IPO through a “tag-along right.”
Under the provision of ASC 718, the Company determined the Plan was modified as of June 3, 2020, and as such, converted the awards from liability-classified to equity-classified. Prior to conversion, the Company performed a final measurement of its stock-based compensation liability under the fair value method. The final measurement utilized the IPO listing price of $25 per share as the per-share value input within its fair value model. Upon modification of the Plan, the Company reclassified a $769 million stock-based compensation liability to additional paid-in capital, which included $57 million associated with the awards settled through the IPO tag-along right on June 5, 2020. In addition, the Company recognized approximately $11 million of stock-based compensation expense for the period of June 3, 2020 through September 30, 2020 for its unvested share awards that were granted prior to the IPO, which is included in additional paid-in capital.

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
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 will be effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company will adopt ASU 2016-13 beginning October 1, 2020 and this adoption is not expected to have a material impact on the Company’s financial statements.

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
3. Earnings per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings (loss) per share is computed by dividing net income (loss) available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect. The potential dilutive effects of our deferred equity units, shares issued under the Omnibus Incentive Plan, and Class B Common Stock under an if-converted method have been excluded from the Class A Common Stock diluted earnings (loss) per share calculation since their effects would be anti-dilutive due to the net loss attributable to Class A Common Stock for the fiscal year ended September 30, 2020. The Company did not have any dilutive securities for the fiscal years ended September 30, 2019 or September 30, 2018.
In computing earnings (loss) per share subsequent to the completion of our IPO, the Company has allocated dividends declared to Class A Common Stock and Class B Common Stock based on timing and amounts actually declared for each class of stock and the undistributed earnings (losses) have been allocated to Class A Common Stock and Class B Common Stock pro rata on a basic weighted average shares outstanding basis since the two classes of stock participate equally on a per share basis upon liquidation. Prior to the completion of the IPO in fiscal 2020, the Company declared two dividends of $37.5 million each, for a total amount of $75 million, on December 26, 2019 and March 25, 2020, respectively, which were allocated solely to Class B Common Stock as there was no outstanding Class A Common Stock at the time these dividends were declared. While Class A and Class B Common Stock have the same dividend rights, the allocation of all dividends declared prior to the IPO to Class B Common Stock has resulted in a different earnings (loss) per share for the two classes of common stock for the fiscal year ended September 30, 2020.
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
The following table sets forth the calculation of basic and diluted net income (loss) per common share under the two-class method (in millions, except share and per share data):

	Fiscal Year Ended September 30,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net (loss) income attributable to Warner Music Group Corp.	$(21)	$(454)	$—	$256	$—	$307
Less: Net income attributable to participating securities	(1)	—	—	—	—	—
Net (loss) income attributable to common stockholders	$(22)	$(454)	$—	$256	$—	$307
Denominator
Weighted average shares outstanding	26,897,115	477,624,846	0	501,991,944	0	502,630,835
Basic and Diluted EPS	$(0.82)	$(0.95)	$—	$0.51	$—	$0.61

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
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Fiscal Year Ended September 30,
	2020	2019	2018
	(in millions)
Revenue by Type
Digital	$2,568	$2,343	$2,019
Physical	434	559	630
Total Physical and Digital	3,002	2,902	2,649
Artist services and expanded-rights	525	629	389
Licensing	283	309	322
Total Recorded Music	3,810	3,840	3,360
Performance	142	183	212
Digital	337	271	237
Mechanical	48	55	72
Synchronization	119	120	119
Other	11	14	13
Total Music Publishing	657	643	653
Intersegment eliminations	(4)	(8)	(8)
Total Revenues	$4,463	$4,475	$4,005
Revenue by Geographical Location
U.S. Recorded Music	$1,609	$1,656	$1,460
U.S. Music Publishing	325	300	294
Total U.S.	1,934	1,956	1,754
International Recorded Music	2,201	2,184	1,900
International Music Publishing	332	343	359
Total International	2,533	2,527	2,259
Intersegment eliminations	(4)	(8)	(8)
Total Revenues	$4,463	$4,475	$4,005
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
Artist services and expanded-rights revenues are generated from artist services businesses and participations in expanded-rights associated with artists, including merchandising, touring, concert promotion, ticketing, sponsorship, fan clubs, artist websites and artist and brand management. Artist services and expanded-rights contracts are generally short term. Revenue is recognized as or when services are provided (e.g., at time of an artist’s event) assuming collectability is probable. In some cases, the Company is reliant on the artist to report revenue generating activities. For certain artist services and expanded-rights contracts, collectability is not considered probable until notification is received from the artist’s management.
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
Performance revenues are received when the musical composition is performed publicly through broadcast of music on television, radio and cable and in retail locations (e.g. bars and restaurants), live performance at a concert or other venue (e.g., arena concerts and nightclubs) and performance of musical compositions in staged theatrical productions. Digital revenues are generated with respect to the musical compositions being embodied in recordings licensed to digital streaming services and digital download services and for digital performance. Mechanical revenues are generated with respect to the musical compositions embodied in recordings sold in any physical format or configuration such as vinyl, CDs and DVDs. Synchronization revenues represent the right to use the composition in combination with visual images such as in films or television programs, television commercials and video games as well as from other uses such as in toys or novelty items and merchandise. Other revenues represent earnings for use in printed sheet music and other uses. Digital and synchronization revenue recognition is similar for both Recorded Music and Music Publishing, therefore refer to the discussion within Recorded Music.
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
Based on management’s analysis of sales returns, refund liabilities of $24 million and $23 million were established at September 30, 2020 and September 30, 2019, respectively.
Based on management’s analysis of uncollectible accounts, reserves of $23 million and $17 million were established at September 30, 2020 and September 30, 2019, respectively.
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
In the normal course of business, the Company distributes music content on behalf of third-party record labels. Based on the above guidance, the Company records the distribution of content of third-party record labels on a gross basis, subject to the terms of the contract, as the Company controls the content before transfer to the customer. Conversely, recorded music compilations distributed by other record companies where the Company has a right to participate in the profits are recorded on a net basis.
Deferred Revenue
Deferred revenue principally relates to fixed fees and minimum guarantees received in advance of the Company’s performance or usage by the licensee. Reductions in deferred revenue are a result of the Company’s performance under the contract or usage by the licensee.
Deferred revenue increased by $527 million during the fiscal year ended September 30, 2020 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $157 million were recognized during the fiscal year ended September 30, 2020 related to the balance of deferred revenue at October 1, 2018. There were no other significant changes to deferred revenue during the reporting period.

Performance Obligations
The Company recognized revenue of $42 million and $51 million from performance obligations satisfied in previous periods for the fiscal years ended September 30, 2020 and September 30, 2019, respectively.
Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts containing fixed fees, advances and minimum guarantees. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2020 are as follows:

	FY21	FY22	FY23	Thereafter	Total
	(in millions)
Remaining performance obligations	$888	$73	$1	$—	$962
Total	$888	$73	$1	$—	$962

5. Acquisition of EMP
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
Actual results related to EMP included in the consolidated statement of operations for the fiscal year ended September 30, 2019 relate to the transition period from October 10, 2018 to September 30, 2019 and consist of revenues of $240 million and operating income of $8 million.

6. Comprehensive Income (Loss)
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

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2017	$(171)	$(10)	$—	$(181)
Other comprehensive loss	(13)	1	3	(9)
Balances at September 30, 2018	$(184)	$(9)	$3	$(190)
Other comprehensive loss	(34)	(5)	(11)	(50)
Balances at September 30, 2019	$(218)	$(14)	$(8)	$(240)
Other comprehensive income	37	2	(21)	18
Balances at September 30, 2020	$(181)	$(12)	$(29)	$(222)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
7. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2020	September 30, 2019
	(in millions)
Land	$12	$12
Buildings and improvements	179	186
Furniture and fixtures	31	25
Computer hardware and software	371	337
Construction in progress	64	20
Machinery and equipment	29	27
Gross Property, Plant and Equipment	$686	$607
Less: Accumulated depreciation	(355)	(307)
Net Property, Plant and Equipment	$331	$300
Depreciation Expense
During the fiscal year ended September 30, 2020, the Company recorded depreciation expense of $71 million, which included a one-time charge of $10 million representing the difference between the net book value of a building and its recoverable value.
8. Leases
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
ASC 842 requires that only limited types of variable payments be included in the determination of lease payments, which affects lease classification and measurement. Variable lease costs, if any, are recognized as incurred and such costs are excluded from lease balances recorded on the consolidated balance sheet. The initial measurement of the lease liability and ROU asset are determined based on fixed lease payments. Lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate) are variable and recognized in the period in which the payments are incurred.
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
Among the Company’s operating leases are its leases for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London. The landlord for both leases is an affiliate of Access. As of September 30, 2020, the aggregate lease liability related to these leases was $135 million. See also Note 14, Related Party Transactions.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.
The components of lease expense for the fiscal year ended September 30, 2020 were as follows (in millions):

Lease Cost
Operating lease cost	$53
Short-term lease cost	1
Variable lease cost	8
Sublease income	—
Total lease cost	$62
Supplemental cash flow information related to leases for the fiscal year ended September 30, 2020 was as follows (in millions):

Cash paid for amounts included in the measurement of operating lease liabilities	$55
Right-of-use assets obtained in exchange for operating lease obligations	14

Supplemental balance sheet information related to leases as of September 30, 2020 was as follows (in millions):

Operating Leases
Operating lease right-of-use assets	$273

Operating lease liabilities, current	$39
Operating lease liabilities, noncurrent	299
Total operating lease liabilities	$338

Weighted Average Remaining Lease Term
Operating leases	8 years
Weighted Average Discount Rate
Operating leases	4.58%
Maturities of lease liabilities as of September 30, 2020 were as follows (in millions):

2021	$54
2022	53
2023	49
2024	47
2025	46
Thereafter	159
Total lease payments	408
Less imputed interest	(70)
Total	$338
As of September 30, 2020, there have been no leases entered into that have not yet commenced.
9. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2018	$1,228	$464	$1,692
Acquisitions	89	—	89
Other adjustments	(20)	—	(20)
Balances at September 30, 2019	$1,297	$464	$1,761
Acquisitions	47	—	47
Other adjustments	23	—	23
Balances at September 30, 2020	$1,367	$464	$1,831
The increase in goodwill during the fiscal year ended September 30, 2020 primarily relates to an acquisition in August 2020, which resulted in goodwill of $47 million. The increase in goodwill during the fiscal year ended September 30, 2019 primarily relates to the EMP acquisition, which resulted in an increase in goodwill of $89 million. Please refer to Note 5 of our consolidated financial statements for further discussion. The other adjustments during both the fiscal years ended September 30, 2020 and September 30, 2019 primarily represent foreign currency movements.

The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The performance of the annual fiscal 2020 impairment analysis did not result in an impairment of the Company’s goodwill.
Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	September 30, 2020	September 30, 2019
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$876	$855
Music publishing copyrights	26 years	1,597	1,539
Artist and songwriter contracts	13 years	862	841
Trademarks	16 years	81	53
Other intangible assets	6 years	84	59
Total gross intangible assets subject to amortization		3,500	3,347
Accumulated amortization		(1,847)	(1,624)
Total net intangible assets subject to amortization		1,653	1,723
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	154	151
Total net intangible assets		$1,807	$1,874
The Company performs its annual indefinite-lived intangible assets impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s indefinite-lived intangible assets may not be recoverable. The performance of the annual fiscal 2020 impairment analysis did not result in an impairment of the Company’s indefinite-lived intangible assets.
Amortization
Based on the amount of intangible assets subject to amortization at September 30, 2020, the expected amortization for each of the next five fiscal years and thereafter are as follows (in millions):

2021	$192
2022	189
2023	152
2024	118
2025	111
Thereafter	891
Total	$1,653
The life of all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets primarily established in the accounting for the Merger and the PLG Acquisition.

10. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	September 30, 2020	September 30, 2019
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2023 (b)	814	1,313
5.000% Senior Secured Notes due 2023 (c)	—	298
4.125% Senior Secured Notes due 2024 (d)	—	336
4.875% Senior Secured Notes due 2024 (e)	—	218
3.625% Senior Secured Notes due 2026 (f)	521	488
2.750% Senior Secured Notes due 2028 (g)	375	—
3.875% Senior Secured Notes due 2030 (h)	529	—
3.000% Senior Secured Notes due 2031 (i)	544	—
5.500% Senior Notes due 2026 (j)	321	321
Total long-term debt, including the current portion (k)	$3,104	$2,974
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $10 million and $13 million at September 30, 2020 and September 30, 2019, respectively. There were no loans outstanding under the Revolving Credit Facility at September 30, 2020 or September 30, 2019.
(b)Principal amount of $820 million and $1.326 billion less unamortized discount of $1 million and $3 million and unamortized deferred financing costs of $5 million and $10 million at September 30, 2020 and September 30, 2019, respectively. On August 12, 2020, Acquisition Corp. made a partial repayment of $506 million under the Senior Term Loan Facility.
(c)On July 14, 2020, Acquisition Corp. completed a cash tender offer for its 5.000% Senior Secured Notes due 2023, pursuant to which $244 million of the 5.000% Senior Secured Notes due 2023 were repurchased and the remaining notes were redeemed by Acquisition Corp. on August 1, 2020. The Company recorded a loss on extinguishment of debt of approximately $6 million as a result of the debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs.
(d)On June 30, 2020, Acquisition Corp. redeemed all of the outstanding aggregate principal amount, or €311 million, of its 4.125% Senior Secured Notes due 2024. The Company recorded a loss on extinguishment of debt of approximately $14 million as a result of the debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs.
(e)On June 30, 2020, Acquisition Corp. redeemed all of the outstanding aggregate principal amount, or $220 million, of its 4.875% Senior Secured Notes due 2024. The Company recorded a loss on extinguishment of debt of approximately $10 million as a result of the debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs.
(f)Face amount of €445 million at both September 30, 2020 and September 30, 2019. Above amounts represent the dollar equivalent of such notes at September 30, 2020 and September 30, 2019. Principal amount of $519 million and $487 million, an additional issuance premium of $7 million and $8 million, less unamortized deferred financing costs of $5 million and $7 million at September 30, 2020 and September 30, 2019, respectively.
(g)Face amount of €325 million at September 30, 2020. Above amounts represent the dollar equivalent of such notes at September 30, 2020. Principal amount of $379 million less unamortized deferred financing costs of $4 million at September 30, 2020.
(h)Principal amount of $535 million less unamortized deferred financing costs of $6 million at September 30, 2020.
(i)Principal amount of $550 million less unamortized deferred financing costs of $6 million at September 30, 2020.
(j)Principal amount of $325 million less unamortized deferred financing costs of $4 million at both September 30, 2020 and September 30, 2019.
(k)Principal amount of debt of $3.127 billion and $2.998 billion, an additional issuance premium of $7 million and $8 million, less unamortized discount of $1 million and $3 million and unamortized deferred financing costs of $29 million and $29 million at September 30, 2020 and September 30, 2019, respectively.

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of September 30, 2020 Acquisition Corp. had issued and outstanding the 3.625% Senior Secured Notes due 2026, the 5.500% Senior Notes due 2026, the 2.750% Senior Secured Notes due 2028, the 3.875% Senior Secured Notes due 2030 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
The 3.625% Senior Secured Notes due 2026 and the 5.500% Senior Notes due 2026 are guaranteed by the Company. The Company’s guarantee of the Acquisition Corp. Notes is full and unconditional. All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis and the unsecured notes are guaranteed on an unsecured senior basis.
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
Fiscal 2020 Transactions
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
Redemption of 4.125% Senior Secured Notes and 4.875% Senior Secured Notes
On June 30, 2020, Acquisition Corp. redeemed in full all of the outstanding aggregate principal amount of the 4.125% Senior Secured Notes and 4.875% Senior Secured Notes, equal to €311 million aggregate principal amount of the 4.125% Senior Secured Notes and $220 million aggregate principal amount of the 4.875% Senior Secured Notes, using a portion of the proceeds from the offering of 3.875% Senior Secured Notes and 2.750% Senior Secured Notes described above. The redemption price for the 4.125% Senior Secured Notes was approximately €322 million, equivalent to 103.094% of the principal amount of the 4.125% Senior Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was June 30, 2020. The redemption price for the 4.875% Senior Secured Notes was approximately $230 million, equivalent to 103.656% of the principal amount of the 4.875% Senior Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was June 30, 2020. The Company recorded a loss on extinguishment of debt of approximately $24 million for the fiscal year ended 2020 as a result of these redemptions, which represents the premium paid on early redemption and unamortized deferred financing costs.
Tender Offer and Redemption of 5.000% Senior Secured Notes
On June 16, 2020, Acquisition Corp. announced a cash tender offer to purchase any and all of the 5.000% Senior Secured Notes. On June 30, 2020, Acquisition Corp. announced that $244 million of the aggregate principal amount of $300 million outstanding had tendered and been accepted in the tender offer. Also on June 30, 2020, Acquisition Corp. issued a notice of redemption calling the remaining outstanding 5.000% Senior Secured Notes not tendered in the tender offer for redemption on August 1, 2020. An additional $295,000 tendered and was accepted in the tender offer on July 14, 2020 and Acquisition Corp. redeemed all 5.000% Senior Secured Notes that were not tendered and accepted for purchase in the tender offer and consent solicitation on August

1, 2020 at the then-applicable redemption price of 101.250%. The Company recorded a loss on extinguishment of debt of approximately $6 million for the fiscal year ended 2020 as a result of this tender offer and redemption, which represents the premium to tender and unamortized deferred financing costs.
3.875% Senior Secured Notes and 2.750% Senior Secured Notes Offerings
On June 29, 2020, Acquisition Corp. issued and sold $535 million in aggregate principal amount of 3.875% Senior Secured Notes due 2030 (the “3.875% Senior Secured Notes”) and €325 million in aggregate principal amount of 2.750% Senior Secured Notes due 2028 (the “2.750% Senior Secured Notes”). Net proceeds of the offerings were used to redeem €311 million of the 4.125% Senior Secured Notes and $220 million of the 4.875% Senior Secured Notes (as described above), constituting the redemption of all of the outstanding aggregate principal amount of the 4.125% Senior Secured Notes and the 4.875% Senior Secured Notes, and the remaining proceeds were used towards the tender offer for $300 million aggregate principal amount of 5.000% Senior Secured Notes, $244 million of which was tendered and accepted on June 29, 2020 and $295,000 of which was tendered and accepted on July 14, 2020. The remainder of the 5.000% Senior Secured Notes not tendered in the tender offer were redeemed on August 1, 2020 (as described above).
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
3.000% Senior Secured Notes Offering
On August 12, 2020, Acquisition Corp. issued and sold $550 million in aggregate principal amount of 3.000% Senior Secured Notes due 2031 (the “3.000% Senior Secured Notes”). Net proceeds of the offering were used to repay a portion of the Senior Term Loan Facility and to pay certain other related fees and expenses. Interest on the Notes will accrue at the rate of 3.000% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2021. The Company recorded a loss on extinguishment of debt of approximately $4 million which represented unamortized discount and unamortized deferred financing cost associated with the portion of the term loan repaid.
Interest on the 3.000% Senior Secured Notes will accrue at the rate of 3.000% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2021.
The 3.000% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly-owned domestic restricted subsidiaries and by any such subsidiaries that guarantee obligations of Acquisition Corp. under its existing credit facilities, subject to customary exceptions.
The indenture governing the 3.000% Senior Secured Notes contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to create liens and consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.
Historical Transactions
December 2017 Senior Term Loan Credit Agreement Amendment
On December 6, 2017, Acquisition Corp. entered into an amendment (the “December 2017 Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement, dated November 1, 2012, among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, to, among other things, reduce the pricing terms of its outstanding term loans, change certain incurrence thresholds governing the ability to incur debt and liens, change certain EBITDA add-backs and increase the thresholds above which the excess cash flow sweep is triggered. The Company recorded a loss on extinguishment of debt of approximately $1 million for the fiscal year ended September 30, 2018, which represented the discount and unamortized deferred financing costs related to the prior tranche of debt of the lenders that was replaced.
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
March 2018 Senior Term Loan Credit Agreement Amendment
On March 14, 2018, Acquisition Corp. incurred $320 million of supplemental term loans (the “Supplemental Term Loans”) pursuant to an increase supplement (the “March 2018 Senior Term Loan Credit Agreement Supplement”) to the Senior Term Loan Credit Agreement, dated November 1, 2012, among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (as amended, the “Senior Term Loan Credit Agreement”). The principal amount outstanding under the Senior Term Loan Credit Agreement including the Supplemental Term Loans prior to the partial repayment with the proceeds of the 3.000% Senior Secured Notes offering as described above was $1.326 billion.
Notes Offering
On March 14, 2018, Acquisition Corp. issued $325 million in aggregate principal amount of its 5.500% Senior Notes due 2026. Acquisition Corp. used the net proceeds to pay the consideration in the tender offer for its 6.750% Senior Notes due 2022 (the “6.750% Senior Notes”) and to redeem the remaining 6.750% Senior Notes as described below.
Tender Offer and Notes Redemption
On March 14, 2018, Acquisition Corp. accepted for purchase in connection with the tender offer for the 6.750% Senior Notes that had been validly tendered and not validly withdrawn at or prior to 5:00 p.m., New York City time on March 13, 2018 thereby reducing the aggregate principal amount of the 6.750% Senior Notes by $523 million. Acquisition Corp. then issued a notice of redemption on March 14, 2018 with respect to the remaining $112 million of 6.750% Senior Notes outstanding that were not accepted for payment pursuant to the tender offer. Following payment of the 6.750% Senior Notes tendered at or prior to the expiration time, Acquisition Corp. deposited with the Trustee funds of $119 million to satisfy all obligations under the applicable indenture governing the 6.750% Senior Notes, including call premiums and interest through the date of redemption on April 15, 2018, for the remaining 6.750% Senior Notes not accepted for purchase in the tender offer. On April 15, 2018, Acquisition Corp. redeemed the remaining outstanding 6.750% Senior Notes. The Company recorded a loss on extinguishment of debt in connection with the tender offer of approximately $23 million for the fiscal year ended September 30, 2018 as a result of the partial debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs in March 2018. The Company incurred an additional loss on extinguishment of approximately $5 million in April 2018 related to the redemption on the remaining 6.750% Senior Notes, which represents the premium paid on early redemption and unamortized deferred financing costs.

June 2018 Senior Term Loan Credit Agreement Amendment
On June 7, 2018, Acquisition Corp. entered into an amendment (the “June 2018 Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement, dated November 1, 2012, among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, to, among other things, reduce the pricing terms of its outstanding term loans, change certain incurrence thresholds governing the ability to incur debt and liens and exclude from the definition of “Senior Secured Indebtedness” certain liens that have junior lien priority on the collateral in relation to the outstanding term loans and the relevant guarantees, as applicable. The Company recorded a loss on extinguishment of debt of approximately $2 million for the fiscal year ended September 30, 2018, which represented the discount and unamortized deferred financing costs related to the prior tranche of debt of the lenders that was replaced.
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
Partial Redemption of 4.125% Senior Secured Notes
On October 12, 2018, Acquisition Corp. redeemed €34.5 million aggregate principal amount of its 4.125% Senior Secured Notes due 2024 (the “4.125% Secured Notes”) using a portion of the proceeds from the offering of the 3.625% Secured Notes described above. The redemption price for the 4.125% Secured Notes was approximately €36.17 million, equivalent to 103% of the principal amount of the 4.125% Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was October 12, 2018. Following the partial redemption of the 4.125% Secured Notes, €311 million of the 4.125% Secured Notes remain outstanding. The Company recorded a loss on extinguishment of debt of approximately $2 million for the fiscal year ended September 30, 2019, which represents the premium paid on early redemption and unamortized deferred financing costs related to the partial redemption of this note.
Open Market Purchase
On October 9, 2018, Acquisition Corp. purchased, in the open market, $30 million aggregate principal amount of its outstanding 4.875% Senior Secured Notes due 2024 (the “4.875% Secured Notes”). The acquired notes were subsequently retired. Following retirement of the acquired notes, $220 million of the 4.875% Secured Notes remain outstanding. The Company recorded a loss on extinguishment of debt of less than $1 million for the fiscal year ended September 30, 2019, which represents the unamortized deferred financing costs related to the open market purchase.
Redemption of 5.625% Senior Secured Notes
On November 5, 2018, Acquisition Corp. redeemed $26.55 million aggregate principal amount of its 5.625% Senior Secured Notes due 2022 (the “5.625% Secured Notes”). The redemption price for the 5.625% Secured Notes was approximately $27.38 million, equivalent to 102.813% of the principal amount of the 5.625% Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was November 5, 2018. Following the partial redemption of the 5.625% Secured Notes, $220.95 million of the 5.625% Secured Notes remain outstanding. The Company recorded a loss on extinguishment of debt of approximately $1 million for the fiscal year ended September 30, 2019, which represents the premium paid on early redemption and unamortized deferred financing costs related to the partial redemption of this note.
On April 16, 2019, Acquisition Corp. issued a conditional notice of redemption for all of its 5.625% Secured Notes due 2022 currently outstanding. Settlement of the called 5.625% Secured Notes occurred on May 16, 2019. The Company recorded a loss on extinguishment of debt of approximately $4 million for the fiscal year ended September 30, 2019, which represents the premium paid on early redemption and unamortized deferred financing costs.

Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.05x at September 30, 2020, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. Please refer to Note 16 of our consolidated financial statements for further discussion.
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is April 3, 2025.
Maturities of Senior Notes and Senior Secured Notes
As of September 30, 2020, there are no scheduled maturities of notes until 2026, when $844 million is scheduled to mature. Thereafter, $1.463 billion is scheduled to mature.
Interest Expense, net
Total interest expense, net was $127 million, $142 million and $138 million for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively. The weighted-average interest rate of the Company’s total debt was 3.7% at September 30, 2020, 4.3% at September 30, 2019 and 4.7% at September 30, 2018.
11. Income Taxes
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

The reduction in U.S. federal corporate statutory tax rate from 35% to 21% was effective January 1, 2018. The Tax Act requires companies with a fiscal year that begins before and ends after the effective date of the rate change to calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending September 30, 2018, the Company’s U.S. federal statutory income tax rate was 24.5%. For the fiscal years ending September 30, 2020 and 2019, the Company was subject to the U.S. federal corporate statutory tax rate of 21%.
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
The domestic and foreign pretax (loss) income from continuing operations is as follows:

	Fiscal Year Ended September 30,
	2020	2019	2018
	(in millions)
Domestic	$(655)	$84	$347
Foreign	208	183	95
(Loss) income before income taxes	$(447)	$267	$442
Current and deferred income tax expense provided are as follows:

	Fiscal Year Ended September 30,
	2020	2019	2018
	(in millions)
Federal:
Current	$3	$—	$—
Deferred	(28)	(49)	91
Foreign:
Current (a)	74	74	58
Deferred	(28)	(18)	(26)
U.S. State:
Current	3	3	6
Deferred	(1)	(1)	1
Income tax expense	$23	$9	$130
______________________________________
(a)Includes withholding taxes of $15 million, $17 million and $15 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

The differences between the U.S. federal statutory income tax rate of 21.0%, 21.0% and 24.5% for the fiscal years ended September 30, 2020, 2019 and 2018, respectively, and income taxes provided are as follows:

	Fiscal Year Ended September 30,
	2020	2019	2018
	(in millions)
Taxes on income at the U.S. federal statutory rate	$(94)	$56	$108
U.S. state and local taxes	2	2	7
Foreign income taxed at different rates, including withholding taxes	10	16	19
Increase in valuation allowance	1	1	4
Release of valuation allowance	(38)	(65)	(14)
Change in tax rates	4	(4)	23
Impact of GILTI and FDII	2	(4)	—
Intergroup transfer	—	—	(30)
IPO Costs	22	—	—
Executive Compensation	2	—	—
Non-deductible long term incentive plan	112	6	8
Other	—	1	5
Income tax expense	$23	$9	$130
During the fiscal year ended September 30, 2020, the Company recognized a net U.S. tax benefit of $25 million primarily related to the release of a U.S. deferred tax valuation allowance of $33 million offset by a write-off of expiring foreign tax credits of $10 million and a tax benefit of $15 million for the release of valuation allowances in Japan and various foreign jurisdictions. During the fiscal year ended September 30, 2019, the Company recognized a U.S. tax benefit of $59 million related to the release of valuation allowance on U.S. foreign tax credits. During the fiscal year ended September 30, 2018, the Company recognized a U.S. tax expense of $23 million related to the reductions of net U.S. deferred tax assets as a result of the Tax Act.
For the fiscal years ended September 30, 2020 and September 30, 2019, the Company incurred losses in certain foreign territories and has offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. For the fiscal year ended September 30, 2020 and September 30, 2019, the Company released $33 million and $59 million, respectively of the U.S. valuation allowance related to foreign tax credit carryforwards. Significant components of the Company’s net deferred tax liabilities are summarized below:

	September 30, 2020	September 30, 2019
	(in millions)
Deferred tax assets:
Allowances and reserves	$30	$27
Employee benefits and compensation	80	79
Other accruals	19	17
Tax attribute carryforwards	168	203
Other	22	3
Total deferred tax assets	319	329
Less: Valuation allowance	(45)	(91)
Deferred tax assets, net of valuation allowance	274	238

Deferred tax liabilities:
Intangible assets	(369)	(372)
Total deferred tax liabilities	(369)	(372)
Net deferred tax liabilities	$(95)	$(134)
During the fiscal year ended September 30, 2020, as a result of final regulations regarding the interest expense allocation rules issued by the Internal Revenue Service in December of 2019, the Company concluded that it is more likely than not that the entire amount of the Company’s deferred tax assets related to foreign tax credits carryforwards in the U.S. will be realized. The current levels of pre-tax income are sufficient to generate the minimum amount of future taxable income needed to support U.S. deferred tax assets realization. In the fiscal year ended September 30, 2019, the Company concluded that the positive evidence relating to the utilization of foreign tax credits outweighs the negative evidence with respect to a portion of the valuation allowance on its foreign tax credit carryovers and released $59 million of its valuation allowance.
At September 30, 2020, the Company has no remaining U.S. federal tax net operating loss carryforwards. The Company also has tax net operating loss carryforwards, with no expiration date, in France and Spain of $78 million and $29 million, respectively, and other tax net operating loss carryforwards in state, local and foreign jurisdictions that expire in various periods. In addition, the Company has foreign tax credit carryforwards for U.S. tax purposes of $94 million. The U.S. foreign tax credits will begin to expire in fiscal year 2021.
Deferred income taxes have not been recorded on indefinitely reinvested earnings of certain foreign subsidiaries of approximately $234 million at September 30, 2020. Distribution of these earnings may result in foreign withholding taxes and U.S. state taxes. However, variables existing if and when remittance occurs make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.
The Company classifies interest and penalties related to uncertain tax position as a component of income tax expense. As of September 30, 2020 and September 30, 2019, the Company had accrued $4 million and $3 million of interest and penalties, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, are as follows (in millions):

Balance at September 30, 2017	$19
Additions for current year tax positions	3
Additions for prior year tax positions	3
Subtractions for prior year tax positions	(7)
Balance at September 30, 2018	$18
Additions for prior year tax positions	1
Subtractions for prior year tax positions	(7)
Balance at September 30, 2019	$12
Additions for prior year tax positions	3
Subtractions for prior year tax positions	(3)
Balance at September 30, 2020	$12
Included in the total unrecognized tax benefits at September 30, 2020 and September 30, 2019 are $12 million and $12 million, respectively, that if recognized, would reduce the effective income tax rate. The Company has determined that is reasonably possible that its existing reserve for uncertain tax positions as of September 30, 2020 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various foreign jurisdictions.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company has completed tax audits in the U.S. for tax years ended through September 30, 2013, in the U.K. for the tax years ended through September 30, 2017, in Germany for the tax years ended through September 30, 2014 and in France for the tax years ended through September 30, 2018. The Company is at various stages in the tax audit process in certain foreign and local jurisdictions.
12. Employee Benefit Plans
Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $83 million and $82 million as of September 30, 2020 and September 30, 2019, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had unfunded pension liabilities relating to these plans of approximately $57 million and $56 million recorded in its balance sheets as of September 30, 2020 and September 30, 2019, respectively. The Company uses a September 30 measurement date for its plans. For each of the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, pension expense amounted to $4 million.
Certain employees also participate in defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $8 million for the fiscal year ended September 30, 2020, $6 million for the fiscal year ended September 30, 2019 and $5 million for the fiscal year ended September 30, 2018.
13. Stock-Based Compensation Plans
Warner Music Group Corp. 2020 Omnibus Incentive Plan
In connection with the IPO, the Company’s board of directors and stockholders approved the Warner Music Group Corp. 2020 Omnibus Incentive Plan, or the “Omnibus Incentive Plan.” The aggregate number of shares of common stock available for issuance under the Omnibus Incentive Plan were 31,169,099 shares of Class A Common Stock over the 10-year period from the date of adoption. On August 14, 2020, the Company granted members of its Board of Directors a total of 28,361 shares of restricted common stock pursuant to the Omnibus Incentive Plan. These grants represent compensation for board service for the period from the Company’s initial public offering until the Company’s 2021 regularly scheduled annual shareholder meeting, at which time the restricted stock will be vested. Directors are entitled to dividends on this restricted stock during the vesting period.
As of September 30, 2020, there have been 28,361 shares issued under the Omnibus Incentive Plan.
Warner Music Group Corp. Senior Management Free Cash Flow Plan
Effective January 1, 2013, eligible individuals were invited to participate in the Senior Management Free Cash Flow Plan (as amended, the “Plan”). Eligible individuals include any employee, consultant or officer of the Company or any of its affiliates, who is selected by the Company’s Compensation Committee to participate in the Plan. In 2017, the Company’s Compensation Committee invited two additional employees to participate in the Plan. Under the Plan, participants are allocated a specific portion of the Company’s free cash flow to use to purchase the equivalent of Company stock through the acquisition of deferred equity units. Participants also receive a grant of profit interests in a purposely established LLC holding company (the “LLC”) that represent an economic entitlement to future appreciation over an equivalent number of shares of Company stock (“matching units”). The Company’s board of directors authorized the issuance of up to 39,255,429.54 shares of the Company’s common stock pursuant to the Plan, 19,612,714.77 in respect of deferred equity units and 19,612,714.77 in respect of matching units, as adjusted in accordance with the Plan. The LLC currently owns 23,640,925 shares of Class B Common Stock, which includes 4,169,978 of additional shares issued in connection with the December 2019 redemption whereby certain participants in the Plan elected to exchange their deferred equity units for shares of Class B Common Stock of the Company, which were immediately contributed to the LLC in exchange for Class A units of the LLC. Each deferred equity unit is equivalent to a share of Company stock. The Company credits units to active participants each Plan year at the time that annual free cash flow bonuses for such Plan year are determined (although certain participants have already received their complete allocations) and may grant unallocated units under the Plan to certain members of current or future management. At the time that annual free cash flow bonuses for such Plan year are determined, a participant is credited a number of deferred equity units based on their respective allocation divided by the grant date intrinsic value and an equal number of the related matching units is vested. The redemption price of the deferred equity units equals the fair market value of a share of the Company’s stock on the date of the settlement and the redemption price for the matching units equals the excess, if any, of the then fair market value of one Company fractional share over the grant date intrinsic value of one share. Dividend distributions, if any, are also paid out on vested deferred equity units and are calculated on the same basis as the Company’s common shares. The Company has applied a graded (tranche-by-tranche) attribution method and expenses share-based compensation on an accelerated basis over the vesting period of the share award.
The Company accounts for share-based payments as required by ASC 718. ASC 718 requires all share-based payments to employees to be recognized as compensation expense. Under the recognition provision of ASC 718, liability classified share-based compensation costs are measured each reporting date until settlement. The Plan was liability classified from inception through June 3, 2020, upon completion of the IPO, further discussed herein.
For accounting purposes, the grant date was established at the point the Company and the participant reached a mutual understanding of the key terms and conditions, in this case the date at which the participant accepted the invitation to participate in the Plan. For accounting purposes, deferred equity units are deemed to generally vest between one and seven years and matching equity units granted under the Plan are deemed to vest two years after the allocation to the participant’s account. The deferred and matching equity units have cash settlement dates that began in December 2018. Upon the scheduled settlement dates in December 2019 and December 2018, the Company settled 314,631.58 deferred equity units, including special deferred equity units, in cash totaling approximately $2 million, 8,359,629.35 in Company shares (which were contributed to the LLC in exchange for Class A units of the LLC) with an estimated value of $58 million and 217,312.53 matching equity units in cash totaling approximately $1 million.
Upon completion of the IPO in June 2020, the Plan was amended to remove the cash-settlement feature on all future redemptions. As a result, all awards previously issued under the Plan will require settlement in Class A Common Stock. The participants in such plan were also allowed to sell a pro rata portion, consistent with Access’s percentage reduction in shares of Class

B Common Stock as a result of the IPO, of their vested profits interests and acquired units of the LLC holding company, WMG Management Holdings, LLC (“Management LLC”), in the IPO through a “tag-along right.”
Under the provision of ASC 718, the Company determined the Plan was modified as of June 3, 2020, and as such, converted the awards from liability-classified to equity-classified. Prior to conversion, the Company performed a final measurement of its stock-based compensation liability under the fair value method. The final measurement utilized the IPO listing price of $25 per share as the per-share value input within its fair value model. Upon modification of the Plan, the Company reclassified a $769 million stock-based compensation liability to additional paid-in capital, which included $57 million associated with the awards settled through the IPO tag-along right on June 5, 2020.
The following is a summary of the Company’s share awards:

	Deferred Equity Units	Matching Equity Units	Deferred Equity Units Weighted-Average Intrinsic Value	Matching Equity Units Weighted-Average Intrinsic Value	Deferred Equity Units Weighted-Average Grant-Date Intrinsic Value	Matching Equity Units Weighted-Average Grant-Date Intrinsic Value
Unvested units at September 30, 2018	2,863,456	12,885,551	$6.37	$3.50	$3.12	$—
Granted	—	—	—	—	—	—
Vested	(962,709)	(6,204,154)	7.71	5.10	3.09	—
Forfeited	—	—	—	—	—	—
Unvested units at September 30, 2019	1,900,747	6,681,397	$7.71	$4.60	$3.13	$—
Granted	—	—	—	—	—	—
Vested	(1,351,293)	(2,369,536)	27.01	24.04	23.91	—
Forfeited	—	—	—	—	—	—
Unvested units at September 30, 2020	549,454	4,311,861	$27.01	$23.82	$23.82	$—
The weighted-average grant date intrinsic value of deferred equity unit awards for the fiscal year ended September 30, 2020 was $23.82. The fair value of these deferred equity units at September 30, 2020 was $27.01. The weighted-average grant date intrinsic value of deferred equity unit awards for the fiscal year ended September 30, 2019 was $3.13. The fair value of these deferred equity units at September 30, 2019 was $7.71. The weighted-average grant date intrinsic value of deferred equity unit awards for the fiscal year ended September 30, 2018 was $3.12. The fair value of these deferred equity units at September 30, 2018 was $6.37.
Compensation Expense
The Company recognized non-cash share-based compensation expense of $608 million, free cash flow compensation expense of $16 million and dividend expense related to the equity units of $1 million for the fiscal year ended September 30, 2020. The Company recognized non-cash share-based compensation expense of $50 million, free cash flow compensation expense of $15 million and dividend expense related to the equity units of $7 million for the fiscal year ended September 30, 2019. The Company recognized non-cash share-based compensation expense of $62 million, free cash flow compensation expense of $19 million and dividend expense related to the equity units of $27 million for the fiscal year ended September 30, 2018.
In addition, at September 30, 2020, September 30, 2019 and September 30, 2018, the Company had approximately $14 million, $16 million and $18 million, respectively, of unrecognized compensation costs related to its unvested share awards. As of September 30, 2020, the remaining weighted-average period over which total compensation related to unvested awards is expected to be recognized is 1 year.
14. Related Party Transactions
Management Agreement
Upon completion of the Merger, the Company and Holdings entered into the Management Agreement, dated as of the Merger Closing Date, pursuant to which Access provided the Company and its subsidiaries with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company paid to Access an annual fee on quarterly basis and reimbursed Access for certain expenses incurred performing services under the agreement. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement.
As a result of the completion of the IPO, the Management Agreement terminated in accordance with its terms and the Company paid to Access a one-time termination fee and a fee for transaction services in an aggregate amount of $60 million. The

Company recorded these fees within selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 30, 2020.
Prior to the termination of the Management Agreement, the Company incurred costs associated with the Management Agreement of approximately $7 million, $11 million and $16 million for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively. Such amounts have been included as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.
Lease Arrangements with Related Parties
On March 29, 2019, an affiliate of Access acquired the Ford Factory Building, located on 777 S. Santa Fe Avenue in Los Angeles, California from an unaffiliated third party. The building is the Company’s new Los Angeles, California headquarters and as such, the Company is the sole tenant of the building acquired by Access. The existing lease agreement was assumed by Access upon purchase of the building and was not modified as a result of the purchase. Rental payments by the Company under the existing lease total approximately $13 million per year, subject to annual fixed increases. The remaining lease term is approximately 10 years, after which the Company may exercise a single option to extend the term of the lease for 10 years thereafter.
On August 13, 2015, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Access for the use of office space in the Company’s corporate headquarters at 1633 Broadway, New York, New York. The license fee of $2,775 per month, plus an IT support fee of $1,000 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. For the fiscal year ended September 30, 2020, an immaterial amount was recorded as rental income. The space is occupied by The Blavatnik Archive, which is dedicated to the discovery and preservation of historically distinctive and visually compelling artifacts, images and stories that contribute to the study of 20th century Jewish, WWI and WWII history.
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
License Agreements with Deezer
Access owns a controlling equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. Subsidiaries of the Company have been a party to license arrangements with Deezer since 2008, which provide for the use of the Company’s sound recordings on Deezer’s ad-supported and subscription streaming services worldwide (excluding Japan) in exchange for fees paid by Deezer. The Company has also authorized Deezer to include the Company’s sound recordings in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to the Company. Deezer paid to the Company an aggregate amount of approximately $42 million, $49 million and $39 million in connection with the foregoing arrangements during the fiscal years ended September 30, 2020, 2019 and 2018, respectively. In addition, in connection with these arrangements, (i) the Company was issued, and currently holds, warrants to purchase shares of Deezer S.A. and (ii) the Company purchased a small number of shares of Deezer S.A., which collectively represent a small minority interest in Deezer S.A. The Company also has various publishing agreements with Deezer. Warner Chappell has licenses with Deezer for use of repertoire on the service in Europe, which the Company refers to as a PEDL license (referencing the Company’s Pan European Digital Licensing initiative), and for territories in Latin America. For the PEDL and Latin American licenses for the fiscal years ended September 30, 2020 and 2019, Deezer paid the Company an additional approximately $2 million and $1 million, respectively. Deezer also licenses other publishing rights controlled by Warner Chappell through statutory licenses or through various collecting societies.
License Agreements with Snap
In 2020, a subsidiary of the Company entered into a worldwide (excluding China) recorded music license agreement for a 24-month term and Warner Chappell also entered into a 2-year license with Snap, Inc. covering the personal, non-commercial use of up to 60 second song clips from WMG’s catalog in messages across Snap properties. The Company earned approximately $500,000 in connection with the foregoing deals during the fiscal year ended September 30, 2020. The Company’s Chairman, Michael Lynton, is also a director of Snap, Inc.

Distribution Agreement with Mattel
In 2020, a subsidiary of the Company entered into a 3-year digital distribution and physical license of the existing catalog plus new material of Mattel Inc. The Company earned approximately $200,000 in connection with the foregoing arrangements during the fiscal year ended September 30, 2020. The Company’s director, Ynon Kreiz, is also the CEO of Mattel Inc.
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
15. Commitments and Contingencies
Talent Advances
The Company routinely enters into long-term commitments with recording artists, songwriters and publishers for the future delivery of music. Such commitments generally become due only upon delivery and Company acceptance of albums from the recording artists or future musical compositions from songwriters and publishers. Additionally, such commitments are typically cancellable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, aggregate firm commitments to such talent approximated $442 million and $428 million as of September 30, 2020 and September 30, 2019, respectively.
Other
Other off-balance sheet, firm commitments, which primarily include minimum funding commitments to investees, amounted to approximately $12 million and $10 million at September 30, 2020 and September 30, 2019, respectively.
Litigation
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
The Company’s hedged interest rate transactions as of September 30, 2020 are expected to be recognized within four years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 19. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income (expense) in the period measured.
The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
As of September 30, 2020, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2019, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.
As of September 30, 2020, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $29 million of unrealized deferred losses in comprehensive loss related to the interest rate swaps. As of September 30, 2019, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $8 million of unrealized deferred losses in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax losses of $4 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the fiscal year ended September 30, 2020. The Company recorded realized pre-tax gains of $3 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other income for the fiscal year ended September 30, 2019.
The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the fiscal year ended September 30, 2020 were $27 million. The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive loss during the fiscal year ended September 30, 2019 were $11 million.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at September 30, 2020 and September 30, 2019:

	September 30, 2020 (a)	September 30, 2019 (b)
	(in millions)
Other noncurrent assets	$—	$2
Other noncurrent liabilities	(38)	(13)
______________________________________
(a)$38 million of interest rate swaps in liability positions.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
2020
Revenues	$3,810	$657	$(4)	$4,463
Operating income (loss)	175	81	(485)	(229)
Amortization of intangible assets	119	71	—	190
Depreciation of property, plant and equipment	55	5	11	71
OIBDA	349	157	(474)	32
Total assets	2,483	2,656	1,271	6,410
Capital expenditures	28	1	56	85
2019
Revenues	$3,840	$643	$(8)	$4,475
Operating income (loss)	439	92	(175)	356
Amortization of intangible assets	139	69	—	208
Depreciation of property, plant and equipment	45	5	11	61
OIBDA	623	166	(164)	625
Total assets	2,217	2,581	1,219	6,017
Capital expenditures	29	3	72	104
2018
Revenues	$3,360	$653	$(8)	$4,005
Operating income (loss)	307	84	(174)	217
Amortization of intangible assets	138	68	—	206
Depreciation of property, plant and equipment	35	7	13	55
OIBDA	480	159	(161)	478
Capital expenditures	20	3	51	74
Revenues relating to operations in different geographical areas are set forth below for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018. Total long-lived assets relating to operations in different geographical areas, which consist of property, plant and equipment, net and operating lease right-of-use assets, net, are set forth below as of September 30, 2020 and September 30, 2019.

	2020		2019		2018
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues
	(in millions)
United States	$1,934	$426	$1,956	$201	$1,754
United Kingdom	551	49	596	20	593
All other territories	1,978	129	1,923	79	1,658
Total	$4,463	$604	$4,475	$300	$4,005

Customer Concentration
In the fiscal year ended September 30, 2020, the Company had two customers, Spotify and Apple, that individually represented 10% or more of total revenues, whereby Spotify represented 17%, and Apple represented 14% of total revenues. In the fiscal year ended September 30, 2019, the Company had two customers, Spotify and Apple, that individually represented 10% or more of total revenues, whereby Spotify represented 14%, and Apple represented 13% of total revenues. In the fiscal year ended September 30, 2018, the Company had two customers, Apple and Spotify, that individually represented 10% or more of total revenues, whereby Apple represented 15%, and Spotify represented 14% of total revenues. These customers’ revenues are included in both the Company’s Recorded Music and Music Publishing segments and the Company expects that the Company’s license agreements with these customers will be renewed in the normal course of business.
18. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $128 million, $138 million and $148 million during the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively. The Company paid approximately $81 million, $63 million and $49 million of income and withholding taxes, net of refunds, for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively.
Dividends
The Company’s ability to pay dividends may be restricted by covenants in certain of the indentures governing its notes and in the credit agreements for the Senior Term Loan Facility and the Revolving Credit Facility.
In the first quarter of fiscal year 2019, the Company instituted a regular quarterly dividend policy whereby it intended to pay a modest regular quarterly dividend in each of the first three fiscal quarters and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. In connection with the IPO, the Company amended its dividend policy whereby it intends to pay quarterly cash dividends to holders of its Class A Common Stock and Class B Common Stock. The Company paid the first dividend under this policy of $0.12 per share in September 2020. The declaration of each dividend will continue to be at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, earnings, liquidity and capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by Delaware law, general business conditions and any other factors that the Company’s board of directors deems relevant in making such a determination. Therefore, there can be no assurance that the Company will pay any dividends to holders of the Company’s common stock, or as to the amount of any such dividends.
Prior to the completion of the IPO, in fiscal 2020 the Company paid an aggregate of $281 million in cash dividends to common stockholders, $75 million of which was declared by the Company’s board of directors in fiscal 2020 and $206 million of which was declared by the Company’s board of directors in fiscal 2019 and recorded as an accrual as of September 30, 2019. On August 14, 2020, the Company’s board of directors declared a cash dividend of $0.12 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans which was paid on September 1, 2020.
For fiscal year 2020, the Company paid an aggregate of $344 million in cash dividends to stockholders and participating security holders. For fiscal year 2019, the Company paid an aggregate of $94 million in cash dividends to stockholders. For fiscal year 2018, the Company paid an aggregate of $925 million in cash dividends to stockholders, which reflected proceeds from the sale of Spotify shares acquired in the ordinary course of business.
On November 13, 2020, the Company’s board of directors declared a cash dividend of $0.12 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on December 1, 2020 to stockholders of record as of the close of business on November 24, 2020.
COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a global pandemic by the World Health Organization. Government-imposed mandates limiting public assembly and restrictions on non-essential businesses have adversely impacted the Company’s operations, including touring and physical product distribution, for the fiscal year ended September 30, 2020. It is unclear how long government-imposed mandates and restrictions will last and to what extent the global pandemic will impact demand for the Company’s music and related services, even as federal, state, local and foreign governments start to lift restrictions.

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
19. Fair Value Measurements
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
In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2020 and September 30, 2019.

	Fair Value Measurements as of September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	$—	$—	$(2)	$(2)
Other Noncurrent Assets:
Equity Method Investment (c)	—	47	—	47
Other Noncurrent Liabilities:
Contractual Obligations (a)	—	—	(4)	(4)
Interest Rate Swaps (b)	—	(38)	—	(38)
Total	$—	$9	$(6)	$3

	Fair Value Measurements as of September 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	$—	$—	$(9)	$(9)
Other Noncurrent Assets:
Equity Method Investment (c)	—	40	—	40
Interest Rate Swap	—	2	—	2
Other Noncurrent Liabilities:
Interest Rate Swap	—	(13)	—	(13)
Total	$—	$29	$(9)	$20
______________________________________
(a)This represents purchase obligations and contingent consideration related to the Company’s various acquisitions. This is based on a probability weighted performance approach and it is adjusted to fair value on a recurring basis and any adjustments are included as a component of operating income in the consolidated statements of operations. These amounts were mainly calculated using unobservable inputs such as future earnings performance of the Company’s various acquisitions and the expected timing of the payment.
(b)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of September 30, 2020 for contracts involving the same attributes and maturity dates.
(c)The fair value of equity method investment represents an equity method investment acquired in fiscal 2019 whereby the Company has elected the fair value option under ASC 825, Financial Instruments (“ASC 825”). The valuation is based upon quoted prices in active markets and model-based valuation techniques to determine fair value.
The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2019	$(9)
Additions	(6)
Reductions	7
Payments	2
Balance at September 30, 2020	$(6)
Additions to net liabilities during the fiscal year ended September 30, 2020 relate to contingent consideration of $6 million recognized in connection with an acquisition in August 2020 and represent a non-cash investing activity for fiscal year ended September 30, 2020.
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the fiscal year ended September 30, 2020. In addition, there were no observable price changes events that were completed during the fiscal year ended September 30, 2020.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2020, the fair value of the Company’s debt was $3.137 billion. Based on the level of interest rates prevailing at September 30, 2019, the fair value of the Company’s debt was $3.080 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

20. Subsequent Events
Additional 3.000% Senior Secured Notes
On November 2, 2020, Acquisition Corp. issued and sold $250 million of additional 3.000% Senior Secured Notes (the “Additional Notes”). Interest on the Additional Notes will accrue at the rate of 3.000% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2021. Acquisition Corp. has the option to repurchase all or a portion of the Additional Notes at any time on one or more occasions on or prior to the fifth business day after December 18, 2020 (the “Special Optional Redemption Election Date”) by giving notice at least five business days prior to such time at the special optional redemption price equal to the issue price of the Additional Notes (excluding accrued interest for the period prior to the settlement date) plus 1% of the principal amount thereof together with accrued and unpaid interest on such Additional Notes from August 12, 2020 (or the most recent interest payment date on which interest was paid) to but excluding the redemption date. The Additional Notes are not initially fungible with the 3.000% Senior Secured Notes issued on August 12, 2020 (the “Original Notes”). To the extent that any Additional Notes remain outstanding following the Special Optional Redemption Election Date, Acquisition Corp. will cause the Additional Notes to bear the same CUSIP and ISIN numbers as the Original Notes (the “CUSIP Merger Event”). Until the CUSIP Merger Event, the Additional Notes will have identical terms as the Original Notes (other than the issue date, the issue price and the special optional redemption provision). After the CUSIP Merger Event, the Additional Notes will have identical terms as (other than the issue date and the issue price), and will be fungible with, and be treated as a single series of senior secured debt securities with, the Original Notes.
The proceeds of the issuance and sale of the aforementioned Additional Notes, in conjunction with cash on hand of approximately $90 million, were used to fund two acquisitions of music and music-related assets for aggregate cash consideration of $338 million. With the closing of these transactions, Acquisition Corp. does not intend to exercise the option to repurchase any of the Additional Notes on or prior to the Special Optional Redemption Election Date and, following the CUSIP Merger Event, the Additional Notes will be fungible with, and be treated as a single series of senior secured debt securities with, the Original Notes.

WARNER MUSIC GROUP CORP.
2020 QUARTERLY FINANCIAL INFORMATION
(unaudited)
The following table sets forth the quarterly information for Warner Music Group Corp.

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
	(in millions, except share data)
Revenues	$1,126	$1,010	$1,071	$1,256
Costs and expenses:
Cost of revenue	(606)	(527)	(535)	(665)
Selling, general and administrative expenses (a)	(383)	(869)	(538)	(379)
Amortization expense	(49)	(47)	(47)	(47)
Total costs and expenses	(1,038)	(1,443)	(1,120)	(1,091)
Operating income (expense)	88	(433)	(49)	165
Loss on extinguishment of debt	(34)	—	—	—
Interest expense, net	(29)	(32)	(33)	(33)
Other expense	(45)	(3)	(4)	(5)
(Loss) income before income taxes	(20)	(468)	(86)	127
Income tax benefit (expense)	21	(51)	12	(5)
Net income (loss)	1	(519)	(74)	122
Less: Income attributable to noncontrolling interest	(2)	(1)	—	(2)
Net (loss) income attributable to Warner Music Group Corp.	$(1)	$(520)	$(74)	$120

(a) Includes depreciation expense of:	$(18)	$(15)	$(14)	$(24)

Net (loss) income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.00	$(1.03)	$—	$—
Class B – Basic and Diluted	$0.00	$(1.03)	$(0.15)	$0.24
Weighted average common shares:
Class A – Basic and Diluted	87,280,769	20,307,692	—	—
Class B – Basic and Diluted	422,719,231	483,796,267	501,991,944	501,991,944
Quarterly operating results can be disproportionately affected by a particularly strong or weak quarter. Therefore, these quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WARNER MUSIC GROUP CORP.
2019 QUARTERLY FINANCIAL INFORMATION
(unaudited)
The following table sets forth the quarterly information for Warner Music Group Corp.

	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
	(in millions, except share data)
Revenues	$1,124	$1,058	$1,090	$1,203
Costs and expenses:
Cost of revenue	(639)	(577)	(559)	(626)
Selling, general and administrative expenses (a)	(408)	(372)	(354)	(376)
Amortization expense	(48)	(51)	(55)	(54)
Total costs and expenses	(1,095)	(1,000)	(968)	(1,056)
Operating income	29	58	122	147
Loss on extinguishment of debt	—	(4)	—	(3)
Interest expense, net	(34)	(36)	(36)	(36)
Other income (expense)	19	(16)	29	28
Income before income taxes	14	2	115	136
Income tax benefit (expense)	77	12	(48)	(50)
Net income	91	14	67	86
Less: Income attributable to noncontrolling interest	(1)	(1)	—	—
Net income attributable to Warner Music Group Corp.	$90	$13	$67	$86

(a) Includes depreciation expense of:	$(18)	$(15)	$(14)	$(14)

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$—	$—	$—	$—
Class B – Basic and Diluted	$0.18	$0.03	$0.13	$0.17
Weighted average common shares:
Class A – Basic and Diluted	—	—	—	—
Class B – Basic and Diluted	501,991,944	501,991,944	501,991,944	501,991,944
Quarterly operating results can be disproportionately affected by a particularly strong or weak quarter. Therefore, these quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WARNER MUSIC GROUP CORP.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Fiscal Year Ended September 30, 2020
Allowance for doubtful accounts	$17	$11	$(5)	$23
Reserves for sales returns	23	66	(65)	24
Allowance for deferred tax asset	91	1	(47)	45
Fiscal Year Ended September 30, 2019
Allowance for doubtful accounts	$18	$3	$(4)	$17
Reserves for sales returns	28	88	(93)	23
Allowance for deferred tax asset	206	4	(119)	91
Fiscal Year Ended September 30, 2018
Allowance for doubtful accounts	$18	$4	$(4)	$18
Reserves for sales returns	33	108	(113)	28
Allowance for deferred tax asset	193	33	(20)	206

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors that occurred during the fourth fiscal quarter of the fiscal year ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2020.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 25, 2020.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 25, 2020.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 25, 2020.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 25, 2020.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 25, 2020.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report:
(1) Financial Statements:
The Financial Statements listed in the Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report.
(2) Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts.
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.
(3) Exhibits
The required exhibits are filed as part of this Annual Report or are incorporated herein by reference.
(b) Exhibits
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, the representations, warranties, covenants and agreements contained in such exhibits were made only for the purposes of such agreement and as of specified dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to such agreements instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Unless otherwise explicitly stated therein, investors and security holders are not third-party beneficiaries under any of the agreements attached as exhibits hereto and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its affiliates or businesses. Moreover, the assertions embodied in the representations and warranties contained in each such agreement are qualified by information in confidential disclosure letters or schedules that the parties have exchanged. Moreover, information concerning the subject matter of the representations and warranties may change after the respective dates of such agreements, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Exhibit Number	Exhibit Description
3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Warner Music Group Corp.
3.2(1)	Fourth Amended and Restated By-Laws of Warner Music Group Corp.
4.1(2)	Form of Common Stock Certificate
4.2(2)
Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto, Credit Suisse AG, as Notes Authorized Agent and as Collateral Agent, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of secured notes in series (the “Secured Notes”).

4.3(2)
Eighth Supplemental Indenture, dated as of October 9, 2018, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 3.625% Senior Secured Notes due 2026.

4.4(2)
Ninth Supplemental Indenture, dated as of April 30, 2019, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 3.625% Senior Secured Notes due 2026.

4.5(3)
Tenth Supplemental Indenture, dated as of June 26, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 5.000% Senior Secured Notes due 2023.

4.6(2)
Indenture, dated as of April 9, 2014, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of unsecured senior notes in series (the “Senior Notes”).

4.7(2)
Fifth Supplemental Indenture, dated as of March 14, 2018, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 5.500% Senior Notes due 2026.

Exhibit Number	Exhibit Description
4.8(3)
Indenture, dated as of June 29, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto, Credit Suisse AG, as Notes Authorized Representative and as Collateral Agent, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of secured notes in series.

4.9(3)
First Supplemental Indenture, dated as of June 29, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 3.875% Senior Secured Notes due 2030.

4.10(3)
Second Supplemental Indenture, dated as of June 29, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 2.750% Senior Secured Notes due 2028.

4.11(4)
Third Supplemental Indenture, dated as of August 12, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 3.000% Senior Secured Notes due 2031.

4.12	Form of 3.875% Senior Secured Note due 2030 (included in Exhibit 4.9 hereto).
4.13	Form of 2.750% Senior Secured Note due 2028 (included in Exhibit 4.10 hereto).
4.14	Form of 3.000% Senior Secured Note due 2031 (included in Exhibit 4.11 hereto).
4.15	Form of Secured Note of WMG Acquisition Corp. (included in Exhibit 4.2 hereto).
4.16	Form of Senior Note of WMG Acquisition Corp. (included in Exhibit 4.6 hereto).
4.17(2)	Guarantee, dated July 27, 2016, issued by Warner Music Group Corp., relating to the 5.000% Senior Secured Notes due 2023.
4.18(2)	Guarantee, dated March 14, 2018, issued by Warner Music Group Corp., relating to the 5.500% Senior Notes due 2026.
4.19(2)	Guarantee, dated October 9, 2018, issued by Warner Music Group Corp., relating to the 3.625% Senior Secured Notes due 2026.
4.20(2)	Guarantee, dated April 30, 2019, issued by Warner Music Group Corp., relating to the 3.625% Senior Secured Notes due 2026.
4.21(2)
Security Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature pages thereto and Credit Suisse AG, as collateral agent, term loan authorized representative, revolving authorized representative and indenture authorized representative.

4.22(2)
Copyright Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.23(2)
Patent Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.24(2)
Trademark Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.25*	Description of the Capital Stock.
10.1(1)	Stockholder Agreement between Access Industries, LLC and Warner Music Group Corp.
10.2(1)	Registration Rights Agreement between Access Industries, LLC and Warner Music Group Corp.
10.3†(1)	Warner Music Group Corp. 2020 Omnibus Incentive Plan.
10.4†*(1)	Indemnification Agreement between Warner Music Group Corp. and Stephen Cooper (and Schedule to Exhibit 10.4).
10.5(2)
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

10.6(2)
Incremental Commitment Amendment, dated as of May 9, 2013, by and among WMG Acquisition Corp., the other Loan Parties (as defined therein), WMG Holdings Corp., and the several banks and financial institutions parties thereto as Lenders and the Administrative Agent, as defined therein.

10.7(2)
Second Amendment to Credit Agreement, dated as of July 15, 2016, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, relating to the term loan facility.

10.8(2)
Second Incremental Commitment Amendment, dated as of November 21, 2016, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, relating to the term loan facility.

10.9(2)
Third Incremental Commitment Amendment, dated as of May 22, 2017, among WMG Acquisition Corp., the other Loan Parties (as defined therein) party thereto, WMG Holdings Corp., the Administrative Agent (as defined therein) and Credit Suisse AG Cayman Islands Branch, as Tranche D Term Lender.

Exhibit Number	Exhibit Description
10.10(2)
Fourth Incremental Commitment Amendment, dated as of December 6, 2017, among WMG Acquisition Corp., the other Loan Parties (as defined therein) party hereto, WMG Holdings Corp., the Administrative Agent (as defined therein) and Credit Suisse AG Cayman Islands Branch, as Tranche E Term Lender.

10.11(2)
Increase Supplement to the Credit Agreement, dated as of March 14, 2018, among WMG Acquisition Corp., the Loan Parties (as defined therein) party thereto, WMG Holdings Corp., Credit Suisse AG, Cayman Islands Branch, as increasing lender, and Credit Suisse AG, as administrative agent, relating to the term loan facility.

10.12(2)
Fifth Incremental Commitment Amendment, dated as of June 7, 2018, among WMG Acquisition Corp., the other Loan Parties (as defined therein) party thereto, WMG Holdings Corp., the Administrative Agent (as defined therein) and Credit Suisse AG Cayman Islands Branch, as Tranche F Term Lender.

10.13(2)
Guarantee Agreement, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the term credit facility.

10.14(2)
Credit Agreement, dated as of January 31, 2018, among WMG Acquisition Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent, relating to the revolving credit facility.

10.15(2)
Subsidiary Guaranty, dated as of January 31, 2018, made by the persons listed on the signature pages thereto under the caption “Guarantors” and the Additional Guarantors (as defined therein) in favor of the Secured Parties (as defined therein), relating to the revolving credit facility.

10.16(2)
First Amendment to Credit Agreement, dated as of October 9, 2019, among WMG Acquisition Corp. and Credit Suisse AG, as Administrative Agent, as defined therein, relating to the revolving credit facility.

10.17(2)
Second Amendment to Credit Agreement, dated as of April 3, 2020, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent, relating to the revolving credit facility.

10.18†(2)	Letter Agreement, dated as of September 30, 2014, between Warner Music Inc. and Eric Levin
10.19†(2)	Letter Agreement, dated as of October 6, 2015, between Warner Music Inc. and Eric Levin
10.20†(2)	Letter Agreement, dated as of December 2, 2016, between Warner Music Inc. and Eric Levin
10.21†(2)	Letter Agreement, dated as of August 4, 2015, between Warner Music Inc. and Paul M. Robinson
10.22†(2)	Letter Agreement, dated May 2, 2018, between Warner Music Inc. and Eric Levin
10.23†(2)	Letter Agreement, dated May 2, 2018, between Warner Music Inc. and Paul M. Robinson
10.24†(2)	Letter Agreement, dated as of January 8, 2019, between Warner Chappell Music, Inc. and Guy Moot.
10.25†(2)	Service Agreement, dated as of January 8, 2019, between Warner Chappell Music Limited and Guy Moot.
10.26†(2)	Letter Agreement, dated as of March 12, 2018, between Warner Chappell Music, Inc. and Carianne Marshall.
10.27†(2)	Letter Agreement, dated as of November 16, 2018, between Warner Chappell Music, Inc. and Carianne Marshall.
10.28†(2)	Letter Agreement, dated as of January 8, 2019, between Warner Chappell Music, Inc. and Carianne Marshall.
10.29†(5)	Letter Agreement, dated as of October 21, 2020, between Warner Music Inc. and Eric Levin.
10.30†(2)	Service Agreement, dated as of March 20, 2017, between Max Lousada and Warner Music International Services Limited
10.31†(2)	Warner Music Group Corp. Deferred Compensation Plan
10.32†(2)	Second Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.33†(2)	Amendment to Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.34†(2)	Form of Election for Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.35†(2)	Form of Award Agreement under Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.36†(2)	Form of Award Agreement for 2014 Additional Unit Allocation under Warner Music Group Corp. Senior Management Free Cash Flow Plan.
10.37†(2)	Second Amended and Restated Limited Liability Company Agreement of WMG Management Holdings, LLC, dated as of March 10, 2017
10.38(2)	Lease, dated as of October 1, 2013, between Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., and WMG Acquisition Corp. (the “Headquarters Lease”)
10.39(2)	Guaranty of Headquarters Lease, dated as of October 1, 2013
10.40(2)	Assurance of Discontinuance, dated November 22, 2005
10.41(2)	Management Agreement, made as of July 20, 2011, by and among Warner Music Group Corp., WMG Holdings Corp, and Access Industries Inc.
10.42(2)	Lease, dated as of October 7, 2016, between Warner Acquisition Corp. and Sri Ten Santa Fe LLC.

Exhibit Number	Exhibit Description
21.1*	List of Subsidiaries of Warner Music Group Corp.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see signature page)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1*+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Financial statements from the Annual Report on Form 10-K of Warner Music Group Corp. for the fiscal year ended September 30, 2020, filed on November 23, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of (Deficit) Equity and (vi) Notes to Consolidated Financial Statements
104*	Cover Page to this Annual Report on Form 10-K, formatted in Inline XBRL.
______________________________________
*Filed herewith.
+    Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference
†Identifies each management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
(1)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 001-32502)
(2)Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-1 (File No. 333-236298)
(3)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2020.
(4)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed August 12, 2020.
(5)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 23, 2020.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 23, 2020.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on November 23, 2020.

Signature	Title

/s/ STEPHEN COOPER	CEO and President and Director (Principal Executive Officer)
Stephen Cooper

/s/ ERIC LEVIN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric Levin

/s/ MICHAEL LYNTON	Chairman of the Board of Directors
Michael Lynton

/s/ LEN BLAVATNIK	Vice Chairman of the Board of Directors
Len Blavatnik

/s/ LINCOLN BENET	Director
Lincoln Benet

/s/ ALEX BLAVATNIK	Director
Alex Blavatnik

/s/ MATHIAS DÖEPFNER	Director
Mathias Döepfner

/s/ NOREENA HERTZ	Director
Noreena Hertz

/s/ YNON KREIZ	Director
Ynon Kreiz

/s/ CECI KURZMAN	Director
Ceci Kurzman

/s/ THOMAS H. LEE	Director
Thomas H. Lee

/s/ DONALD A. WAGNER	Director
Donald A. Wagner