Form 10-Q
period 2020-12-31
Warner Music Group Corp.
filed 2021-02-01
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of January 29, 2021, there were 111,167,356 shares of Class A Common Stock and 403,184,814 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Consolidated Balance Sheets (Unaudited)

	December 31, 2020	September 30, 2020
	(in millions, except share data)
Assets
Current assets:
Cash and equivalents	$566	$553
Accounts receivable, net of allowances of $24 million and $23 million	884	771
Inventories	71	79
Royalty advances expected to be recouped within one year	246	220
Prepaid and other current assets	61	55
Total current assets	1,828	1,678
Royalty advances expected to be recouped after one year	307	269
Property, plant and equipment, net	334	331
Operating lease right-of-use assets, net	275	273
Goodwill	1,851	1,831
Intangible assets subject to amortization, net	1,968	1,653
Intangible assets not subject to amortization	156	154
Deferred tax assets, net	62	68
Other assets	162	153
Total assets	$6,943	$6,410
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$214	$264
Accrued royalties	1,722	1,628
Accrued liabilities	414	382
Accrued interest	36	30
Operating lease liabilities, current	41	39
Deferred revenue	326	297
Other current liabilities	137	80
Total current liabilities	2,890	2,720
Long-term debt	3,387	3,104
Operating lease liabilities, noncurrent	298	299
Deferred tax liabilities, net	166	163
Other noncurrent liabilities	169	169
Total liabilities	$6,910	$6,455
Deficit:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized, 111,167,356 and 88,578,361 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000,000 shares authorized, 403,184,814 and 421,450,000 issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	1	1
Additional paid-in capital	1,913	1,907
Accumulated deficit	(1,713)	(1,749)
Accumulated other comprehensive loss, net	(185)	(222)
Total Warner Music Group Corp. equity (deficit)	16	(63)
Noncontrolling interest	17	18
Total equity (deficit)	33	(45)
Total liabilities and equity (deficit)	$6,943	$6,410
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2020	2019
	(in millions, except share and per share data)
Revenue	$1,335	$1,256
Costs and expenses:
Cost of revenue	(686)	(665)
Selling, general and administrative expenses (a)	(401)	(379)
Amortization expense	(52)	(47)
Total costs and expenses	(1,139)	(1,091)
Operating income	196	165
Interest expense, net	(31)	(33)
Other expense	(31)	(5)
Income before income taxes	134	127
Income tax expense	(35)	(5)
Net income	99	122
Less: Income attributable to noncontrolling interest	(1)	(2)
Net income attributable to Warner Music Group Corp.	$98	$120

(a) Includes depreciation expense:	$(19)	$(24)

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.18	$—
Class B – Basic and Diluted	$0.19	$0.24
Weighted average common shares:
Class A – Basic and Diluted	94,221,946	—
Class B – Basic and Diluted	416,632,808	501,991,944
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31,
	2020	2019
	(in millions)
Net income	$99	$122
Other comprehensive income, net of tax:
Foreign currency adjustment	34	7
Deferred gain on derivative financial instruments	3	3
Other comprehensive income, net of tax	37	10
Total comprehensive income	136	132
Less: Income attributable to noncontrolling interest	(1)	(2)
Comprehensive income attributable to Warner Music Group Corp.	$135	$130
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2020	2019
	(in millions)
Cash flows from operating activities
Net income	$99	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	71
Unrealized losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	45	5
Deferred income taxes	2	(29)
Net (gain) loss on divestitures and investments	(14)	1
Non-cash interest expense	1	1
Non-cash stock-based compensation expense	6	(7)
Changes in operating assets and liabilities:
Accounts receivable, net	(98)	(101)
Inventories	11	10
Royalty advances	(56)	(38)
Accounts payable and accrued liabilities	(35)	(44)
Royalty payables	54	84
Accrued interest	6	(11)
Operating lease liabilities	(2)	1
Deferred revenue	24	(21)
Other balance sheet changes	55	34
Net cash provided by operating activities	169	78
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(324)	(11)
Capital expenditures	(18)	(15)
Investments and acquisitions of businesses, net of cash received	(1)	(6)
Net cash used in investing activities	(343)	(32)
Cash flows from financing activities
Proceeds from issuance of 3.000% Senior Secured Notes due 2031	244	—
Deferred financing costs paid	(3)	—
Distribution to noncontrolling interest holder	(1)	(1)
Dividends paid	(62)	(206)
Net cash provided by (used in) financing activities	178	(207)
Effect of exchange rate changes on cash and equivalents	9	4
Net increase (decrease) in cash and equivalents	13	(157)
Cash and equivalents at beginning of period	553	619
Cash and equivalents at end of period	$566	$462
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Equity (Deficit) (Unaudited)

Three Months Ended December 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2020	88,578,361	$—	421,450,000	$1	$1,907	$(1,749)	$(222)	$(63)	$18	$(45)
Net income	—	—	—	—	—	98	—	98	1	99
Other comprehensive income, net of tax	—	—	—	—	—	—	37	37	—	37
Dividends ($0.12 per Class A and B share)	—	—	—	—	—	(62)	—	(62)	—	(62)
Stock-based compensation expense	—	—	—	—	6	—	—	6	—	6
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2)	(2)
Exchange of Class B shares for Class A shares	18,265,183	—	(18,265,186)	—	—	—	—	—	—	—
Shares issued under the Plan	4,321,259	—	—	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	2,553	—	—	—	—	—	—	—	—	—
Balance at December 31, 2020	111,167,356	$—	403,184,814	$1	$1,913	$(1,713)	$(185)	$16	$17	$33

Three Months Ended December 31, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Non-controlling Interest	Total Deficit

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2019	—	$—	505,830,022	$1	$1,127	$(1,177)	$(240)	$(289)	$20	$(269)
Cumulative effect of ASC 842 adoption	—	—	—	—	—	7	—	7	—	7
Net income	—	—	—	—	—	120	—	120	2	122
Other comprehensive income, net of tax	—	—	—	—	—	—	10	10	—	10
Dividends ($0.07 per Class B share)	—	—	—	—	—	(38)	—	(38)	—	(38)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	4,169,978	—	—	—	—	—	—	—
Balance at December 31, 2019	—	$—	510,000,000	$1	$1,127	$(1,088)	$(230)	$(190)	$21	$(169)
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
Acquisition of Warner Music Group by Access Industries
Pursuant to the Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc., and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Merger Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Company delisted its common stock from the New York Stock Exchange.
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021.
The consolidated balance sheet at September 30, 2020 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (File No. 001-32502).

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
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to December 31, 2020 and December 31, 2019 relate to the periods ended December 25, 2020 and December 27, 2019, respectively. For convenience purposes, the Company continues to date its first-quarter financial statements as of December 31. The fiscal year ended September 30, 2020 ended on September 25, 2020.
The Company has performed a review of all subsequent events through the date the financial statements were issued and has determined that no additional disclosures are necessary.
Common Stock
On February 28, 2020, the Company amended its certificate of incorporation to increase its authorized capital stock to 2,100,000,000 shares, consisting of 1,000,000,000 shares of Class A Common Stock, 1,000,000,000 shares of Class B Common Stock, and 100,000,000 shares of preferred stock, par value $1.00 per share. In addition, the February 28, 2020 amendment to the Company’s certificate of incorporation also gave effect to the reclassification and 477,242.614671815-for-1 stock split of the Company’s existing common stock outstanding into 510,000,000 shares of Class B Common Stock. This stock split has been retrospectively presented throughout the interim financial statements. Upon completion of the IPO and the exercise in full of the underwriters’ option to purchase additional shares, 88,550,000 shares of Class A Common Stock, 421,450,000 shares of Class B Common Stock and no shares of preferred stock were outstanding. In connection with the IPO, the Company’s board of directors and stockholders approved the Warner Music Group Corp. 2020 Omnibus Incentive Plan, or the “Omnibus Incentive Plan.” The aggregate number of shares of common stock available for issuance under the Omnibus Incentive Plan is 31,169,099 shares of Class A Common Stock over the 10-year period from the date of adoption, including up to 1,000,000 shares of our Class A Common Stock in connection with the IPO. Since the IPO, a total of 30,914 shares of restricted stock has been issued under the Omnibus Incentive Plan to the Company’s directors, which includes 2,553 issued during the three months ended December 31, 2020. Refer to “Stock-Based Compensation” below regarding additional shares issued under our Omnibus Incentive Plan.
In connection with the Company’s Senior Management Cash Flow Plan (“the Plan”), equity units held by certain participants were required to be settled in December 2020. This resulted in the redemption of Class A and Class B units held by certain participants in WMG Management Holdings, LLC (“Management LLC”) in exchange for 18,265,813 shares of Class B Common Stock. These shares of Class B Common Stock converted to shares of Class A Common Stock upon exchange. Additionally, the Company issued a total of 4,321,259 additional shares of Class A Common Stock to settle the participants’ remaining deferred equity units previously issued under the Plan. As a result of these transactions, the participants received a total of 22,586,442 shares of Class A Common Stock in connection with the final settlement in December 2020 for all interests previously issued under the Plan.
Earnings per Share
The consolidated statements of operations present basic and diluted earnings per share (“EPS”). Prior to the completion of the IPO, basic and diluted earnings per share were computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares less shares issued for the exercise of the deferred equity units since these units were mandatorily redeemable in cash. As such, the deferred equity units were excluded from the denominator of the basic and diluted EPS calculation prior to the IPO completion.
Subsequent to the completion of the IPO, the Company utilizes the two-class method to report earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders.

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
Upon completion of the IPO in June 2020, the Plan was amended to remove the cash-settlement feature on all future redemptions. As a result, all awards previously issued under the Plan required settlement in equity. The participants in such plan were also allowed to sell a pro rata portion, consistent with Access’s percentage reduction in shares of Class B Common Stock as a result of the IPO, of their vested profits interests and acquired units of Management LLC, in the IPO through a “tag-along right.”
Under the provision of ASC 718, the Company determined the Plan was modified as of June 3, 2020, and as such, converted the awards from liability-classified to equity-classified. Prior to conversion, the Company performed a final measurement of its stock-based compensation liability under the fair value method. Subsequent to the amendment, the awards issued under the Plan will no longer be adjusted for changes in the value of the Company’s common stock. The Company will continue to incur non-cash stock-based compensation expense for awards that were unvested as of the modification date of the Plan and awards issued under the Omnibus Incentive Plan.
During the three months ended December 31, 2020, the Company approved the issuance of restricted stock units (“RSUs”) under the Omnibus Incentive Plan to eligible employees and executives. For accounting purposes, vesting of such restricted stock units commenced during the period. The Company recognized approximately $6 million of stock-based compensation expense for the three months ended December 31, 2020, which is included in additional paid-in capital, for its unvested share awards that were granted prior to the IPO and shares issued under the Omnibus Incentive Plan.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The Company adopted ASU 2016-13 in the first quarter of fiscal 2021 and this adoption did not have a material impact on the Company’s consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
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

3. Earnings per Share
Basic earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect. The Company did not have any dilutive securities for the three months ended December 31, 2019.
In computing earnings per share subsequent to the completion of our IPO, the Company has allocated dividends declared to Class A Common Stock and Class B Common Stock based on timing and amounts actually declared for each class of stock and the undistributed earnings have been allocated to Class A Common Stock and Class B Common Stock pro rata on a basic weighted average shares outstanding basis since the two classes of stock participate equally on a per share basis upon liquidation.
Subsequent to the completion of the IPO, and modification of our stock-based compensation awards as described in Note 2, the Class B Common Stock issued to Management LLC for the exercise of the vested deferred equity units is included in the basic weighted average number of outstanding shares of Class B Common Stock. Upon issuance to the participants in the Plan, the Class B Common Stock will be converted into Class A Common Stock and included in the basic weighted average number of outstanding shares of Class A Common Stock. Since the shares expected to satisfy the vested portion of the deferred equity units are already included in the basic weighted average number of outstanding common shares, there is no potential dilutive effect associated with the vested portion of these stock-based compensation awards. Refer to Note 2 for a description of current period activity.
Restricted stock units with anti-dilutive effect were excluded from the EPS calculation and they were not material for the three months ended December 31, 2020.
The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three months ended December 31, 2020 and 2019 (in millions, except share and per share data):

	Three Months Ended December 31,
	2020		2019
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$19	$79	$—	$120
Less: Net income attributable to participating securities	(2)	—	—	—
Net income attributable to common stockholders	$17	$79	$—	$120
Denominator
Weighted average shares outstanding	94,221,946	416,632,808	0	501,991,944
Basic and Diluted EPS	$0.18	$0.19	$—	$0.24

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

Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended December 31,
	2020	2019
	(in millions)
Revenue by Type
Digital	$727	$633
Physical	174	184
Total Digital and Physical	901	817
Artist services and expanded-rights	180	188
Licensing	80	79
Total Recorded Music	1,161	1,084
Performance	30	46
Digital	99	73
Mechanical	11	15
Synchronization	33	36
Other	2	3
Total Music Publishing	175	173
Intersegment eliminations	(1)	(1)
Total Revenues	$1,335	$1,256
Revenue by Geographical Location
U.S. Recorded Music	$481	$453
U.S. Music Publishing	91	81
Total U.S.	572	534
International Recorded Music	680	631
International Music Publishing	84	92
Total International	764	723
Intersegment eliminations	(1)	(1)
Total Revenues	$1,335	$1,256
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
Artist services and expanded-rights revenues are generated from artist services businesses and participations in expanded-rights associated with artists, including merchandising, touring, concert promotion, ticketing, sponsorship, fan clubs, artist websites, and artist and brand management. Artist services and expanded-rights contracts are generally short term. Revenue is recognized as or when services are provided (e.g., at time of an artist’s event) assuming collectability is probable. In some cases, the Company is reliant on the artist to report revenue generating activities. For certain artist services and expanded-rights contracts, collectability is not considered probable until notification is received from the artist’s management.
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
Sales Returns and Uncollectible Accounts
In accordance with practice in the recorded music industry and as customary in many territories, certain physical revenue products (such as vinyls, CDs and DVDs) are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future estimated returns.

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
Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers and a receivables aging analysis that determines the percent that has historically been uncollected by aged category, in addition to other factors to estimate an allowance for credit losses. The time between the Company’s issuance of an invoice and payment due date is not significant; customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date. Based on this information, management provides a reserve for estimated credit losses.
Based on management’s analysis of sales returns, refund liabilities of $37 million and $24 million were established at December 31, 2020 and September 30, 2020, respectively.
Based on management’s analysis of estimated credit losses, reserves of $24 million and $23 million were established at December 31, 2020 and September 30, 2020, respectively.
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
Deferred revenue increased by $128 million during the three months ended December 31, 2020 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $87 million were recognized during the three months ended December 31, 2020 related to the balance of deferred revenue at September 30, 2020. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
The Company recognized revenue of $20 million and $27 million from performance obligations satisfied in previous periods for the three months ended December 31, 2020 and December 31, 2019, respectively.
Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts containing fixed fees, advances and minimum guarantees. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2020 are as follows:

	Rest of FY21	FY22	FY23	Thereafter	Total
	(in millions)
Remaining performance obligations	$712	$82	$1	$—	$795
Total	$712	$82	$1	$—	$795

5. Comprehensive Income (Loss)
Comprehensive income (loss), which is reported in the accompanying consolidated statements of equity (deficit), consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging, which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax expense of approximately $1 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2020	$(181)	$(12)	$(29)	$(222)
Other comprehensive income	34	—	3	37
Balances at December 31, 2020	$(147)	$(12)	$(26)	$(185)
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
ASC 842 requires that only limited types of variable payments be included in the determination of lease payments, which affects lease classification and measurement. Variable lease costs, if any, are recognized as incurred and such costs are excluded from lease balances recorded on the consolidated balance sheet. The initial measurement of the lease liability and ROU asset are determined based on fixed lease payments. Lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate) are variable and are recognized in the period in which the payments are incurred.
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
Among the Company’s operating leases are its leases for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London. The landlord for both leases is an affiliate of Access. As of December 31, 2020, the aggregate lease liability related to these leases was $133 million.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.
The components of lease expense were as follows:

	Three Months Ended December 31,
	2020	2019
	(in millions)
Lease Cost
Operating lease cost	$14	14
Short-term lease cost	1	—
Variable lease cost	2	3
Sublease income	—	—
Total lease cost	$17	$17
Supplemental cash flow information related to leases was as follows:

	Three Months Ended December 31,
	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$15	$14
Right-of-use assets obtained in exchange for operating lease obligations	6	5
Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	September 30, 2020
	(in millions)
Operating Leases
Operating lease right-of-use assets	$275	$273

Operating lease liabilities, current	$41	$39
Operating lease liabilities, noncurrent	298	299
Total operating lease liabilities	$339	$338

Weighted Average Remaining Lease Term
Operating leases	8 years	8 years
Weighted Average Discount Rate
Operating leases	4.58%	4.58%

Maturities of lease liabilities were as follows:

Years	Operating Leases
(in millions)
2021	$42
2022	55
2023	52
2024	49
2025	48
Thereafter	161
Total lease payments	407
Less imputed interest	(68)
Total	$339
As of December 31, 2020, there have been no leases entered into that have not yet commenced.
7. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2020	$1,367	$464	$1,831
Acquisitions	—	—	—
Other adjustments (a)	20	—	20
Balances at December 31, 2020	$1,387	$464	$1,851
______________________________________
(a)Other adjustments during the three months ended December 31, 2020 represent foreign currency movements
The Company performs its annual goodwill impairment test in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”) during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	December 31, 2020	September 30, 2020
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	11 years	$1,028	$876
Music publishing copyrights	26 years	1,721	1,597
Artist and songwriter contracts	13 years	994	862
Trademarks	16 years	83	81
Other intangible assets	6 years	87	84
Total gross intangible asset subject to amortization		3,913	3,500
Accumulated amortization		(1,945)	(1,847)
Total net intangible assets subject to amortization		1,968	1,653
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	156	154
Total net intangible assets		$2,124	$1,807
The increase in intangible assets during the three months ended December 31, 2020 primarily relates to two acquisition transactions of music-related assets within recorded music catalogs, music publishing copyrights, and artist and songwriter contracts for approximately $318 million.
8. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	December 31, 2020	September 30, 2020
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2023 (b)	815	814
3.625% Senior Secured Notes due 2026 (c)	545	521
2.750% Senior Secured Notes due 2028 (d)	392	375
3.875% Senior Secured Notes due 2030 (e)	529	529
3.000% Senior Secured Notes due 2031 (f)	784	544
5.500% Senior Notes due 2026 (g)	322	321
Total long-term debt, including the current portion (h)	$3,387	$3,104
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $10 million at both December 31, 2020 and September 30, 2020. There were no loans outstanding under the Revolving Credit Facility at December 31, 2020 or September 30, 2020.
(b)Principal amount of $820 million at both December 31, 2020 and September 30, 2020 less unamortized discount of $1 million and $1 million and unamortized deferred financing costs of $4 million and $5 million at December 31, 2020 and September 30, 2020, respectively. On January 20, 2021, Acquisition Corp. entered into an amendment of the credit agreement governing the Senior Term Loan Facility which, among other things, extends the maturity date of its outstanding term loans from November 1, 2023 to January 20, 2028 and removes a number of negative covenants limiting the ability of Acquisition Corp. to take various actions. See Note 15.
(c)Face amount of €445 million at both December 31, 2020 and September 30, 2020. Above amounts represent the dollar equivalent of such note at December 31, 2020 and September 30, 2020. Principal amount of $543 million and $519 million at December 31, 2020 and September 30, 2020, respectively, an additional issuance premium of $7 million, less unamortized deferred financing costs of $5 million at both December 31, 2020 and September 30, 2020.
(d)Face amount of €325 million at both December 31, 2020 and September 30, 2020. Above amounts represent the dollar equivalent of such note at December 31, 2020 and September 30, 2020. Principal amount of $396 million and $379 million at

December 31, 2020 and September 30, 2020, respectively, less unamortized deferred financing costs of $4 million and $4 million at both December 31, 2020 and September 30, 2020.
(e)Principal amount of $535 million less unamortized deferred financing costs of $6 million at both December 31, 2020 and September 30, 2020.
(f)Principal amount of $800 million and $550 million at December 31, 2020 and September 30, 2020, respectively, less unamortized discount of $7 million at December 31, 2020 and unamortized deferred financing costs of $9 million and $6 million at December 31, 2020 and September 30, 2020, respectively. On November 2, 2020, Acquisition Corp. issued an additional $250 million in aggregate principal amount of its 3.000% Senior Secured Notes due 2031.
(g)Principal amount of $325 million less unamortized deferred financing costs of $3 million and $4 million at December 31, 2020 and September 30, 2020.
(h)Principal amount of debt of $3.419 billion and $3.127 billion, an additional issuance premium of $7 million and $7 million, less unamortized discount of $8 million and $1 million and unamortized deferred financing costs of $31 million and $29 million at December 31, 2020 and September 30, 2020, respectively.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of December 31, 2020 Acquisition Corp. had issued and outstanding the 3.625% Senior Secured Notes due 2026, the 5.500% Senior Notes due 2026, the 2.750% Senior Secured Notes due 2028, the 3.875% Senior Secured Notes due 2030 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
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
Recent Transactions
Additional 3.000% Senior Secured Notes
On November 2, 2020, Acquisition Corp. issued and sold $250 million of additional 3.000% Senior Secured Notes (the “Additional Notes”). Interest on the Additional Notes will accrue at the rate of 3.000% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2021. Acquisition Corp. had the option to repurchase all or a portion of the Additional Notes at any time on one or more occasions on or prior to the fifth business day after December 18, 2020 (the “Special Optional Redemption Election Date”), but did not exercise its option to repurchase. The Additional Notes were not initially fungible with the 3.000% Senior Secured Notes issued on August 12, 2020 (the “Original Notes”). Following the Special Optional Redemption Election Date, Acquisition Corp. caused the Additional Notes to bear the same CUSIP and ISIN numbers as the Original Notes (the “CUSIP Merger Event”). Following the CUSIP Merger Event, the Additional Notes have identical terms as (other than the issue date and the issue price) and are fungible with, and treated as a single series of senior secured debt securities with, the Original Notes.
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.15x at December 31, 2020, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023. On January 20, 2021, Acquisition Corp. entered into an amendment of the credit agreement governing the Senior Term Loan Facility which, among other things, extends the maturity date of its outstanding term loans from November 1, 2023 to January 20, 2028 and removes a number of negative covenants limiting the ability of Acquisition Corp. to take various actions.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is April 3, 2025.
Maturities of Senior Notes and Senior Secured Notes
As of December 31, 2020, there are no scheduled maturities of notes until 2026, when $868 million is scheduled to mature. Thereafter, $1.731 billion is scheduled to mature.
Interest Expense, net
Total interest expense, net was $31 million and $33 million for the three months ended December 31, 2020 and December 31, 2019, respectively. The weighted-average interest rate of the Company’s total debt was 3.7% at December 31, 2020, 3.7% at September 30, 2020 and 4.2% at December 31, 2019.
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
As a result of the IPO in June 2020, the Company is subject to limitation on the deductibility of executive compensation under Internal Revenue Code (“IRC”) Section 162(m).
For the three months ended December 31, 2020, the Company recorded an income tax expense of $35 million. The income tax expense for the three months ended December 31, 2020 is higher than the expected tax expense at the statutory tax rate of 21% primarily due to U.S. state and local taxes, foreign income taxed at rates higher than the US, and non-deductible executive compensation under IRC Section 162(m), offset by FDII and excess tax benefits from long term incentive plan.
For the three months ended December 31, 2019, the Company recorded an income tax expense of $5 million. The income tax expense for the three months ended December 31, 2019 is lower than the expected tax expense at the statutory tax rate of 21% primarily due to tax benefit of a release of a valuation allowance relating to foreign tax credit carryforwards and FDII, offset by non-deductible long term incentive plan, U.S. state and local taxes, foreign income taxed at rates higher than the U.S. statutory tax rate, withholding taxes and foreign losses with no tax benefit.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of December 31, 2020 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
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
The Company’s hedged interest rate transactions as of December 31, 2020 are expected to be recognized within three years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 14. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income (expense) in the period measured.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
As of December 31, 2020, the Company had outstanding hedge contracts for the sale of $270 million and the purchase of $176 million of foreign currencies at fixed rates that will be settled by September 2021.
As of December 31, 2020, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $26 million of unrealized deferred losses in comprehensive income related to the interest rate swaps. As of September 30, 2020, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $29 million of unrealized deferred losses in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax losses of $1 million and unrealized pre-tax losses of $4 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the three months ended December 31, 2020. The Company recorded realized pre-tax losses of $1 million and unrealized pre-tax losses of $3 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the three months ended December 31, 2019.
The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the three months ended December 31, 2020 were $4 million. The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the three months ended December 31, 2019 were $4 million.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at December 31, 2020 and September 30, 2020:

	December 31, 2020 (a)	September 30, 2020 (b)
	(in millions)
Other current assets	$—	$—
Other current liabilities	(4)	—
Other noncurrent assets	—	—
Other noncurrent liabilities	(34)	(38)
______________________________________
(a)$8 million and $12 million of foreign exchange derivative contracts in current asset and liability positions, respectively, and $34 million of interest rate swaps in noncurrent liability positions.
(b)$38 million of interest rate swaps in noncurrent liability positions.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
December 31, 2020
Revenues	$1,161	$175	$(1)	$1,335
Operating income (loss)	223	18	(45)	196
Amortization of intangible assets	33	19	—	52
Depreciation of property, plant and equipment	13	2	4	19
OIBDA	269	39	(41)	267
December 31, 2019
Revenues	$1,084	$173	$(1)	$1,256
Operating income (loss)	191	14	(40)	165
Amortization of intangible assets	29	18	—	47
Depreciation of property, plant and equipment	21	1	2	24
OIBDA	241	33	(38)	236
13. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $27 million and $44 million during the three months ended December 31, 2020 and December 31, 2019, respectively. The Company paid approximately $17 million and $20 million of income and withholding taxes, net of refunds, for the three months ended December 31, 2020 and December 31, 2019, respectively.
Dividends
The Company’s ability to pay dividends may be restricted by covenants in certain of the indentures governing its notes and in the credit agreements for the Senior Term Loan Facility and the Revolving Credit Facility.
The Company intends to pay quarterly cash dividends to holders of its Class A Common Stock and Class B Common Stock. The Company paid the first dividend under this policy in September 2020. The declaration of each dividend will continue to be at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, earnings, liquidity and capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by Delaware law, general business conditions and any other factors that the Company’s board of directors deems relevant in making such a determination. Therefore, there can be no assurance that the Company will pay any dividends to holders of the Company’s common stock, or as to the amount of any such dividends.
On November 13, 2020, the Company’s board of directors declared a cash dividend of $0.12 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on December 1, 2020. The Company paid an aggregate of approximately $62 million in cash dividends to stockholders and participating security holders for the three months ended December 31, 2020.
COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a global pandemic by the World Health Organization. Government-imposed mandates limiting public assembly and restrictions on non-essential businesses have adversely impacted the Company’s operations, including touring and physical product distribution, for the three months ended December 31, 2020. It is unclear how long government-imposed mandates and restrictions will last and to what extent the global pandemic will impact demand for the Company’s music and related services, even as federal, state, local and foreign governments start to lift restrictions.
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
In accordance with the fair value hierarchy, described above, the following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2020 and September 30, 2020.

	Fair Value Measurements as of December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)		(4)		(4)
Contractual Obligations (b)	—	—	(2)	(2)
Other Noncurrent Assets:
Equity Method Investment (c)	—	61	—	61
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(5)	(5)
Interest Rate Swaps (d)	—	(34)	—	(34)
Total	$—	$23	$(7)	$16

	Fair Value Measurements as of September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(2)	$(2)
Other Noncurrent Assets:
Equity Method Investment (c)	—	47	—	47
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(4)	(4)
Interest Rate Swaps (d)	—	(38)	—	(38)
Total	$—	$9	$(6)	$3
______________________________________
(a)The fair value of foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)This represents contingent consideration related to an acquisition. This is based on a probability weighted performance approach and it is adjusted to fair value on a recurring basis and any adjustments are included as a component of operating income in the consolidated statements of operations. This amount was mainly calculated using unobservable inputs such as future earnings performance of the acquiree and the expected timing of the payment.

(c)The fair value of equity method investment represents an equity method investment acquired in fiscal 2019 whereby the Company has elected the fair value option under ASC 825, Financial Instruments (“ASC 825”). The valuation is based upon quoted prices in active markets and model-based valuation techniques to determine fair value.
(d)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of December 31, 2020 for contracts involving the same attributes and maturity dates.
The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2020	$(6)
Additions	(1)
Reductions	—
Payments	—
Balance at December 31, 2020	$(7)
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three months ended December 31, 2020. In addition, there were no observable price changes events that were completed during the three months ended December 31, 2020.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2020, the fair value of the Company’s debt was $3.468 billion. Based on the level of interest rates prevailing at September 30, 2020, the fair value of the Company’s debt was $3.137 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.
15. Subsequent Events
Senior Term Loan Facility
On January 20, 2021, Acquisition Corp. entered into an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendments dated as of May 9, 2013, July 13, 2016, November 21, 2016, May 22, 2017, December 6, 2017 and June 7, 2018), among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing the Senior Term Loan Facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Senior Term Loan Credit Agreement Amendment (among other changes) (i) extends the maturity date of its outstanding term loans from November 1, 2023 to January 20, 2028 and (ii) removes a number of negative covenants limiting the ability of Acquisition Corp. to take various actions. The remaining negative covenants are limited to restrictions on liens, restrictions on fundamental changes and change of control, and are in a form substantially similar to the negative covenants in the 2.750% Senior Secured Notes due 2028, 3.875% Senior Secured Notes due 2030 and 3.000% Senior Secured Notes due 2031.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020 (the “Quarterly Report”).
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
•the dual class structure of our common stock and Access’s existing ownership of our Class B Common Stock have the effect of concentrating control over our management and affairs and over matters requiring stockholder approval with Access; and
•risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
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
Other risks, uncertainties and factors, including those discussed in the “Risk Factors” of this Quarterly Report and our Annual Report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the factors described in the “Risk Factors” section of this Quarterly Report and our Annual Report on Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
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
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the unaudited financial statements and related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:
•Business overview. This section provides a general description of our business, as well as a discussion of factors that we believe are important in understanding our results of operations and comparability and in anticipating future trends.
•Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2020 and December 31, 2019. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2020 and December 31, 2019, as well as a discussion of our financial condition and liquidity as of December 31, 2020. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
•Digital: the rightsholder receives revenues with respect to musical compositions embodied in recordings distributed in streaming services, download services and digital performance and other digital music services;
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
In January 2020, a new strain of coronavirus, COVID-19, was identified in Wuhan, China. On March 11, 2020, the World Health Organization declared a global pandemic. The global pandemic and governmental responses thereto have disrupted physical and manufacturing supply chains and required the closures of physical retailers, resulting in declines in our physical revenue streams. Additionally, stay at home orders, limited indoor and outdoor gatherings and other restrictions have negatively affected our business in other ways, such as, making it impossible to hold live concert tours, adversely impacting our concert promotion business and the sale of merchandise, delaying the release of new recordings and disrupting the production and release of motion pictures and television programs, which has negatively affected licensing revenue in our Recorded Music business and synchronization revenue in our Music Publishing business. However, the disruption from the COVID-19 pandemic has accelerated growth of other revenue streams such as fitness and interactive gaming (including augmented reality and virtual reality). Our results of operations, cash flows and financial condition at and for the three months ended December 31, 2020 were adversely affected by the global pandemic, but direct costs recorded to OIBDA related to COVID-19 were not material.
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
The sale of shares through the offering consisted entirely of secondary shares sold by Access. We did not receive any proceeds resulting from the sale and listing of shares. Going forward, our results of operations will include expenses associated with being a public company, including auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. For the three months ended December 31, 2020, costs associated with being a public company were $4 million.

Senior Management Free Cash Flow Plan
On June 5, 2020, we amended our Senior Management Free Cash Flow Plan (the “Plan”), which pays annual bonuses to certain executives based on our free cash flow and offers participants the opportunity to share in the appreciation of the value of our common stock, to remove the cash-settlement feature of the awards issued previously under the Plan. Subsequent to the amendment, the awards issued under the Plan will no longer be adjusted for changes in the value of our common stock. We will continue to incur non-cash stock-based compensation expense for awards that were unvested as of the modification date of the Plan and awards issued under the Omnibus Incentive Plan.
We incurred non-cash stock-based compensation expense of $6 million and non-cash stock-based compensation benefit of $7 million for the three months ended December 31, 2020 and December 31, 2019, respectively.

RESULTS OF OPERATIONS
Three Months Ended December 31, 2020 Compared with Three Months Ended December 31, 2019
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Revenue by Type
Digital	$727	$633	$94	15%
Physical	174	184	(10)	-5%
Total Digital and Physical	901	817	84	10%
Artist services and expanded-rights	180	188	(8)	-4%
Licensing	80	79	1	1%
Total Recorded Music	1,161	1,084	77	7%
Performance	30	46	(16)	-35%
Digital	99	73	26	36%
Mechanical	11	15	(4)	-27%
Synchronization	33	36	(3)	-8%
Other	2	3	(1)	-33%
Total Music Publishing	175	173	2	1%
Intersegment eliminations	(1)	(1)	—	—%
Total Revenues	$1,335	$1,256	$79	6%
Revenue by Geographical Location
U.S. Recorded Music	$481	$453	$28	6%
U.S. Music Publishing	91	81	10	12%
Total U.S.	572	534	38	7%
International Recorded Music	680	631	49	8%
International Music Publishing	84	92	(8)	-9%
Total International	764	723	41	6%
Intersegment eliminations	(1)	(1)	—	—%
Total Revenues	$1,335	$1,256	$79	6%
Total Revenues
Total revenues increased by $79 million, or 6%, to $1,335 million for the three months ended December 31, 2020 from $1,256 million for the three months ended December 31, 2019. The increase includes $30 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 87% and 13% of total revenue for the three months ended December 31, 2020, respectively, and 86% and 14% of total revenue for the three months ended December 31, 2019. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenues for the three months ended December 31, 2020, respectively, and 43% and 58% of total revenues for the three months ended December 31, 2019, respectively.
Total digital revenues after intersegment eliminations increased by $119 million, or 17%, to $825 million for the three months ended December 31, 2020 from $706 million for the three months ended December 31, 2019. Total digital revenues represented 62% and 56% of consolidated revenues for the three months ended December 31, 2020 and December 31, 2019, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2020 were comprised of U.S. revenues of $418 million and international revenues of $408 million, or 51% and 49% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2019 were comprised of U.S. revenues of $380 million and international revenues of $326 million, or 54% and 46% of total digital revenues, respectively.

Recorded Music revenues increased by $77 million, or 7%, to $1,161 million for the three months ended December 31, 2020 from $1,084 million for the three months ended December 31, 2019. The increase includes $27 million of favorable currency exchange fluctuations. U.S. Recorded Music revenues were $481 million and $453 million, or 41% and 42%, of consolidated Recorded Music revenues for the three months ended December 31, 2020 and December 31, 2019, respectively. International Recorded Music revenues were $680 million and $631 million, or 59% and 58%, of consolidated Recorded Music revenues for the three months ended December 31, 2020 and December 31, 2019, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital and licensing revenue, partially offset by decreases in physical and artist services and expanded-rights revenues. Digital revenue increased by $94 million as a result of the continued growth in streaming services and strength of releases, which included carryover success from Dua Lipa, Ava Max, Hamilton, Cardi B, Ed Sheeran, and Roddy Ricch. Revenue from streaming services grew by $103 million or 17% to $692 million for the three months ended December 31, 2020 from $589 million for the three months ended December 31, 2019. Digital revenue growth was partially offset by decreases in digital download and other digital declines of $9 million to $35 million for the three months ended December 31, 2020 from $44 million for the three months ended December 31, 2019 due to the continued shift to streaming services. Digital revenue was not materially impacted by COVID-19 in the quarter. Licensing revenue increased by $1 million due to favorable foreign currency exchange rates. Physical revenue decreased by $10 million primarily due to the impact of the COVID-19 business disruption resulting in lower physical sales and continued shift from physical revenue to digital revenue, partially offset by the success of new releases including Johnny Hallyday, Mariya Takeuchi, and Kim Hojoong, and favorable impact of foreign currency exchange rates of $7 million. Artist services and expanded-rights revenue decreased by $8 million primarily due to a decrease in touring activity resulting from COVID-19 business interruption related tour postponements and cancellations, partially offset by higher direct-to-consumer merchandising revenue at EMP and the favorable impact of foreign currency exchange rates of $10 million.
Music Publishing revenues increased by $2 million, or 1%, to $175 million for the three months ended December 31, 2020 from $173 million for the three months ended December 31, 2019. U.S. Music Publishing revenues were $91 million and $81 million, or 52% and 47%, of consolidated Music Publishing revenues for the three months ended December 31, 2020 and December 31, 2019, respectively. International Music Publishing revenues were $84 million and $92 million or 48% and 53%, of consolidated Music Publishing revenues for the three months ended December 31, 2020 and December 31, 2019, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $26 million, partially offset by decreases in performance revenue of $16 million, synchronization revenue of $3 million, and mechanical revenue of $4 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services and timing of new digital deals. The decline in performance revenue and synchronization revenue is primarily driven by the impact from COVID-19. The decline in mechanical revenue is driven by the continued market decline in physical revenue and the impact from COVID-19.
Revenue by Geographical Location
U.S. revenue increased by $38 million, or 7%, to $572 million for the three months ended December 31, 2020 from $534 million for the three months ended December 31, 2019. U.S. Recorded Music revenue increased by $28 million, or 6%. The primary driver was the increase of U.S. Recorded Music digital revenue of $24 million driven by the continued growth in streaming services and an increase in U.S. Recorded Music physical revenue of $6 million due to the success of new releases, partially offset by market decline due to the shift from physical to digital formats and the impact of COVID-19. These increases were also partially offset by a decrease of U.S. Recorded Music artist services and expanded-rights revenue of $2 million primarily driven by the impact of COVID-19 business interruptions, which resulted in tour postponements and cancellations and decreased physical retail and tour-related merchandising revenues. U.S. Music Publishing revenue increased by $10 million, or 12%, to $91 million for the three months ended December 31, 2020 from $81 million for the three months ended December 31, 2019. This was primarily driven by the increase in U.S. Music Publishing of $14 million in digital revenue due to the continued growth in streaming services and timing of new digital deals, partially offset by decreases in synchronization revenue and performance revenue of $2 million and $1 million, respectively, primarily due to the impact of COVID-19 as well as a decline in mechanical revenue of $1 million driven by the continued market decline in physical revenue.

International revenue increased by $41 million, or 6%, to $764 million for the three months ended December 31, 2020 from $723 million for the three months ended December 31, 2019. Excluding the favorable impact of foreign currency exchange rates, International revenue increased by $11 million, or 2%. International Recorded Music revenue increased by $49 million primarily due to increases in digital revenue of $70 million and licensing revenue of $1 million, partially offset by decreases in physical revenue of $16 million and artist services and expanded-rights revenue of $6 million. The increase in International Recorded Music digital revenue was due to continued growth in streaming services internationally. International Recorded Music licensing revenue increased by $1 million due to favorable foreign currency exchange rates. International Recorded Music physical revenue decreased by $16 million due to the continued shift from physical revenue to digital revenue and the impact of COVID-19, partially offset by the success of new releases, including Johnny Hallyday, Mariya Takeuchi, and Kim Hojoong, and favorable impact of foreign currency exchange rates. International Recorded Music artist services and expanded-rights revenue decreased by $6 million primarily due to the impact of COVID-19 business interruptions, which resulted in tour postponements and cancellations, in contrast to strong touring in the prior year. This was offset by growth in EMP direct-to-consumer merchandise revenue and the favorable impact of foreign currency exchange rates of $10 million. International Music Publishing revenue decreased from the prior-year quarter by $8 million, or 9%, to $84 million for the three months ended December 31, 2020. This was primarily driven by decreases in performance revenue of $15 million, mechanical revenue of $3 million, and synchronization revenue of $1 million, partially offset by an increase in digital revenue of $12 million. The decline in performance revenue and synchronization revenue is primarily driven by the impact from COVID-19. The decline in mechanical revenue is driven by the continued market decline in physical revenue and the impact from COVID-19. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services and timing of new deals.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$425	$411	$14	3%
Product costs	261	254	7	3%
Total cost of revenues	$686	$665	$21	3%
Artist and repertoire costs increased by $14 million, to $425 million for the three months ended December 31, 2020 from $411 million for the three months ended December 31, 2019. Artist and repertoire costs as a percentage of revenue decreased to 32% for the three months ended December 31, 2020 from 33% for the three months ended December 31, 2019. The overall decrease as a percentage of revenue is due to revenue mix and timing of artist and repertoire investments within the Music Publishing segment.
Product costs increased by $7 million, to $261 million for the three months ended December 31, 2020 from $254 million for the three months ended December 31, 2019. Product costs as a percentage of revenue remained constant at 20% for both the three months ended December 31, 2020 and the three months ended December 31, 2019.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$189	$172	$17	10%
Selling and marketing expense	178	173	5	3%
Distribution expense	34	34	—	—%
Total selling, general and administrative expense	$401	$379	$22	6%
______________________________________
(1)Includes depreciation expense of $19 million and $24 million for the three months ended December 31, 2020 and December 31, 2019, respectively.
Total selling, general and administrative expense increased by $22 million, or 6%, to $401 million for the three months ended December 31, 2020 from $379 million for the three months ended December 31, 2019. Expressed as a percentage of revenue, selling, general and administrative expense remained flat at 30% for both the three months ended December 31, 2020 and the three months ended December 31, 2019.

General and administrative expense increased by $17 million to $189 million for the three months ended December 31, 2020 from $172 million for the three months ended December 31, 2019. The increase in general and administrative expense was mainly due to higher non-cash stock-based compensation expense of $13 million, public company related expenses totaling $4 million, and increased employee related costs, partially offset by a one-time charge in the prior year within depreciation expense of $10 million and lower overhead due to active cost management efforts. Expressed as a percentage of revenue, general and administrative expense remained constant at 14% for both the three months ended December 31, 2020 and the three months ended December 31, 2019 due to the factors described above.
Selling and marketing expense increased by $5 million, or 3%, to $178 million for the three months ended December 31, 2020 from $173 million for the three months ended December 31, 2019. Expressed as a percentage of revenue, selling and marketing expense decreased to 13% for the three months ended December 31, 2020 from 14% for the three months ended December 31, 2019 due to a decrease in spend as a percentage of revenue resulting from COVID-19 business disruption.
Distribution expense was $34 million for both the three months ended December 31, 2020 and the three months ended December 31, 2019. Expressed as a percentage of revenue, distribution expense remained constant at 3% for both the three months ended December 31, 2020 and the three months ended December 31, 2019.
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

	For the Three Months Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$98	$120	$(22)	-18%
Income attributable to noncontrolling interest	1	2	(1)	-50%
Net income	99	122	(23)	-19%
Income tax expense	35	5	30	—%
Income before income taxes	134	127	7	6%
Other expense	31	5	26	—%
Interest expense, net	31	33	(2)	-6%
Operating income	196	165	31	19%
Amortization expense	52	47	5	11%
Depreciation expense	19	24	(5)	-21%
OIBDA	$267	$236	$31	13%
OIBDA
OIBDA increased by $31 million to $267 million for the three months ended December 31, 2020 as compared to $236 million for the three months ended December 31, 2019 as a result of higher revenues, partially offset by higher cost of revenues and selling, general, and administrative expenses. Expressed as a percentage of total revenue, OIBDA margin increased to 20% for the three months ended December 31, 2020 from 19% for the three months ended December 31, 2019.
Depreciation expense
Our depreciation expense decreased by $5 million, or 21%, to $19 million for the three months ended December 31, 2020 from $24 million for the three months ended December 31, 2019. The decrease is primarily due to a one-time charge of $10 million representing the difference between the net book value of a building and its recoverable value. The building was exited was part of our Los Angeles, California headquarters relocation. This was partially offset by new assets placed into service.
Amortization expense
Our amortization expense increased by $5 million, or 11%, to $52 million for the three months ended December 31, 2020 from $47 million for the three months ended December 31, 2019. The increase is primarily due to an increase in amortizable intangible assets related to the acquisition of music-related assets.

Operating income
Our operating income increased by $31 million to $196 million for the three months ended December 31, 2020 from $165 million for the three months ended December 31, 2019. The increase in operating income was due to the factors that led to the increase in OIBDA.
Interest expense, net
Our interest expense, net, decreased to $31 million for the three months ended December 31, 2020 from $33 million for the three months ended December 31, 2019 due to lower interest rates resulting from debt refinancing, partially offset by the issuance of the new senior secured notes.
Other expense
Other expense for the three months ended December 31, 2020 primarily includes foreign currency loss on our Euro-denominated debt of $41 million, aggregate realized and unrealized losses on hedging activity of $5 million, and currency exchange losses on our intercompany loans of $2 million, partially offset by an unrealized gain of $14 million on the mark-to-market of an equity method investment. This compares to foreign currency loss on our Euro-denominated debt of $12 million and aggregate realized and unrealized losses on hedging activity of $4 million, partially offset by currency exchange gains on our intercompany loans of $11 million for the three months ended December 31, 2019.
Income tax expense
Our income tax expense increased by $30 million to $35 million for the three months ended December 31, 2020 from $5 million for the three months ended December 31, 2019. The change of $30 million in income tax expense primarily relates to the release of a valuation allowance on foreign tax credits of $33 million during the three months ended December 31, 2019. For the three months ended December 31, 2020, income tax expense is partially offset by a $4 million benefit related to the impact of excess tax benefits on our long term incentive plan.
Net income
Net income decreased by $23 million to $99 million for the three months ended December 31, 2020 from $122 million for the three months ended December 31, 2019 as a result of the factors described above.
Noncontrolling interest
There was $1 million of income attributable to noncontrolling interest for the three months ended December 31, 2020 and $2 million for the three months ended December 31, 2019.

Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Recorded Music
Revenues	$1,161	$1,084	$77	7%
Operating income	223	191	32	17%
OIBDA	269	241	28	12%
Music Publishing
Revenues	175	173	2	1%
Operating income	18	14	4	29%
OIBDA	39	33	6	18%
Corporate expenses and eliminations
Revenue eliminations	(1)	(1)	—	—%
Operating loss	(45)	(40)	(5)	13%
OIBDA loss	(41)	(38)	(3)	8%
Total
Revenues	1,335	1,256	79	6%
Operating income	196	165	31	19%
OIBDA	267	236	31	13%
Recorded Music
Revenues
Recorded Music revenue increased by $77 million, or 7%, to $1,161 million for the three months ended December 31, 2020 from $1,084 million for the three months ended December 31, 2019. U.S. Recorded Music revenues were $481 million and $453 million, or 41% and 42%, of consolidated Recorded Music revenues for the three months ended December 31, 2020 and December 31, 2019, respectively. International Recorded Music revenues were $680 million and $631 million, or 59% and 58%, of consolidated Recorded Music revenues for the three months ended December 31, 2020 and December 31, 2019, respectively.
The overall increase in Recorded Music revenue was mainly driven by increases in digital and licensing revenues, partially offset by decreases in physical and artist services and expanded-rights revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$313	$294	$19	6%
Product costs	261	254	7	3%
Total cost of revenues	$574	$548	$26	5%
Recorded Music cost of revenues increased by $26 million, or 5%, to $574 million for the three months ended December 31, 2020 from $548 million for the three months ended December 31, 2019. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 27% for both the three months ended December 31, 2020 and December 31, 2019. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs decreased to 22% for the three months ended December 31, 2020 from 23% for the three months ended December 31, 2019. The decrease in product costs relates to revenue mix due to lower physical and artist services and expanded-rights revenues.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$122	$113	$9	8%
Selling and marketing expense	175	169	6	4%
Distribution expense	34	34	—	—%
Total selling, general and administrative expense	$331	$316	$15	5%
______________________________________
(1)Includes depreciation expense of $13 million and $21 million for the three months ended December 31, 2020 and for the three months ended December 31, 2019, respectively.
Recorded Music selling, general and administrative expense increased by $15 million, or 5%, to $331 million for the three months ended December 31, 2020 from $316 million for the three months ended December 31, 2019. The increase in general and administrative expense was primarily due to higher non-cash stock-based compensation expense of $8 million and increase in employee related costs, partially offset by a one-time charge in the prior year within depreciation expense of $10 million representing the difference between the net book value of a building and its recoverable value, and lower overhead due to active cost management efforts. The increase in selling and marketing expense was primarily due to increased variable marketing spend primarily at EMP, which drove higher direct-to-consumer merchandising revenue. Distribution expense remained flat. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense remained flat at 29% for both the three months ended December 31, 2020 and the three months ended December 31, 2019. Excluding non-cash stock-based compensation expense, selling, general and administrative expense as a percentage of Recorded Music revenue decreased to 28% for the three months ended December 31, 2020 from 29% for the three months ended December 31, 2019 due to the factors described above.
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Operating income	$223	$191	$32	17%
Depreciation and amortization	46	50	(4)	-8%
OIBDA	$269	$241	$28	12%
Recorded Music OIBDA increased by $28 million, or 12%, to $269 million for the three months ended December 31, 2020 from $241 million for the three months ended December 31, 2019 as a result of higher revenues and lower costs. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin increased to 23% for the three months ended December 31, 2020 from 22% for the three months ended December 31, 2019.
Recorded Music operating income increased by $32 million to $223 million for the three months ended December 31, 2020 from $191 million for the three months ended December 31, 2019 due to the factors that led to the increase in Recorded Music OIBDA noted above.
Music Publishing
Revenues
Music Publishing revenues increased by $2 million, or 1%, to $175 million for the three months ended December 31, 2020 from $173 million for the three months ended December 31, 2019. U.S. Music Publishing revenues were $91 million and $81 million, or 52% and 47%, of consolidated Music Publishing revenues for the three months ended December 31, 2020 and December 31, 2019, respectively. International Music Publishing revenues were $84 million and $92 million, or 48% and 53%, of consolidated Music Publishing revenues for the three months ended December 31, 2020 and December 31, 2019, respectively.
The overall increase in Music Publishing revenue was mainly driven by digital revenue growth, partially offset by lower performance, synchronization, and mechanical revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Artist and repertoire costs	$113	$118	$(5)	-4%
Total cost of revenues	$113	$118	$(5)	-4%
Music Publishing cost of revenues decreased by $5 million, or 4%, to $113 million for the three months ended December 31, 2020 from $118 million for the three months ended December 31, 2019. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 65% for the three months ended December 31, 2020 from 68% for the three months ended December 31, 2019. This decrease is primarily attributable to revenue mix and timing of artist and repertoire investments.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative expense (1)	$24	$22	$2	9%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$25	$23	$2	9%
______________________________________
(1)Includes depreciation expense of $2 million and $1 million for the three months ended December 31, 2020 and the three months ended December 31, 2019, respectively.
Music Publishing selling, general and administrative expense increased to $25 million for the three months ended December 31, 2020 from $23 million for the three months ended December 31, 2019. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 14% for the three months ended December 31, 2020 from 13% for the three months ended December 31, 2019 mainly due to higher employee-related costs and higher depreciation expense.
Operating income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Operating income	$18	$14	$4	29%
Depreciation and amortization	21	19	2	11%
OIBDA	$39	$33	$6	18%
Music Publishing OIBDA increased by $6 million, or 18%, to $39 million for the three months ended December 31, 2020 from $33 million for the three months ended December 31, 2019. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin increased to 22% for the three months ended December 31, 2020 from 19% for the three months ended December 31, 2019. The increase was primarily due to the increase in revenue and the timing of artist and repertoire investments.
Music Publishing operating income increased by $4 million to $18 million for the three months ended December 31, 2020 from $14 million for the three months ended December 31, 2019 due to the factors that led to the increase in Music Publishing OIBDA noted above.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $5 million for the three months ended December 31, 2020 to $45 million from $40 million for the three months ended December 31, 2019, which primarily includes an increase in non-cash stock-based compensation expense of $5 million, public company related expenses totaling $4 million, and higher employee related costs, partially offset by a decline in management fees of $3 million and lower overhead due to active cost management efforts.
Our OIBDA loss from corporate expenses and eliminations increased by $3 million for the three months ended December 31, 2020 to $41 million from $38 million for the three months ended December 31, 2019 due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at December 31, 2020
At December 31, 2020, we had $3.387 billion of debt (which is net of $31 million of deferred financing costs), $566 million of cash and equivalents (net debt of $2.821 billion, defined as total debt, less cash and equivalents and deferred financing costs) and $16 million of Warner Music Group Corp. equity. This compares to $3.104 billion of debt (which is net of $29 million of deferred financing costs), $553 million of cash and equivalents (net debt of $2.551 billion) and $63 million of Warner Music Group Corp. deficit at September 30, 2020.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the three months ended December 31, 2020 and December 31, 2019 are unaudited and have been derived from our consolidated interim financial statements included elsewhere herein.

	Three Months Ended December 31,
	2020	2019
Cash provided by (used in):
Operating activities	$169	$78
Investing activities	(343)	(32)
Financing activities	178	(207)
Operating Activities
Cash provided by operating activities was $169 million for the three months ended December 31, 2020 as compared with cash provided by operating activities of $78 million for the three months ended December 31, 2019. The $91 million increase in cash provided by operating activities was primarily due to an increase in OIBDA, a decrease in cash interest payments, and timing of working capital.
Investing Activities
Cash used in investing activities was $343 million for the three months ended December 31, 2020 as compared with cash used in investing activities of $32 million for the three months ended December 31, 2019. The $343 million of cash used in investing activities in the three months ended December 31, 2020 consisted of $1 million relating to investments, $18 million relating to capital expenditures and $324 million to acquire music publishing rights and recorded music catalogs, a portion of which was debt-financed. The $32 million of cash used in investing activities in the three months ended December 31, 2019 consisted of $6 million relating to investments, $15 million relating to capital expenditures and $11 million to acquire music publishing rights.
Financing Activities
Cash provided by financing activities was $178 million for the three months ended December 31, 2020 as compared with cash used in financing activities of $207 million for the three months ended December 31, 2019. The $178 million of cash provided by financing activities for the three months ended December 31, 2020 consisted of proceeds from debt issuance of $244 million which was used to fund investments, partially offset by dividends paid of $62 million, distributions to noncontrolling interest holders of $1 million and deferred financing costs of $3 million. The $207 million of cash used in financing activities for the three months ended December 31, 2019 consisted of dividends paid of $206 million and distributions to noncontrolling interest holders of $1 million.
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

In August 2019, we announced that we were beginning a financial transformation initiative to upgrade our information technology and finance infrastructure over the next two years, including related systems and processes, for which we currently expect upfront costs to be approximately $120 million, which includes capital expenditures of approximately $40 million to $50 million (approximately half of which was incurred in the 2020 fiscal year and the remainder of which is largely expected to be incurred in the 2021 fiscal year). There has been a slight delay in the timing of the transformation initiative as a result of COVID-19 business interruption but it is still expected to be completed in the next fiscal year. Annualized run-rate savings from the financial transformation initiative are expected to be between approximately $35 million and $40 million once fully implemented. We expect that our primary sources of liquidity will be sufficient to fund these expenditures.
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating has improved from B in 2017 to BB in 2020 with a stable outlook, and our Moody’s corporate family rating has improved from B1 in 2016 to Ba3 in 2020. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 3.7% as of December 31, 2020. Our nearest-term maturity date is in 2026 following effectiveness of the Senior Term Loan Credit Agreement Amendment in January 2021. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
Additional 3.000% Senior Secured Notes
On November 2, 2020, Acquisition Corp. issued and sold $250 million of additional 3.000% Senior Secured Notes (the “Additional Notes”). Interest on the Additional Notes will accrue at the rate of 3.000% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2021. Acquisition Corp. had the option to repurchase all or a portion of the Additional Notes at any time on one or more occasions on or prior to the fifth business day after December 18, 2020 (the “Special Optional Redemption Election Date”), but did not exercise its option to repurchase. The Additional Notes were not initially fungible with the 3.000% Senior Secured Notes issued on August 12, 2020 (the “Original Notes”). Following the Special Optional Redemption Election Date, Acquisition Corp. caused the Additional Notes to bear the same CUSIP and ISIN numbers as the Original Notes (the “CUSIP Merger Event”). Following the CUSIP Merger Event, the Additional Notes have identical terms as (other than the issue date and the issue price), and are fungible with, and treated as a single series of senior secured debt securities with, the Original Notes.
The proceeds of the issuance and sale of the aforementioned Additional Notes, in conjunction with cash on hand, were used to fund the acquisition of music-related assets for aggregate cash consideration of $338 million.
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
Acquisition Corp. is the borrower under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $300 million and includes a $90 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) plus 1.875% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving LIBOR plus 1.00% per annum, plus, in each case, 0.875% per annum; provided that, for each of clauses (i) and (ii), the applicable margin with respect to such loans is subject to adjustment upon achievement of certain leverage ratios as set forth in a leverage-based pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.15x at December 31, 2020, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement).

Existing Debt as of December 31, 2020
As of December 31, 2020, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2023 (b)	815
3.625% Senior Secured Notes due 2026 (c)	545
2.750% Senior Secured Notes due 2028 (d)	392
3.875% Senior Secured Notes due 2030 (e)	529
3.000% Senior Secured Notes due 2031 (f)	784
5.500% Senior Notes due 2026 (g)	322
Total long-term debt, including the current portion (h)	$3,387
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility available at December 31, 2020, less letters of credit outstanding of approximately $10 million at December 31, 2020. There were no loans outstanding under the Revolving Credit Facility at December 31, 2020.
(b)Principal amount of $820 million less unamortized discount of $1 million and unamortized deferred financing costs of $4 million at December 31, 2020. On January 20, 2021, Acquisition Corp. entered into an amendment of the credit agreement governing the Senior Term Loan Facility which, among other things, extends the maturity date of its outstanding term loans from November 1, 2023 to January 20, 2028 and removes a number of negative covenants limiting the ability of Acquisition Corp. to take various actions. See Note 15 to our unaudited interim consolidated financial statements included in Part I to this Quarterly Report.
(c)Face amount of €445 million at December 31, 2020. Above amount represents the dollar equivalent of such note at December 31, 2020. Principal amount of $543 million and an additional issuance premium of $7 million, less unamortized deferred financing costs of $5 million at December 31, 2020.
(d)Face amount of €325 million at December 31, 2020. Above amount represents the dollar equivalent of such note at December 31, 2020. Principal amount of $396 million less unamortized deferred financing costs of $4 million at December 31, 2020.
(e)Principal amount of $535 million less unamortized deferred financing costs of $6 million at December 31, 2020.
(f)Principal amount of $800 million at December 31, 2020 less unamortized discount of $7 million and unamortized deferred financing costs of $9 million at December 31, 2020. On November 2, 2020, Acquisition Corp. issued an additional $250 million in aggregate principal amount of its 3.000% Senior Secured Notes due 2031.
(g)Principal amount of $325 million less unamortized deferred financing costs of $3 million at December 31, 2020.
(h)Principal amount of debt of $3.419 billion and an additional issuance premium of $7 million, less unamortized discount of $8 million and unamortized deferred financing costs of $31 million at December 31, 2020.
For further discussion of our debt agreements, see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Dividends
The Company’s ability to pay dividends may be restricted by covenants in certain of the indentures governing its notes and in the credit agreements for the Senior Term Loan Facility and the Revolving Credit Facility.
The Company intends to pay quarterly cash dividends to holders of its Class A Common Stock and Class B Common Stock. The Company paid the first dividend under this policy in September 2020. The declaration of each dividend will continue to be at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, earnings, liquidity and capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by Delaware law, general business conditions and any other factors that the Company’s board of directors deems relevant in making such a determination. Therefore, there can be no assurance that the Company will pay any dividends to holders of the Company’s common stock, or as to the amount of any such dividends.
On November 13, 2020, the Company’s board of directors declared a cash dividend of $0.12 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on December 1, 2020. The Company paid an aggregate of approximately $62 million in cash dividends to stockholders and participating security holders for the three months ended December 31, 2020.

Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of December 31, 2020.
On January 18, 2019, we delivered a notice to the trustee under the 2012 Secured Indenture and 2014 Unsecured Indenture changing the Fixed GAAP Date, as defined under the indentures, to October 1, 2018. Under the Senior Term Loan Facility, the Revolving Credit Facility and the 2020 Secured Indenture, the Fixed GAAP Date is set for April 3, 2020, other than in respect of capital leases, which are frozen at November 1, 2012.
The Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on EBITDA, which is defined under the Revolving Credit Agreement. Our ability to borrow funds under the Revolving Credit Facility may depend upon our ability to meet the leverage ratio test at the end of a fiscal quarter to the extent we have drawn a certain amount of revolving loans. EBITDA as defined in the Revolving Credit Facility is based on Consolidated Net Income (as defined in the Revolving Credit Facility), both of which terms differ from the terms “EBITDA” and “net income” as they are commonly used. For example, the calculation of EBITDA under the Revolving Credit Facility, in addition to adjusting net income to exclude interest expense, income taxes and depreciation and amortization, also adjusts net income by excluding items or expenses such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access; (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement); (6) transaction expenses; (7) equity-based compensation expense; and (8) certain extraordinary, unusual or non-recurring items. The definition of EBITDA under the Revolving Credit Facility also includes adjustments for the pro forma impact of certain projected cost savings, operating expense reductions and synergies and any quality of earnings analysis prepared by independent certified public accountants in connection with an acquisition, merger, consolidation or other investment. The Senior Term Loan Facility and the 2020 Secured Indenture use financial measures called “Consolidated EBITDA” or “EBITDA” and “Consolidated Net Income” that have substantially the same definitions to EBITDA and Consolidated Net Income, each as defined under the Revolving Credit Agreement. The 2012 Secured Indenture and the 2014 Unsecured Indenture use financial measures called “Consolidated EBITDA” or “EBITDA” and “Consolidated Net Income” that have similar (but not the same) definitions to EBITDA and Consolidated Net Income, each as defined under the Revolving Credit Agreement.
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
The following is a reconciliation of net (loss) income, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended December 31, 2020, for the twelve months ended December 31, 2019 and for the three months ended December 31, 2020 and December 31, 2019. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended December 31, 2020. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended December 31,		Three Months Ended December 31,
	2020	2019	2020	2019
Net (Loss) Income	$(493)	$294	$99	$122
Income tax (benefit) expense	53	(36)	35	5
Interest expense, net	125	140	31	33
Depreciation and amortization	261	271	71	71
Loss on extinguishment of debt (a)	34	4	—	—
Net gain on divestitures and sale of securities (b)	(1)	(4)	—	—
Restructuring costs (c)	20	26	3	5
Net hedging and foreign exchange losses (gains) (d)	104	(23)	48	5
Management fees (e)	17	11	—	3
Transaction costs (f)	76	—	—	—
Business optimization expenses (g)	37	28	8	10
Non-cash stock-based compensation expense (h)	621	30	6	(7)
Other non-cash charges (i)	(5)	(3)	(14)	1
Pro forma impact of cost savings initiatives and specified transactions (j)	55	2	10	1
Adjusted EBITDA	$904	$740	$297	$249
Senior Secured Indebtedness (k)	$2,844
Leverage Ratio (l)	3.15x
______________________________________
(a)For the twelve months ended December 31, 2020, reflects a net loss incurred on the early extinguishment of our debt incurred as part of the June 2020 redemption of our 4.125% Senior Secured Notes and 4.875% Senior Secured Notes, the June 2020 tender for and the August 2020 redemption of the 5.000% Senior Secured Notes and the August 2020 partial repayment of the Senior Term Loan Facility. For the twelve months ended December 31, 2019, reflects a net loss incurred on the early extinguishment of our debt incurred as part of the May 2019 redemption of the remaining 5.625% Secured Notes.
(b)Reflects net gain on sale of securities and divestitures.
(c)Reflects severance costs and other restructuring related expenses.
(d)Reflects losses from hedging activities and unrealized losses (gains) due to foreign exchange on our Euro-denominated debt and intercompany transactions.
(e)Reflects management fees and related expenses paid to Access. For the twelve months ended December 31, 2020, amounts include a one-time fee of $13 million related to termination of the management agreement with Access. Prior to termination of the management agreement, the annual fee was equal to the greater of a base amount, equal to approximately $4 million for the twelve months ended December 31, 2020, and 1.5% of EBITDA (as defined in the indenture governing the redeemed Holdings 13.75% Senior Notes due 2019) of the Company for the applicable fiscal year, plus expenses.

(f)Reflects transaction costs, including qualifying IPO costs of $76 million for the twelve months ended December 31, 2020.
(g)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $6 million and $27 million related to our finance transformation for the three and twelve months ended December 31, 2020, respectively, as well as $10 million and $24 million for the three and twelve months ended December 31, 2019, respectively.
(h)Reflects non-cash stock-based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan and the Omnibus Incentive Plan.
(i)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market of an equity method investment, investment losses (gains) and other non-cash impairments.
(j)Reflects expected savings resulting from transformation initiatives and pro forma impact of specified transactions for the three and twelve months ended December 31, 2020. Certain of these costs savings initiatives and transactions were identified in the current quarter and as a result the proforma impact was not included in the three and twelve months ended September 30, 2020, the impact of which would have been approximately a $29 million increase in the previously reported quarters included in the twelve months ended December 31, 2020 Adjusted EBITDA.
(k)Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $3.094 billion less cash of $250 million.
(l)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of December 31, 2020 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter.
Summary
Management believes that funds generated from our operations and borrowings under the Revolving Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and the Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital formats in the recorded music and music publishing industries. It could also be affected by the severity and duration of natural or man-made disasters, including pandemics such as COVID-19. We and our affiliates continue to evaluate opportunities to, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire Acquisition Corp.’s outstanding debt or debt securities or repurchase our outstanding equity securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, we may seek to refinance the Senior Credit Facilities or our outstanding debt or debt securities with existing cash and/or with funds provided from additional borrowings.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2020, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2020, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2020.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of December 31, 2020, the Company had outstanding hedge contracts for the sale of $270 million and the purchase of $176 million of foreign currencies at fixed rates. Subsequent to December 31, 2020, certain of our foreign exchange contracts expired.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2020, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $9 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.419 billion of principal debt outstanding at December 31, 2020, of which $820 million was variable-rate debt and $2.599 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At December 31, 2020, 76% of the Company’s debt was at a fixed rate. In addition, as of December 31, 2020, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $820 million of U.S. dollar-denominated variable-rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt. As of December 31, 2020, the Company’s interest rate swaps are expected to mature within three years.
Based on the level of interest rates prevailing at December 31, 2020, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.468 billion. Further, as of December 31, 2020, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $15 million or increase the fair value of the fixed-rate debt by approximately $39 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 global pandemic. The Company will continue to monitor and assess the impact of the COVID-19 situation and our ability to maintain the design and operating effectiveness of internal controls over financial reporting.

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
ITEM 1A.    RISK FACTORS
There are no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
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
4.1
Fourth Supplemental Indenture, dated as of November 2, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 3.000% Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.3 to Warner Music Group Corp.’s Current Report on Form 8-K filed November 2, 2020).

4.2	Form of 3.000% Senior Secured Note due 2031 (included in Exhibit 4.1 hereto).
10.1†
Letter Agreement, dated as of October 21, 2020, between Warner Music Inc. and Eric Levin (incorporated by reference to Exhibit 10.1 to Warner Music Group Corp.’s Current Report on Form 8-K filed October 23, 2020).

10.2*†	Terms and Conditions of Restricted Stock Units (December 2020)
10.3*†	Additional Terms and Conditions of Restricted Stock Units in the United Kingdom.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended December 31, 2020, filed on February 1, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity (Deficit) and (vi) Notes to Consolidated Interim Financial Statements
104*	Cover Page to this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
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
February 1, 2021

WARNER MUSIC GROUP CORP.

By:	/s/ STEPHEN COOPER
Name: Title:	Stephen Cooper Chief Executive Officer (Principal Executive Officer)

By:	/s/ ERIC LEVIN
Name: Title:	Eric Levin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)