Form 10-Q
period 2021-03-31
Warner Music Group Corp.
filed 2021-05-04
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of April 27, 2021, there were 116,921,411 shares of Class A Common Stock and 397,461,268 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Consolidated Balance Sheets (Unaudited)

	March 31, 2021	September 30, 2020
	(in millions, except share data)
Assets
Current assets:
Cash and equivalents	$588	$553
Accounts receivable, net of allowances of $24 million and $23 million	783	771
Inventories	79	79
Royalty advances expected to be recouped within one year	246	220
Prepaid and other current assets	60	55
Total current assets	1,756	1,678
Royalty advances expected to be recouped after one year	301	269
Property, plant and equipment, net	339	331
Operating lease right-of-use assets, net	267	273
Goodwill	1,842	1,831
Intangible assets subject to amortization, net	1,927	1,653
Intangible assets not subject to amortization	154	154
Deferred tax assets, net	42	68
Other assets	202	153
Total assets	$6,830	$6,410
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$235	$264
Accrued royalties	1,752	1,628
Accrued liabilities	315	382
Accrued interest	30	30
Operating lease liabilities, current	42	39
Deferred revenue	298	297
Other current liabilities	112	80
Total current liabilities	2,784	2,720
Long-term debt	3,354	3,104
Operating lease liabilities, noncurrent	288	299
Deferred tax liabilities, net	162	163
Other noncurrent liabilities	169	169
Total liabilities	$6,757	$6,455
Equity (deficit):
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized, 116,921,411 and 88,578,361 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000,000 shares authorized, 397,461,268 and 421,450,000 issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	1	1
Additional paid-in capital	1,924	1,907
Accumulated deficit	(1,659)	(1,749)
Accumulated other comprehensive loss, net	(209)	(222)
Total Warner Music Group Corp. equity (deficit)	57	(63)
Noncontrolling interest	16	18
Total equity (deficit)	73	(45)
Total liabilities and equity (deficit)	$6,830	$6,410
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(in millions, except share and per share data)
Revenue	$1,250	$1,071	$2,585	$2,327
Costs and expenses:
Cost of revenue	(623)	(535)	(1,309)	(1,200)
Selling, general and administrative expenses (a)	(418)	(538)	(819)	(917)
Amortization expense	(58)	(47)	(110)	(94)
Total costs and expenses	(1,099)	(1,120)	(2,238)	(2,211)
Operating income (loss)	151	(49)	347	116
Interest expense, net	(32)	(33)	(63)	(66)
Other income (expense)	49	(4)	18	(9)
Income (loss) before income taxes	168	(86)	302	41
Income tax (expense) benefit	(51)	12	(86)	7
Net income (loss)	117	(74)	216	48
Less: Income attributable to noncontrolling interest	—	—	(1)	(2)
Net income (loss) attributable to Warner Music Group Corp.	$117	$(74)	$215	$46

(a) Includes depreciation expense:	$(19)	$(14)	$(38)	$(38)

Net income (loss) per share attributable to common stockholders:
Class A – Basic and Diluted	$0.23	$—	$0.41	$—
Class B – Basic and Diluted	$0.22	$(0.15)	$0.41	$0.09
Weighted average common shares:
Class A – Basic and Diluted	113,623,893	—	103,922,919	—
Class B – Basic and Diluted	400,705,856	501,991,944	408,669,332	501,991,944
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$117	$(74)	$216	$48
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(27)	(15)	7	(8)
Deferred gain (loss) on derivative financial instruments	3	(23)	6	(20)
Other comprehensive (loss) income, net of tax	(24)	(38)	13	(28)
Total comprehensive income (loss)	93	(112)	229	20
Less: Income attributable to noncontrolling interest	—	—	(1)	(2)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$93	$(112)	$228	$18
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2021	2020
	(in millions)
Cash flows from operating activities
Net income	$216	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	132
Unrealized losses (gains) and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	4	(7)
Deferred income taxes	14	(31)
Net (gain) loss on divestitures and investments	(32)	15
Non-cash interest expense	2	3
Non-cash stock-based compensation expense	21	160
Changes in operating assets and liabilities:
Accounts receivable, net	(4)	6
Inventories	1	9
Royalty advances	(53)	(47)
Accounts payable and accrued liabilities	(119)	(109)
Royalty payables	96	38
Accrued interest	—	—
Operating lease liabilities	(1)	(2)
Deferred revenue	(3)	(14)
Other balance sheet changes	29	(37)
Net cash provided by operating activities	319	164
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(327)	(18)
Capital expenditures	(38)	(28)
Investments and acquisitions of businesses, net of cash received	(39)	(5)
Net cash used in investing activities	(404)	(51)
Cash flows from financing activities
Proceeds from issuance of 3.000% Senior Secured Notes due 2031	244	—
Deferred financing costs paid	(4)	—
Distribution to noncontrolling interest holder	(1)	(1)
Dividends paid	(125)	(244)
Net cash provided by (used in) financing activities	114	(245)
Effect of exchange rate changes on cash and equivalents	6	(3)
Net increase (decrease) in cash and equivalents	35	(135)
Cash and equivalents at beginning of period	553	619
Cash and equivalents at end of period	$588	$484
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Equity (Deficit) (Unaudited)

Six Months Ended March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2020	88,578,361	$—	421,450,000	$1	$1,907	$(1,749)	$(222)	$(63)	$18	$(45)
Net income	—	—	—	—	—	215	—	215	1	216
Other comprehensive income, net of tax	—	—	—	—	—	—	13	13	—	13
Dividends ($0.24 per share)	—	—	—	—	—	(125)	—	(125)	—	(125)
Stock-based compensation expense	—	—	—	—	17	—	—	17	—	17
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3)	(3)
Exchange of Class B shares for Class A shares	19,234,103	—	(19,234,106)	—	—	—	—	—	—	—
Shares issued under the Plan	4,321,259	—	—	—	—	—	—	—	—	—
Conversion of Class B shares	4,754,626	—	(4,754,626)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	33,062	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	116,921,411	$—	397,461,268	$1	$1,924	$(1,659)	$(209)	$57	$16	$73

Three Months Ended March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at December 31, 2020	111,167,356	$—	403,184,814	$1	$1,913	$(1,713)	$(185)	$16	$17	$33
Net income	—	—	—	—	—	117	—	117	—	117
Other comprehensive loss, net of tax	—	—	—	—	—	—	(24)	(24)	—	(24)
Dividends ($0.12 per share)	—	—	—	—	—	(63)	—	(63)	—	(63)
Stock-based compensation expense	—	—	—	—	11	—	—	11	—	11
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Exchange of Class B shares for Class A shares	968,920	—	(968,920)	—	—	—	—	—	—	—
Conversion of Class B Shares	4,754,626	—	(4,754,626)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	30,509	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	116,921,411	$—	397,461,268	$1	$1,924	$(1,659)	$(209)	$57	$16	$73

Six Months Ended March 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Non-controlling Interest	Total Deficit

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2019	—	$—	505,830,022	$1	$1,127	$(1,177)	$(240)	$(289)	$20	$(269)
Cumulative effect of ASC 842 adoption	—	—	—	—	—	7	—	7	—	7
Cumulative effect of ASC 718 accounting policy change	—	—	—	—	—	33	—	33	—	33
Net income	—	—	—	—	—	46	—	46	2	48
Other comprehensive loss, net of tax	—	—	—	—	—	—	(28)	(28)	—	(28)
Dividends ($0.15 per share)	—	—	—	—	—	(75)	—	(75)	—	(75)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	4,169,978	—	—	—	—	—	—	—
Balance at March 31, 2020	—	$—	510,000,000	$1	$1,127	$(1,166)	$(268)	$(306)	$21	$(285)

Three Months Ended March 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Non-controlling Interest	Total Deficit

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at December 31, 2019	—	$—	510,000,000	$1	$1,127	$(1,088)	$(230)	$(190)	$21	$(169)
Cumulative effect of ASC 718 accounting policy change	—	—	—	—	—	33	—	33	—	33
Net loss	—	—	—	—	—	(74)	—	(74)	—	(74)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(38)	(38)	—	(38)
Dividends ($0.07 per share)	—	—	—	—	—	(37)	—	(37)	—	(37)
Balance at March 31, 2020	—	$—	510,000,000	$1	$1,127	$(1,166)	$(268)	$(306)	$21	$(285)
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021.
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
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to March 31, 2021 and March 31, 2020 relate to the periods ended March 26, 2021 and March 27, 2020, respectively. For convenience purposes, the Company continues to date its second-quarter financial statements as of March 31. The fiscal year ended September 30, 2020 ended on September 25, 2020.
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
In connection with the IPO, the Company’s board of directors and stockholders approved the Warner Music Group Corp. 2020 Omnibus Incentive Plan, or the “Omnibus Incentive Plan.” The aggregate number of shares of common stock available for issuance under the Omnibus Incentive Plan is 31,169,099 shares of Class A Common Stock over the 10-year period from the date of adoption, including up to 1,000,000 shares of our Class A Common Stock in connection with the IPO. Since the IPO, a total of 61,423 shares of restricted stock has been issued under the Omnibus Incentive Plan to the Company’s directors, which includes 30,509 and 33,062 shares issued during the three and six months ended March 31, 2021, respectively. Refer to “Stock-Based Compensation” below regarding additional shares issued under our Omnibus Incentive Plan.
In December 2020, all of the outstanding equity interests held by certain participants in the Second Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan (the “Plan”) were settled or redeemed in accordance with the terms of the Plan. The Class A and Class B equity units held by certain participants in WMG Management Holdings, LLC (“Management LLC”) were redeemed in exchange for 18,265,183 shares of Class B Common Stock. These shares of Class B Common Stock converted to shares of Class A Common Stock upon exchange. The Company also issued a total of 4,321,259 additional shares of Class A Common Stock to settle the participants’ remaining deferred equity units previously issued under the Plan. In March 2021, the Compensation Committee of the Board of Directors of the Company approved an amendment to the Plan that allowed certain remaining Plan participants to redeem a portion of their vested Class B equity units of Management LLC. These Class B equity units were redeemed in exchange for a total of 968,920 shares of Class B Common Stock, which shares of Class B Common Stock converted to shares of Class A Common Stock upon the exchange.
In February 2021, Access converted 4,754,626 shares of Class B Common Stock to the same number of shares of Class A Common Stock, which it subsequently sold through open market sales, which is reflected as an exchange of Class B Common Stock for Class A Common Stock in the consolidated statements of equity for the three and six months ended March 31, 2021.
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
Under the provision of ASC 718, the Company determined the Plan was modified as of June 3, 2020, and as such, converted the awards from liability-classified to equity-classified. Prior to conversion, the Company performed a final measurement of its stock-based compensation liability under the fair value method. Subsequent to the amendment, the awards issued under the Plan will no longer be adjusted for changes in the value of the Company’s common stock. The Company will continue to incur non-cash stock-based compensation expense for awards that were unvested as of the modification date of the Plan and awards issued under the Omnibus Incentive Plan. During the three and six months ended March 31, 2021, the Company granted restricted stock units (“RSUs”) under the Omnibus Incentive Plan to eligible employees and executives.
The Company recognized approximately $15 million and $21 million of non-cash stock-based compensation expense for the three and six months ended March 31, 2021, respectively, of which $11 million and $17 million was recorded to additional paid-in capital, and a remaining $4 million has been classified as a share-based compensation liability as of March 31, 2021. The share-based liability represents executive awards that have not yet been granted under the Omnibus Incentive Plan, where a total value is known and settlement will occur in a variable number of RSUs.
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
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect. The Company did not have any securities with a dilutive effect for the three and six months ended March 31, 2021 and 2020, respectively.
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
The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three and six months ended March 31, 2021 and 2020 (in millions, except share and per share data):

	Three Months Ended March 31,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$27	$90	$—	$(74)
Less: Net income attributable to participating securities	(1)	—	—	—
Net income attributable to common stockholders	$26	$90	$—	$(74)
Denominator
Weighted average shares outstanding	113,623,893	400,705,856	0	501,991,944
Basic and Diluted EPS	$0.23	$0.22	$—	$(0.15)

	Six Months Ended March 31,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$46	$169	$—	$46
Less: Net income attributable to participating securities	(3)	—	—	—
Net income attributable to common stockholders	$43	$169	$—	$46
Denominator
Weighted average shares outstanding	103,922,919	408,669,332	0	501,991,944
Basic and Diluted EPS	$0.41	$0.41	$—	$0.09

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
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Revenue by Type
Digital	$756	$626	$1,483	$1,259
Physical	118	94	292	278
Total Digital and Physical	874	720	1,775	1,537
Artist services and expanded-rights	118	115	298	303
Licensing	67	72	147	151
Total Recorded Music	1,059	907	2,220	1,991
Performance	35	41	65	87
Digital	104	74	203	147
Mechanical	12	15	23	30
Synchronization	38	34	71	70
Other	3	2	5	5
Total Music Publishing	192	166	367	339
Intersegment eliminations	(1)	(2)	(2)	(3)
Total Revenues	$1,250	$1,071	$2,585	$2,327
Revenue by Geographical Location
U.S. Recorded Music	$469	$380	$950	$833
U.S. Music Publishing	96	87	187	168
Total U.S.	565	467	1,137	1,001
International Recorded Music	590	527	1,270	1,158
International Music Publishing	96	79	180	171
Total International	686	606	1,450	1,329
Intersegment eliminations	(1)	(2)	(2)	(3)
Total Revenues	$1,250	$1,071	$2,585	$2,327
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
Based on management’s analysis of sales returns, refund liabilities of $26 million and $24 million were established at March 31, 2021 and September 30, 2020, respectively.
Based on management’s analysis of estimated credit losses, reserves of $24 million and $23 million were established at March 31, 2021 and September 30, 2020, respectively.
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
Deferred revenue increased by $236 million during the six months ended March 31, 2021 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $155 million were recognized during the six months ended March 31, 2021 related to the balance of deferred revenue at September 30, 2020. There were no other significant changes to deferred revenue during the reporting period.

Performance Obligations
For the six months ended March 31, 2021 and March 31, 2020, the Company recognized revenue of $34 million and $30 million, respectively, from performance obligations satisfied in previous periods.
Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts containing fixed fees, advances and minimum guarantees. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2021 are as follows:

	Rest of FY21	FY22	FY23	Thereafter	Total
	(in millions)
Remaining performance obligations	$479	$96	$2	$—	$577
Total	$479	$96	$2	$—	$577

5. Comprehensive Income (Loss)
Comprehensive income (loss), which is reported in the accompanying consolidated statements of equity (deficit), consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging, which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax expense of approximately $2 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2020	$(181)	$(12)	$(29)	$(222)
Other comprehensive income	7	—	6	13
Balances at March 31, 2021	$(174)	$(12)	$(23)	$(209)
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
The Company enters into operating leases for buildings, office equipment, production equipment, warehouses, and other types of equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
Among the Company’s operating leases are its leases for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London. The landlord for both leases is an affiliate of Access. As of March 31, 2021, the aggregate lease liability related to these leases was $131 million.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.
The components of lease expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Lease Cost
Operating lease cost	$14	12	$28	$26
Short-term lease cost	—	—	1	—
Variable lease cost	3	2	5	5
Sublease income	—	—	—	—
Total lease cost	$17	$14	$34	$31
Supplemental cash flow information related to leases was as follows:

	Six Months Ended March 31,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$29	$28
Right-of-use assets obtained in exchange for operating lease obligations	8	9

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	September 30, 2020
	(in millions)
Operating Leases
Operating lease right-of-use assets	$267	$273

Operating lease liabilities, current	$42	$39
Operating lease liabilities, noncurrent	288	299
Total operating lease liabilities	$330	$338

Weighted Average Remaining Lease Term
Operating leases	8 years	8 years
Weighted Average Discount Rate
Operating leases	4.59%	4.58%
Maturities of lease liabilities were as follows:

Years	Operating Leases
(in millions)
2021	$29
2022	56
2023	52
2024	49
2025	48
Thereafter	161
Total lease payments	395
Less: Imputed interest	(65)
Total	$330
As of March 31, 2021, there have been no leases entered into that have not yet commenced.
7. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2020	$1,367	$464	$1,831
Acquisitions	5	—	5
Other adjustments (a)	6	—	6
Balances at March 31, 2021	$1,378	$464	$1,842
______________________________________
(a)Other adjustments during the six months ended March 31, 2021 represent foreign currency movements.
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

Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	March 31, 2021	September 30, 2020
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	11 years	$1,026	$876
Music publishing copyrights	26 years	1,707	1,597
Artist and songwriter contracts	13 years	990	862
Trademarks	15 years	94	81
Other intangible assets	6 years	100	84
Total gross intangible asset subject to amortization		3,917	3,500
Accumulated amortization		(1,990)	(1,847)
Total net intangible assets subject to amortization		1,927	1,653
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	154	154
Total net intangible assets		$2,081	$1,807
The increase in intangible assets during the six months ended March 31, 2021 primarily relates to two acquisition transactions of music-related assets within recorded music catalogs, music publishing copyrights, and artist and songwriter contracts for approximately $318 million.
8. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	March 31, 2021	September 30, 2020
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2028	820	820
3.625% Senior Secured Notes due 2026 (€445 face amount)	524	518
2.750% Senior Secured Notes due 2028 (€325 face amount)	383	379
3.875% Senior Secured Notes due 2030	535	535
3.000% Senior Secured Notes due 2031	800	550
5.500% Senior Notes due 2026	325	325
Total long-term debt, including the current portion	$3,387	$3,127
Issuance premium less unamortized discount and unamortized deferred financing costs	(33)	(23)
Total long-term debt, including the current portion, net	$3,354	$3,104
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $10 million at both March 31, 2021 and September 30, 2020. There were no loans outstanding under the Revolving Credit Facility at March 31, 2021 or September 30, 2020.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of March 31, 2021 Acquisition Corp. had issued and outstanding the 3.625% Senior Secured Notes due 2026, the 5.500% Senior Notes due 2026, the 2.750% Senior Secured Notes due 2028, the 3.875% Senior Secured Notes due 2030 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
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
Recent Transactions
Additional 3.000% Senior Secured Notes
On November 2, 2020, Acquisition Corp. issued and sold $250 million of additional 3.000% Senior Secured Notes (the “Additional Notes”). Interest on the Additional Notes will accrue at the rate of 3.000% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2021. The Additional Notes have identical terms as (other than the issue date and the issue price) and are fungible with, and treated as a single series of senior secured debt securities with, the 3.000% Senior Secured Notes issued on August 12, 2020 (the “Original Notes”).
Senior Term Loan Facility
On January 20, 2021, Acquisition Corp. entered into an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendments dated as of May 9, 2013, July 13, 2016, November 21, 2016, May 22, 2017, December 6, 2017 and June 7, 2018), among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing the Senior Term Loan Facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Senior Term Loan Credit Agreement”). The Senior Term Loan Credit Agreement Amendment (among other changes) (i) extends the maturity date of its outstanding term loans from November 1, 2023 to January 20, 2028 and (ii) removes a number of negative covenants limiting the ability of Acquisition Corp. to take various actions. The remaining negative covenants are limited to restrictions on liens, restrictions on fundamental changes and change of control, and are in a form substantially similar to the negative covenants in the 2.750% Senior Secured Notes due 2028, 3.875% Senior Secured Notes due 2030 and 3.000% Senior Secured Notes due 2031. The Company recorded approximately $3 million of expenses associated with fees paid to third parties in connection with this debt modification and capitalized approximately $1 million in fees paid to creditors.
Revolving Credit Agreement Amendment
On March 1, 2021, Acquisition Corp. entered into an amendment (the “Revolving Credit Agreement Amendment”) to the revolving credit agreement, dated January 31, 2018 (as amended by the amendments dated as of October 9, 2019 and April 3, 2020), among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Revolving Credit Agreement Amendment (among other changes) adds certain exceptions and increases the leverage ratio below which Acquisition Corp. can access certain baskets in connection with Acquisition Corp.’s negative covenants, including those related to incurrence of indebtedness, restricted payments and covenant suspension.
Senior Term Loan Facility Increase Supplement and Redemption of 5.500% Senior Notes due 2026
On March 8, 2021, Acquisition Corp. entered into an Increase Supplement (the “Increase Supplement”), dated as of March 8, 2021, among Acquisition Corp., the guarantors party thereto, WMG Holdings Corp., Credit Suisse AG, Cayman Islands Branch, as increasing lender, and Credit Suisse AG, as administrative agent, to the Senior Term Loan Credit Agreement, whereby prior to April 22, 2021 and subject to the satisfaction of certain conditions, Acquisition Corp. may borrow additional term loans in an amount up to $325 million for an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of up to $1,145 million. The Increase Supplement was entered into to provide for the redemption of Acquisition Corp.’s 5.500% Senior Notes due 2026 (the “5.500% Notes”).
On April 14, 2021, Acquisition Corp. borrowed additional term loans in an amount of $325 million under the Increase Supplement. Following such borrowing, there was an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of $1,145 million. See Note 15.

On April 15, 2021, Acquisition Corp. redeemed all of the outstanding 5.500% Notes. The redemption price for the 5.500% Notes was approximately $343 million, equivalent to 102.750% of the principal amount of the 5.500% Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was April 15, 2021. See Note 15.
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.98x at March 31, 2021, the applicable margin for Eurodollar loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 20, 2028.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is April 3, 2025.
Maturities of Senior Notes and Senior Secured Notes
As of March 31, 2021, there are no scheduled maturities of notes until 2026, when $849 million is scheduled to mature. Thereafter, $1.718 billion is scheduled to mature. Following the redemption of the 5.500% Notes in April 2021 as described in Note 15, the remaining principal amount of notes due in 2026 is $524 million related to the 3.625% Senior Secured Notes due 2026.
Interest Expense, net
Total interest expense, net was $32 million and $33 million for the three months ended March 31, 2021 and 2020, respectively, and $63 million and $66 million for the six months ended March 31, 2021 and 2020, respectively. The weighted-average interest rate of the Company’s total debt was 3.7% at March 31, 2021, 3.7% at September 30, 2020 and 4.2% at March 31, 2020.

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
For the three and six months ended March 31, 2021, the Company recorded an income tax expense of $51 million and $86 million, respectively. The income tax expense for the three months ended March 31, 2021 is higher than the expected tax expense at the statutory tax rate of 21% primarily due to U.S. state and local taxes, foreign income taxes at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset, by FDII. The income tax expense for the six months ended March 31, 2021 is higher than the expected tax expense at the statutory tax rate of 21% primarily due to U.S. state and local taxes, foreign income taxes at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by FDII and excess tax benefits from long term incentive plan.
For the three and six months ended March 31, 2020, the Company recorded an income tax benefit of $12 million and $7 million, respectively. The income tax benefit for the three months ended March 31, 2020 is lower than the expected tax benefit at the statutory tax rate of 21% primarily due to non-deductible expenses of the Plan. The income tax benefit for the six months ended March 31, 2020 is lower than the expected tax benefit at the statutory rate of 21% primarily due to tax benefit of the valuation allowance release relating to foreign tax credit carryforwards and FDII, offset by non-deductible expenses of the Plan, U.S. state and local taxes, foreign income taxed at rates higher than the U.S. statutory tax rate, withholding taxes and foreign losses with no tax benefit.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of March 31, 2021 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
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
The Company’s hedged interest rate transactions as of March 31, 2021 are expected to be recognized within three years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 14. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income (expense) in the period measured.
The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
As of March 31, 2021, the Company had outstanding hedge contracts for the sale of $243 million and the purchase of $149 million of foreign currencies at fixed rates that will be settled by September 2021.
As of March 31, 2021, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $23 million of unrealized deferred losses in comprehensive income related to the interest rate swaps. As of September 30, 2020, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $29 million of unrealized deferred losses in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax losses of $2 million and no unrealized pre-tax gains or losses related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the six months ended March 31, 2021. The Company recorded realized pre-tax losses of $2 million and unrealized pre-tax losses of $3 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the six months ended March 31, 2020.
The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the six months ended March 31, 2021 were $8 million. The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the six months ended March 31, 2020 were $25 million.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at March 31, 2021 and September 30, 2020:

	March 31, 2021 (a)	September 30, 2020 (b)
	(in millions)
Other current assets	$1	$—
Other current liabilities	(1)	—
Other noncurrent assets	—	—
Other noncurrent liabilities	(30)	(38)

______________________________________
(a)$6 million and $6 million of foreign exchange derivative contracts in current asset and liability positions, respectively, and $30 million of interest rate swaps in noncurrent liability positions.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
March 31, 2021
Revenues	$1,059	$192	$(1)	$1,250
Operating income (loss)	184	22	(55)	151
Amortization of intangible assets	38	20	—	58
Depreciation of property, plant and equipment	13	1	5	19
OIBDA	235	43	(50)	228
March 31, 2020
Revenues	$907	$166	$(2)	$1,071
Operating income (loss)	36	30	(115)	(49)
Amortization of intangible assets	30	17	—	47
Depreciation of property, plant and equipment	10	1	3	14
OIBDA	76	48	(112)	12

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Six Months Ended	(in millions)
March 31, 2021
Revenues	$2,220	$367	$(2)	$2,585
Operating income (loss)	407	40	(100)	347
Amortization of intangible assets	71	39	—	110
Depreciation of property, plant and equipment	26	3	9	38
OIBDA	504	82	(91)	495
March 31, 2020
Revenues	$1,991	$339	$(3)	$2,327
Operating income (loss)	227	44	(155)	116
Amortization of intangible assets	59	35	—	94
Depreciation of property, plant and equipment	31	2	5	38
OIBDA	317	81	(150)	248

13. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $37 million and $21 million during the three months ended March 31, 2021 and 2020, respectively, and approximately $64 million and $65 million during the six months ended March 31, 2021 and 2020, respectively. The Company paid approximately $35 million and $20 million of income and withholding taxes, net of refunds, for the three months ended March 31, 2021 and 2020, respectively, and approximately $52 million and $40 million of income and withholding taxes, net of refunds, for the six months ended March 31, 2021 and 2020, respectively.
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
On February 11, 2021, the Company’s board of directors declared a cash dividend of $0.12 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on March 1, 2021. The Company paid an aggregate of approximately $63 million and $125 million, or $0.12 and $0.24 per share, in cash dividends to stockholders and participating security holders for the three and six months ended March 31, 2021, respectively.
COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a global pandemic by the World Health Organization. Government-imposed mandates limiting public assembly and restrictions on non-essential businesses have adversely impacted the Company’s operations, including touring and physical product distribution, for the three and six months ended March 31, 2021. It is unclear how long government-imposed mandates and restrictions will last and to what extent the global pandemic will impact demand for the Company’s music and related services, even as federal, state, local and foreign governments start to lift restrictions.
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
In accordance with the fair value hierarchy, described above, the following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2021 and September 30, 2020.

	Fair Value Measurements as of March 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$1	$—	$1
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(1)	—	(1)
Contractual Obligations (b)	—	—	(4)	(4)
Other Noncurrent Assets:
Equity Method Investment (c)	—	67	—	67
Equity Investment with Readily Determinable Fair Value (d)	—	32	—	32
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(12)	(12)
Interest Rate Swaps (e)	—	(30)	—	(30)
Total	$—	$69	$(16)	$53

	Fair Value Measurements as of September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(2)	$(2)
Other Noncurrent Assets:
Equity Method Investment (c)	—	47	—	47
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(4)	(4)
Interest Rate Swaps (e)	—	(38)	—	(38)
Total	$—	$9	$(6)	$3
______________________________________
(a)The fair value of foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)This represents contingent consideration related to an acquisition. This is based on a probability weighted performance approach and it is adjusted to fair value on a recurring basis and any adjustments are typically included as a component of operating income in the consolidated statements of operations. This amount was mainly calculated using unobservable inputs such as future earnings performance of the acquiree and the expected timing of the payment.
(c)This represents an equity method investment acquired in fiscal 2019 whereby the Company has elected the fair value option under ASC 825, Financial Instruments (“ASC 825”). The valuation is based upon quoted prices in active markets and model-based valuation techniques to determine fair value.
(d)This represents an equity investment with a readily determinable fair value that was acquired and subsequently became publicly traded during the six months ended March 31, 2021. The Company has measured its investment to fair value in accordance with ASC 321, Investments—Equity Securities, based on quoted prices in active markets. The Company recognized an unrealized gain on this equity investment of $12 million for both the three and six months ended March 31, 2021, which was recorded as a component of other income in the consolidated statements of operations.
(e)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of March 31, 2021 for contracts involving the same attributes and maturity dates.

The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2020	$(6)
Additions	(10)
Reductions	—
Payments	—
Balance at March 31, 2021	$(16)
Additions to net liabilities during the six months ended March 31, 2021 includes a measurement period adjustment of $7 million to contingent consideration for an August 2020 acquisition.
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three and six months ended March 31, 2021. In addition, there were no observable price changes events that were completed during the three and six months ended March 31, 2021.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2021, the fair value of the Company’s debt was $3.371 billion. Based on the level of interest rates prevailing at September 30, 2020, the fair value of the Company’s debt was $3.137 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.
15. Subsequent Events
On April 14, 2021, Acquisition Corp. borrowed additional term loans in an amount of $325 million under the Increase Supplement. Following such borrowing, there was an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of $1,145 million.
On April 15, 2021, Acquisition Corp. redeemed all of the outstanding 5.500% Notes. The redemption price for the 5.500% Notes was approximately $343 million, equivalent to 102.750% of the principal amount of the 5.500% Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was April 15, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 (the “Quarterly Report”).
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
Other risks, uncertainties and factors, including those discussed in the “Risk Factors” of our Quarterly Reports and our Annual Report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the factors described in the “Risk Factors” section of our Quarterly Reports and our Annual Report on Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
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
•Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2021 and March 31, 2020. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2021 and March 31, 2020, as well as a discussion of our financial condition and liquidity as of March 31, 2021. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
In January 2020, a new strain of coronavirus, COVID-19 (also referred to as “COVID”), was identified in Wuhan, China. On March 11, 2020, the World Health Organization declared a global pandemic. The global pandemic and governmental responses thereto have disrupted physical and manufacturing supply chains and required the closures of physical retailers, resulting in declines in our physical revenue streams. Additionally, stay at home orders, limited indoor and outdoor gatherings and other restrictions have negatively affected our business in other ways, such as, making it impossible to hold live concert tours, adversely impacting our concert promotion business and the sale of merchandise, delaying the release of new recordings and disrupting the production and release of motion pictures and television programs, which has negatively affected licensing revenue in our Recorded Music business and synchronization revenue in our Music Publishing business. However, the disruption from the COVID-19 pandemic has accelerated growth of other revenue streams such as fitness and interactive gaming (including augmented reality and virtual reality). Our results of operations, cash flows and financial condition at and for the three and six months ended March 31, 2021 were adversely affected by the global pandemic, but direct costs recorded to OIBDA related to COVID-19 were not material. The Company recognized one-time charges of $13 million impacting OIBDA and a total of $18 million impacting net income for the three and six months ended March 31, 2020.
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
The sale of shares through the offering consisted entirely of secondary shares sold by Access. We did not receive any proceeds resulting from the sale and listing of shares. Going forward, our results of operations will include expenses associated with being a public company, including auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. For the three and six months ended March 31, 2021, costs associated with being a public company were $3 million and $7 million, respectively.

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
We incurred non-cash stock-based compensation expense and other related expenses of $16 million and $167 million for the three months ended March 31, 2021 and March 31, 2020, respectively, and $22 million and $160 million for the six months ended March 31, 2021 and March 31, 2020, respectively.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Revenue by Type
Digital	$756	$626	$130	21%
Physical	118	94	24	26%
Total Digital and Physical	874	720	154	21%
Artist services and expanded-rights	118	115	3	3%
Licensing	67	72	(5)	-7%
Total Recorded Music	1,059	907	152	17%
Performance	35	41	(6)	-15%
Digital	104	74	30	41%
Mechanical	12	15	(3)	-20%
Synchronization	38	34	4	12%
Other	3	2	1	50%
Total Music Publishing	192	166	26	16%
Intersegment eliminations	(1)	(2)	1	-50%
Total Revenues	$1,250	$1,071	$179	17%
Revenue by Geographical Location
U.S. Recorded Music	$469	$380	$89	23%
U.S. Music Publishing	96	87	9	10%
Total U.S.	565	467	98	21%
International Recorded Music	590	527	63	12%
International Music Publishing	96	79	17	22%
Total International	686	606	80	13%
Intersegment eliminations	(1)	(2)	1	-50%
Total Revenues	$1,250	$1,071	$179	17%
Total Revenues
Total revenues increased by $179 million, or 17%, to $1,250 million for the three months ended March 31, 2021 from $1,071 million for the three months ended March 31, 2020. The increase includes $37 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 85% and 15% of total revenue for both the three months ended March 31, 2021 and March 31, 2020, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 45% and 55% of total revenues for the three months ended March 31, 2021, respectively, and 44% and 56% of total revenues for the three months ended March 31, 2020, respectively.
Total digital revenues after intersegment eliminations increased by $161 million, or 23%, to $860 million for the three months ended March 31, 2021 from $699 million for the three months ended March 31, 2020. Total digital revenues represented 69% and 65% of consolidated revenues for the three months ended March 31, 2021 and March 31, 2020, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2021 were comprised of U.S. revenues of $432 million and international revenues of $428 million, respectively or 50% of total digital revenues for each of U.S. and international revenues. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2020 were comprised of U.S. revenues of $351 million and international revenues of $349 million, respectively, or 50% of total digital revenues for each of U.S. and international revenues.

Recorded Music revenues increased by $152 million, or 17%, to $1,059 million for the three months ended March 31, 2021 from $907 million for the three months ended March 31, 2020. The increase includes $31 million of favorable currency exchange fluctuations. U.S. Recorded Music revenues were $469 million and $380 million, or 44% and 42%, of consolidated Recorded Music revenues for the three months ended March 31, 2021 and March 31, 2020, respectively. International Recorded Music revenues were $590 million and $527 million, or 56% and 58%, of consolidated Recorded Music revenues for the three months ended March 31, 2021 and March 31, 2020, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, physical and artist services and expanded-rights revenues, partially offset by the decrease in licensing revenue. Digital revenue increased by $130 million as a result of the continued growth in streaming services, including growth in emerging streaming platforms such as Facebook, TikTok, and Peloton, strength of releases including the current year release from Megan Thee Stallion as well as carryover success from Dua Lipa, Michael Bublé, Ed Sheeran, Ava Max, Hamilton Cast Recording, and Roddy Ricch. Revenue from streaming services grew by $136 million, or 23%, to $722 million for the three months ended March 31, 2021 from $586 million for the three months ended March 31, 2020. Digital revenue growth was partially offset by decreases in digital download and other digital declines of $6 million, or 15%, to $34 million for the three months ended March 31, 2021 from $40 million for the three months ended March 31, 2020 due to the continued shift to streaming services. Physical revenue increased by $24 million primarily from higher online sales due to an increased demand for vinyl products, success of new releases including The Yellow Monkey in Japan, Neil Young, and Fleetwood Mac, as well as the favorable impact of foreign currency exchange rates of $5 million. Artist services and expanded-rights revenue increased by $3 million primarily due to higher direct-to-consumer merchandising revenue at EMP and the favorable impact of foreign currency exchange rates of $7 million, partially offset by the decrease in touring activity resulting from COVID. Licensing revenue decreased by $5 million mainly due to lower broadcast fees resulting from COVID, partially offset by increasing synchronization activity and favorable foreign currency exchange rates.
Music Publishing revenues increased by $26 million, or 16%, to $192 million for the three months ended March 31, 2021 from $166 million for the three months ended March 31, 2020. U.S. Music Publishing revenues were $96 million and $87 million, or 50% and 52%, of consolidated Music Publishing revenues for the three months ended March 31, 2021 and March 31, 2020, respectively. International Music Publishing revenues were $96 million and $79 million or 50% and 48%, of consolidated Music Publishing revenues for the three months ended March 31, 2021 and March 31, 2020, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $30 million, synchronization revenue of $4 million, partially offset by decreases in performance revenue of $6 million and mechanical revenue of $3 million. The increase in digital revenue of 41% to $104 million is primarily due to increases in streaming revenue driven by the continued growth in streaming services and timing of new digital deals. The increase in synchronization revenue is attributable to higher motion picture and commercial income. The decline in performance revenue is primarily driven by the impact from COVID and the decrease in mechanical revenue is driven by the continuing shift to streaming services.
Revenue by Geographical Location
U.S. revenue increased by $98 million, or 21%, to $565 million for the three months ended March 31, 2021 from $467 million for the three months ended March 31, 2020. U.S. Recorded Music revenue increased by $89 million, or 23%. The primary driver was the increase of U.S. Recorded Music digital revenue of $70 million driven by the continued growth in streaming services. Increases are also attributable to the increase in U.S. Recorded Music physical revenue of $14 million from higher online sales due to an increased demand for vinyl products as well as the success of new releases including Neil Young. U.S. Recorded Music artist services and expanded-rights revenue increased $5 million primarily driven by higher advertising revenues from a recent acquisition. U.S. Music Publishing revenue increased by $9 million, or 10%, to $96 million for the three months ended March 31, 2021 from $87 million for the three months ended March 31, 2020. This was primarily driven by the increase in U.S. Music Publishing of $11 million in digital revenue due to the continued growth in streaming services and timing of new digital deals. The increase in synchronization revenue of $2 million is due to higher motion picture and commercial income. Increases are partially offset by decreases in performance revenue of $3 million due to the impact of COVID as well as a decline in mechanical revenue of $1 million driven by the continuing shift to streaming services.

International revenue increased by $80 million, or 13%, to $686 million for the three months ended March 31, 2021 from $606 million for the three months ended March 31, 2020. Excluding the favorable impact of foreign currency exchange rates, International revenue increased by $43 million, or 7%. International Recorded Music revenue increased by $63 million primarily due to increases in digital revenue of $60 million and physical revenue of $10 million, partially offset by decreases in licensing revenue of $5 million and artist services and expanded-rights revenue of $2 million. The increase in International Recorded Music digital revenue was due to continued growth in streaming services internationally. International Recorded Music physical revenue increased by $10 million due to the increased demand for vinyl products, success of new releases including The Yellow Monkey and favorable impact of foreign currency exchange rates. International Recorded Music licensing revenue decreased by $5 million due to lower broadcast fees resulting from the impact of COVID, partially offset by favorable foreign currency exchange rates. International Recorded Music artist services and expanded-rights revenue decreased by $2 million primarily due to the decrease in touring activity resulting from COVID. This was offset by growth in EMP direct-to-consumer merchandise revenue and the favorable impact of foreign currency exchange rates of $7 million. International Music Publishing revenue increased from the prior-year quarter by $17 million, or 22%, to $96 million for the three months ended March 31, 2021 from $79 million for the three months ended March 31, 2020. This was primarily driven by the increase in digital revenue of $19 million and synchronization revenue of $2 million, partially offset by decreases in performance revenue of $3 million and mechanical revenue of $2 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services and timing of new digital deals. Higher synchronization revenue is primarily driven by higher commercial income. The decline in performance revenue is due to the impact from COVID and decrease in mechanical revenue is driven by the continuing shift to streaming services.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$419	$360	$59	16%
Product costs	204	175	29	17%
Total cost of revenues	$623	$535	$88	16%
Artist and repertoire costs increased by $59 million, to $419 million for the three months ended March 31, 2021 from $360 million for the three months ended March 31, 2020. Artist and repertoire costs as a percentage of revenue remained constant at 34% for both the three months ended March 31, 2021 and March 31, 2020.
Product costs increased by $29 million, to $204 million for the three months ended March 31, 2021 from $175 million for the three months ended March 31, 2020. Product costs as a percentage of revenue remained constant at 16% for both the three months ended March 31, 2021 and March 31, 2020.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$217	$351	$(134)	-38%
Selling and marketing expense	176	166	10	6%
Distribution expense	25	21	4	19%
Total selling, general and administrative expense	$418	$538	$(120)	-22%
______________________________________
(1)Includes depreciation expense of $19 million and $14 million for the three months ended March 31, 2021 and for the three months ended March 31, 2020, respectively.
Total selling, general and administrative expense decreased by $120 million, or 22%, to $418 million for the three months ended March 31, 2021 from $538 million for the three months ended March 31, 2020. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 33% for the three months ended March 31, 2021 from 50% for the three months ended March 31, 2020. This is primarily due to lower non-cash stock-based compensation and other related expenses of $151 million. Excluding the expense associated with non-cash stock-based compensation and other related expenses, selling, general and administrative expense as a percentage of revenue decreased to 32% for the three months ended March 31, 2021 from 35% for the three months ended March 31, 2020.

General and administrative expense decreased by $134 million to $217 million for the three months ended March 31, 2021 from $351 million for the three months ended March 31, 2020. The decrease in general and administrative expense was mainly due to lower non-cash stock-based compensation and other related expenses of $151 million, higher bad debt provisions taken in the prior year due to COVID and lower overhead due to active cost management efforts, partially offset by increased employee related costs. Expressed as a percentage of revenue, general and administrative expense decreased to 17% for the three months ended March 31, 2021 from 33% for the three months ended March 31, 2020. Excluding the expense associated with non-cash stock-based compensation and other related expenses, general and administrative expenses as a percentage of revenue decreased to 16% for the three months ended March 31, 2021 from 17% for the three months ended March 31, 2020 due to the factors described above.
Selling and marketing expense increased by $10 million, or 6%, to $176 million for the three months ended March 31, 2021 from $166 million for the three months ended March 31, 2020. Expressed as a percentage of revenue, selling and marketing expense decreased to 14% for the three months ended March 31, 2021 from 15% for the three months ended March 31, 2020 due to a decrease in spend as a percentage of revenue resulting from COVID and ongoing cost management efforts.
Distribution expense was $25 million for the three months ended March 31, 2021 and $21 million the three months ended March 31, 2020. Expressed as a percentage of revenue, distribution expense remained constant at 2% for both the three months ended March 31, 2021 and the three months ended March 31, 2020.
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

	For the Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Net income (loss) attributable to Warner Music Group Corp.	$117	$(74)	$191	—%
Income attributable to noncontrolling interest	—	—	—	—%
Net income (loss)	117	(74)	191	—%
Income tax expense (benefit)	51	(12)	63	—%
Income (loss) before income taxes	168	(86)	254	—%
Other (income) expense	(49)	4	(53)	—%
Interest expense, net	32	33	(1)	-3%
Operating income (loss)	151	(49)	200	—%
Amortization expense	58	47	11	23%
Depreciation expense	19	14	5	36%
OIBDA	$228	$12	$216	—%
OIBDA
OIBDA increased by $216 million to $228 million for the three months ended March 31, 2021 as compared to $12 million for the three months ended March 31, 2020 as a result of higher revenues and lower expense associated with non-cash stock-based compensation and other related expenses, partially offset by higher cost of revenues. Expressed as a percentage of total revenue, OIBDA margin increased to 18% for the three months ended March 31, 2021 from 1% for the three months ended March 31, 2020. Excluding the expense associated with non-cash stock-based compensation and other related expenses, OIBDA margin as a percentage of revenue increased to 20% for the three months ended March 31, 2021 from 17% for the three months ended March 31, 2020 due to revenue mix and lower overhead due to active cost management efforts.
Depreciation expense
Our depreciation expense increased by $5 million, or 36%, to $19 million for the three months ended March 31, 2021 from $14 million for the three months ended March 31, 2020. The increase is primarily due to new assets placed into service.
Amortization expense
Our amortization expense increased by $11 million, or 23%, to $58 million for the three months ended March 31, 2021 from $47 million for the three months ended March 31, 2020. The increase is primarily due to an increase in amortizable intangible assets related to the recent acquisitions of music-related assets.

Operating income (loss)
Our operating income increased by $200 million to $151 million for the three months ended March 31, 2021 from operating loss of $49 million for the three months ended March 31, 2020. The increase in operating income was due to the factors that led to the increase in OIBDA, partially offset by higher depreciation and amortization as noted above.
Interest expense, net
Our interest expense, net, decreased to $32 million for the three months ended March 31, 2021 from $33 million for the three months ended March 31, 2020 due to lower interest rates resulting from debt refinancing, partially offset by a higher principal balance due to the issuance of the additional 3.000% Senior Secured Notes due 2031 in November 2020.
Other (income) expense
Other income for the three months ended March 31, 2021 primarily includes foreign currency gains on our Euro-denominated debt of $33 million and unrealized gains of $18 million on the mark-to-market of equity investments, partially offset by currency exchange losses on our intercompany loans of $3 million. This compares to unrealized losses of $10 million on the mark-to-market of an equity investment and a $5 million loss on investments, partially offset by foreign currency gains on our Euro-denominated debt of $6 million for the three months ended March 31, 2020.
Income tax expense (benefit)
Our income tax expense increased by $63 million to $51 million for the three months ended March 31, 2021 from a tax benefit of $12 million for the three months ended March 31, 2020. The change of $63 million in income tax expense primarily relates higher pre-tax income during the three months ended March 31, 2021.
Net income (loss)
Net income increased by $191 million to $117 million for the three months ended March 31, 2021 from a net loss of $74 million for the three months ended March 31, 2020 as a result of the factors described above.
Noncontrolling interest
There was no income attributable to noncontrolling interest for both the three months ended March 31, 2021 and March 31, 2020.

Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Recorded Music
Revenues	$1,059	$907	$152	17%
Operating income	184	36	148	—%
OIBDA	235	76	159	—%
Music Publishing
Revenues	192	166	26	16%
Operating income	22	30	(8)	-27%
OIBDA	43	48	(5)	-10%
Corporate expenses and eliminations
Revenue eliminations	(1)	(2)	1	-50%
Operating loss	(55)	(115)	60	-52%
OIBDA loss	(50)	(112)	62	-55%
Total
Revenues	1,250	1,071	179	17%
Operating income (loss)	151	(49)	200	—%
OIBDA	228	12	216	—%
Recorded Music
Revenues
Recorded Music revenue increased by $152 million, or 17%, to $1,059 million for the three months ended March 31, 2021 from $907 million for the three months ended March 31, 2020. U.S. Recorded Music revenues were $469 million and $380 million, or 44% and 42%, of consolidated Recorded Music revenues for the three months ended March 31, 2021 and March 31, 2020, respectively. International Recorded Music revenues were $590 million and $527 million, or 56% and 58%, of consolidated Recorded Music revenues for the three months ended March 31, 2021 and March 31, 2020, respectively.
The overall increase in Recorded Music revenue was mainly driven by increases in digital, physical, and artist services and expanded-rights revenues, partially offset by the decrease in licensing revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$295	$264	$31	12%
Product costs	204	175	29	17%
Total cost of revenues	$499	$439	$60	14%
Recorded Music cost of revenues increased by $60 million, or 14%, to $499 million for the three months ended March 31, 2021 from $439 million for the three months ended March 31, 2020. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 28% for the three months ended March 31, 2021 from 29% for the three months ended March 31, 2020. The decrease is primarily attributable to lower artist related costs due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs remained constant at 19% for both the three months ended March 31, 2021 and March 31, 2020.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$141	$219	$(78)	-36%
Selling and marketing expense	172	162	10	6%
Distribution expense	25	21	4	19%
Total selling, general and administrative expense	$338	$402	$(64)	-16%
______________________________________
(1)Includes depreciation expense of $13 million and $10 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
Recorded Music selling, general and administrative expense decreased by $64 million, or 16%, to $338 million for the three months ended March 31, 2021 from $402 million for the three months ended March 31, 2020. The decrease in general and administrative expense was primarily due to lower non-cash stock-based compensation and other related expenses of $94 million, higher bad debt provisions taken in the prior year due to COVID, partially offset by increased employee related costs. The increase in selling and marketing expense was primarily due to increased variable marketing spend primarily at EMP, which drove higher direct-to-consumer merchandising revenue. The increase in distribution expense was primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 32% for the three months ended March 31, 2021 from 44% for the three months ended March 31, 2020. This is primarily due to lower non-cash stock-based compensation and other related expenses of $94 million and lower selling and marketing spend as a percentage of Recorded Music revenue. Excluding non-cash stock-based compensation expense and other related expenses, selling, general and administrative expense as a percentage of Recorded Music revenue decreased to 31% for the three months ended March 31, 2021 from 33% for the three months ended March 31, 2020 due to the factors described above.
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Operating income	$184	$36	$148	—%
Depreciation and amortization	51	40	11	28%
OIBDA	$235	$76	$159	—%
Recorded Music OIBDA increased by $159 million to $235 million for the three months ended March 31, 2021 from $76 million for the three months ended March 31, 2020 as a result of higher revenues and lower non-cash stock-based compensation and other related expenses of $94 million, partially offset by higher costs of revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin increased to 22% for the three months ended March 31, 2021 from 8% for the three months ended March 31, 2020. Excluding the expense associated with non-cash stock-based compensation and other related expenses, OIBDA margin increased to 23% for the three months ended March 31, 2021 from 20% for the three months ended March 31, 2020 due to revenue mix, impact from a recent acquisition and lower selling, general and administrative expenses as a percentage of total Recorded Music revenue.
Recorded Music operating income increased by $148 million to $184 million for the three months ended March 31, 2021 from $36 million for the three months ended March 31, 2020 due to the factors that led to the increase in Recorded Music OIBDA noted above, partially offset by higher depreciation from new assets placed into service and an increase in amortizable intangible assets related to the recent acquisitions of music-related assets.
Music Publishing
Revenues
Music Publishing revenues increased by $26 million, or 16%, to $192 million for the three months ended March 31, 2021 from $166 million for the three months ended March 31, 2020. U.S. Music Publishing revenues were $96 million and $87 million, or 50% and 52%, of consolidated Music Publishing revenues for the three months ended March 31, 2021 and March 31, 2020, respectively. International Music Publishing revenues were $96 million and $79 million, or 50% and 48%, of consolidated Music Publishing revenues for the three months ended March 31, 2021 and March 31, 2020, respectively.
The overall increase in Music Publishing revenue was mainly driven by digital and synchronization revenue growth, partially offset by lower performance and mechanical revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$125	$98	$27	28%
Total cost of revenues	$125	$98	$27	28%
Music Publishing cost of revenues increased by $27 million, or 28%, to $125 million for the three months ended March 31, 2021 from $98 million for the three months ended March 31, 2020. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 65% for the three months ended March 31, 2021 from 59% for the three months ended March 31, 2020. This increase is primarily attributable to revenue mix and the timing of a non-recurring benefit in the prior-year quarter.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$25	$21	$4	19%
Selling and marketing expense	—	—	—	—%
Total selling, general and administrative expense	$25	$21	$4	19%
______________________________________
(1)Includes depreciation expense of $1 million for both the three months ended March 31, 2021 and March 31, 2020.
Music Publishing selling, general and administrative expense increased by $4 million or 19% to $25 million for the three months ended March 31, 2021 from $21 million for the three months ended March 31, 2020. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained flat at 13% for both the three months ended March 31, 2021 and March 31, 2020.
Operating income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Operating income	$22	$30	$(8)	-27%
Depreciation and amortization	21	18	3	17%
OIBDA	$43	$48	$(5)	-10%
Music Publishing OIBDA decreased by $5 million, or 10%, to $43 million for the three months ended March 31, 2021 from $48 million for the three months ended March 31, 2020. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin decreased to 22% for the three months ended March 31, 2021 from 29% for the three months ended March 31, 2020. The decrease was primarily due to revenue mix and the timing of a non-recurring benefit in the prior-year quarter.
Music Publishing operating income decreased by $8 million to $22 million for the three months ended March 31, 2021 from $30 million for the three months ended March 31, 2020 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations decreased by $60 million for the three months ended March 31, 2021 to $55 million from $115 million for the three months ended March 31, 2020, which primarily includes the decrease in non-cash stock-based compensation and other related expenses of $58 million, decline in management fees of $3 million and lower overhead due to active cost management efforts, partially offset by higher employee related costs.
Our OIBDA loss from corporate expenses and eliminations decreased by $62 million for the three months ended March 31, 2021 to $50 million from $112 million for the three months ended March 31, 2020 due to the operating loss factors noted above.

RESULTS OF OPERATIONS
Six Months Ended March 31, 2021 Compared with Six Months Ended March 31, 2020
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Revenue by Type
Digital	$1,483	$1,259	$224	18%
Physical	292	278	14	5%
Total Digital and Physical	1,775	1,537	238	15%
Artist services and expanded-rights	298	303	(5)	-2%
Licensing	147	151	(4)	-3%
Total Recorded Music	2,220	1,991	229	12%
Performance	65	87	(22)	-25%
Digital	203	147	56	38%
Mechanical	23	30	(7)	-23%
Synchronization	71	70	1	1%
Other	5	5	—	—%
Total Music Publishing	367	339	28	8%
Intersegment eliminations	(2)	(3)	1	-33%
Total Revenues	$2,585	$2,327	$258	11%
Revenue by Geographical Location
U.S. Recorded Music	$950	$833	$117	14%
U.S. Music Publishing	187	168	19	11%
Total U.S.	1,137	1,001	136	14%
International Recorded Music	1,270	1,158	112	10%
International Music Publishing	180	171	9	5%
Total International	1,450	1,329	121	9%
Intersegment eliminations	(2)	(3)	1	-33%
Total Revenues	$2,585	$2,327	$258	11%
Total Revenues
Total revenues increased by $258 million to $2,585 million for the six months ended March 31, 2021 from $2,327 million for the six months ended March 31, 2020. The increase includes $67 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 86% and 14% of total revenues for the six months ended March 31, 2021, respectively, and 85% and 15% of total revenues for the six months ended March 31, 2020, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% for the six months ended March 31, 2021, respectively, and 43% and 57% for the six months ended March 31, 2020, respectively.
Total digital revenues after intersegment eliminations increased by $280 million, or 20%, to $1,685 million for the six months ended March 31, 2021 from $1,405 million for the six months ended March 31, 2020. Total digital revenues represented 65% and 60% of consolidated revenues for the six months ended March 31, 2021 and March 31, 2020, respectively. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2021 were comprised of U.S. revenues of $850 million and international revenues of $836 million, or 50% of total digital revenues for each of U.S. and international revenues. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2020 were comprised of U.S. revenues of $731 million and international revenues of $675 million, or 52% and 48% of total digital revenues, respectively.

Recorded Music revenues increased by $229 million, or 12%, to $2,220 million for the six months ended March 31, 2021 from $1,991 million for the six months ended March 31, 2020. The increase includes $58 million of favorable currency exchange fluctuations. U.S. Recorded Music revenues were $950 million and $833 million, or 43% and 42%, of consolidated Recorded Music revenues for the six months ended March 31, 2021 and March 31, 2020, respectively. International Recorded Music revenues were $1,270 million and $1,158 million, or 57% and 58%, of consolidated Recorded Music revenues for the six months ended March 31, 2021 and March 31, 2020, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital and physical revenues, partially offset by decreases in artist services and expanded-rights and licensing revenues. Digital revenue increased by $224 million as a result of the continued growth in streaming services, including growth in emerging streaming platforms such as Facebook, TikTok, and Peloton as well as strength of releases from Dua Lipa, Ed Sheeran, Ava Max, Hamilton Cast Recording, Michael Bublé, Cardi B and Roddy Ricch. Revenue from streaming services grew by $239 million to $1,414 million for the six months ended March 31, 2021 from $1,175 million for the six months ended March 31, 2020. Digital revenue growth was partially offset by digital download and other digital declines of $15 million, or 18%, to $69 million for the six months ended March 31, 2021 from $84 million for the six months ended March 31, 2020 due to the continued shift to streaming services. Physical revenue increased by $14 million primarily from higher online sales due to an increased demand for vinyl products, success of new releases including Johnny Hallyday, Mariya Takeuchi, Tom Petty, Kim Hojoong in Korea, and The Yellow Monkey in Japan as well as the favorable impact of foreign currency exchange rates of $12 million. Artist services and expanded-rights revenue decreased by $5 million primarily due to a decrease in touring activity resulting from the impact of COVID, partially offset by higher direct-to-consumer merchandising revenue at EMP and the favorable impact of foreign currency exchange rates of $17 million. Licensing revenue decreased by $4 million due to the impact of COVID, partially offset by favorable foreign currency exchange rates.
Music Publishing revenues increased by $28 million, or 8%, to $367 million for the six months ended March 31, 2021 from $339 million for the six months ended March 31, 2020. U.S. Music Publishing revenues were $187 million and $168 million, or 51% and 50%, of consolidated Music Publishing revenues for the six months ended March 31, 2021 and March 31, 2020, respectively. International Music Publishing revenues were $180 million and $171 million, or 49% and 50%, of Music Publishing revenues for the six months ended March 31, 2021 and March 31, 2020, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $56 million and synchronization revenue of $1 million, partially offset by decreases in performance revenue of $22 million and mechanical revenue of $7 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services and timing of new digital deals. The increase in synchronization revenue is attributable to higher motion picture and commercial income and favorable foreign currency exchange rates, partially offset by the impact from COVID. The decline in performance revenue is primarily driven by the impact of COVID. The decline in mechanical revenue is driven by the continuing shift to streaming services and the impact from COVID.
Revenue by Geographical Location
U.S. revenue increased by $136 million, or 14%, to $1,137 million for the six months ended March 31, 2021 from $1,001 million for the six months ended March 31, 2020. U.S. Recorded Music revenue increased by $117 million, or 14%. The primary driver was the increase of U.S. Recorded Music digital revenue of $94 million driven by the continued growth in streaming services. Streaming revenue increased by $99 million, partially offset by $5 million of digital download and other digital declines. Increases are also attributable to the increase in U.S. Recorded Music physical revenue, which increased by $20 million from higher online sales due to an increased demand for vinyl products as well as the success of new releases including Tom Petty. U.S. Recorded Music artist services and expanded-rights revenue increased by $3 million primarily driven by higher advertising revenues from a recent acquisition. U.S. Music Publishing revenue increased by $19 million to $187 million for the six months ended March 31, 2021 from $168 million for the six months ended March 31, 2020. This was primarily driven by the increase in U.S. Music Publishing of $25 million in digital revenue due to the continued growth in streaming services and timing of new digital deals, partially offset by decreases in performance revenue of $4 million due to the impact of COVID, as well as a decline in mechanical revenue of $2 million from the continuing shift to streaming services.
International revenue increased by $121 million to $1,450 million for the six months ended March 31, 2021 from $1,329 million for the six months ended March 31, 2020. Excluding the favorable impact of foreign currency exchange rates, International revenue increased by $54 million or 4%. International Recorded Music revenue increased by $112 million primarily due to increases in digital revenue of $130 million, partially offset by decreases in artist services and expanded-rights revenue of $8 million, physical revenue of $6 million and licensing revenue of $4 million. The increase in International Recorded Music digital revenue was due to continued growth in streaming services internationally, partially offset by a decline in digital downloads. International Recorded Music artist services and expanded-rights revenue decreased primarily due to the decrease in touring activity resulting from the impact of COVID. This was offset by growth in EMP direct-to consumer merchandise revenue and the favorable impact of foreign currency exchange rates of $17 million. International Recorded Music physical revenue decreased by $6 million due to the impact of COVID, partially offset by the success of new releases, including Johnny Hallyday, Mariya Takeuchi, and Kim Hojoong and favorable impact of foreign currency exchange rates. International Recorded Music licensing revenue decreased by $4 million primarily due to the impact of COVID, partially offset by favorable foreign currency exchange rates. International Music Publishing revenue increased by $9 million, or 5%, to $180 million for the six months ended March 31, 2021 from $171 million for the six months ended March 31, 2020. This was primarily driven by increases in digital revenue of $31 million and synchronization revenue of $1 million, partially offset by decreases in performance revenue of $18 million and mechanical revenue of $5 million. The increase in digital revenue is primarily due to the increases in streaming revenue driven by the continued growth in streaming services and timing of new digital deals. Higher synchronization revenue is driven by higher commercial income and favorable foreign currency exchange rates, partially offset by the impact of COVID. The decline in performance revenue is due to the impact of COVID and decrease in mechanical revenue is driven by the continuing shift to streaming services.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$844	$771	$73	9%
Product costs	465	429	36	8%
Total cost of revenues	$1,309	$1,200	$109	9%
Artist and repertoire costs increased by $73 million, to $844 million for the six months ended March 31, 2021 from $771 million for the six months ended March 31, 2020. Artist and repertoire costs as a percentage of revenue remained constant at 33% for both the six months ended March 31, 2021 and March 31, 2020.
Product costs increased by $36 million, to $465 million for the six months ended March 31, 2021 from $429 million for the six months ended March 31, 2020. Product costs as a percentage of revenue remained constant at 18% for the six months ended March 31, 2021 and March 31, 2020.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$406	$523	$(117)	-22%
Selling and marketing expense	354	339	15	4%
Distribution expense	59	55	4	7%
Total selling, general and administrative expense	$819	$917	$(98)	-11%
______________________________________
(1)Includes depreciation expense of $38 million for both the six months ended March 31, 2021 and March 31, 2020.
Total selling, general and administrative expense decreased by $98 million, or 11%, to $819 million for the six months ended March 31, 2021 from $917 million for the six months ended March 31, 2020. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 32% for the six months ended March 31, 2021 from 39% for the six months ended March 31, 2020. This is primarily due to the decreased expense associated with non-cash stock-based compensation and other related expenses of $138 million. Excluding non-cash stock-based compensation and other related expenses, selling, general and administrative expense as a percentage of revenue decreased to 31% for the six months ended March 31, 2021 from 33% for the six months ended March 31, 2020.
General and administrative expense decreased by $117 million to $406 million for the six months ended March 31, 2021 from $523 million for the six months ended March 31, 2020. The decrease in general and administrative expense was mainly due to lower expense associated with non-cash stock-based compensation and other related expenses of $138 million and lower overhead due to active cost management efforts, partially offset by increased employee related costs. Expressed as a percentage of revenue, general and administrative expense decreased to 16% for the six months ended March 31, 2021 from 22% for the six months ended March 31, 2020. Excluding non-cash stock-based compensation and other related expenses, general and administrative expense as a percentage of revenue decreased to 15% for the six months ended March 31, 2021 from 16% for the six months ended March 31, 2020 due to the factors described above.

Selling and marketing expense increased by $15 million, or 4%, to $354 million for the six months ended March 31, 2021 from $339 million for the six months ended March 31, 2020. Expressed as a percentage of revenue, selling and marketing expense decreased to 14% for the six months ended March 31, 2021 from 15% for the six months ended March 31, 2020 due to a decrease in spend as a percentage of revenue resulting from COVID and ongoing cost management efforts.
Distribution expense increased by $4 million, or 7%, to $59 million for the six months ended March 31, 2021 from $55 million for the six months ended March 31, 2020. Expressed as a percentage of revenue, distribution expense remained constant at 2% for both the six months ended March 31, 2021 and March 31, 2020.
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

	For the Six Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$215	$46	$169	—%
Income attributable to noncontrolling interest	1	2	(1)	-50%
Net income	216	48	168	—%
Income tax expense (benefit)	86	(7)	93	—%
Income before income taxes	302	41	261	—%
Other (income) expense	(18)	9	(27)	—%
Interest expense, net	63	66	(3)	-5%
Operating income	347	116	231	—%
Amortization expense	110	94	16	17%
Depreciation expense	38	38	—	—%
OIBDA	$495	$248	$247	100%
OIBDA
OIBDA increased by $247 million to $495 million for the six months ended March 31, 2021 as compared to $248 million for the six months ended March 31, 2020 as a result of higher revenues and lower expense associated with non-cash stock-based compensation and other related expenses, partially offset by higher cost of revenues. Expressed as a percentage of total revenue, OIBDA margin increased to 19% for the six months ended March 31, 2021 from 11% for the six months ended March 31, 2020. Excluding the expense associated with non-cash stock-based compensation and other related expenses, OIBDA margin as a percentage of revenue increased to 20% for the six months ended March 31, 2021 from 18% for the six March 31, 2020 from revenue mix and lower overhead due to active cost management efforts.
Depreciation expense
Our depreciation expense remained flat at $38 million for both the six months ended March 31, 2021 and the six months ended March 31, 2020. This is due to new assets placed into service, partially offset by a one-time charge of $10 million representing the difference between the net book value of a building and its recoverable value in the prior year.
Amortization expense
Our amortization expense increased by $16 million, or 17%, to $110 million for the six months ended March 31, 2021 from $94 million for the six months ended March 31, 2020. The increase is primarily due to an increase in amortizable intangible assets related to the acquisition of music-related assets.
Operating income
Our operating income increased by $231 million to $347 million for the six months ended March 31, 2021 from operating income of $116 million for the six months ended March 31, 2020. The increase in operating income was due to the factors that led to the increase in OIBDA, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.

Interest expense, net
Our interest expense, net, decreased to $63 million for the six months ended March 31, 2021 from $66 million for the six months ended March 31, 2020 due to lower interest rates resulting from debt refinancing, partially offset by a higher principal balance due to the issuance of senior secured notes.
Other (income) expense
Other income for the six months ended March 31, 2021 primarily includes unrealized gains of $32 million on the mark-to-market of equity investments, partially offset by foreign currency losses on our Euro-denominated debt of $8 million and currency exchange losses on our intercompany loans of $5 million. This compares to unrealized losses of $10 million on the mark-to-market of an equity method investment, the loss on our Euro-denominated debt of $6 million and $5 million relating to a loss on investments, partially offset by currency exchange gains on our intercompany loans of $12 million for the six months ended March 31, 2020.
Income tax expense (benefit)
Our income tax expense increased by $93 million to $86 million for the six months ended March 31, 2021 from a tax benefit of $7 million for the six months ended March 31, 2020. The change of $93 million in income tax expense primarily relates to the higher pre-tax income partially offset by a $4 million benefit related to the impact of excess tax benefits on our long term incentive plan during the six months ended March 31, 2021. For the six months ended March 31, 2020, income tax benefit is higher as a result of the release of a valuation allowance of foreign tax credits of $33 million.
Net income
Net income increased by $168 million to $216 million for the six months ended March 31, 2021 from $48 million for the six months ended March 31, 2020 as a result of the factors described above.
Noncontrolling interest
There was $1 million of income attributable to noncontrolling interest for the six months ended March 31, 2021 and $2 million of income attributable to noncontrolling interest for the six months ended March 31, 2020.
Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Six Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Recorded Music
Revenues	$2,220	$1,991	$229	12%
Operating income	407	227	180	79%
OIBDA	504	317	187	59%
Music Publishing
Revenues	367	339	28	8%
Operating income	40	44	(4)	-9%
OIBDA	82	81	1	1%
Corporate expenses and eliminations
Revenue eliminations	(2)	(3)	1	-33%
Operating loss	(100)	(155)	55	-35%
OIBDA loss	(91)	(150)	59	-39%
Total
Revenues	2,585	2,327	258	11%
Operating income	347	116	231	—%
OIBDA	495	248	247	100%

Recorded Music
Revenues
Recorded Music revenue increased by $229 million, or 12%, to $2,220 million for the six months ended March 31, 2021 from $1,991 million for the six months ended March 31, 2020. U.S. Recorded Music revenues were $950 million and $833 million, or 43% and 42%, of consolidated Recorded Music revenues for the six months ended March 31, 2021 and March 31, 2020, respectively. International Recorded Music revenues were $1,270 million and $1,158 million, or 57% and 58%, of consolidated Recorded Music revenues for the six months ended March 31, 2021 and March 31, 2020, respectively.
The overall increase in Recorded Music revenue was mainly driven by increases in digital and physical revenues, partially offset by declines in artist services and expanded-rights and licensing revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions)

	For the Six Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$608	$558	$50	9%
Product costs	465	429	36	8%
Total cost of revenues	$1,073	$987	$86	9%
Recorded Music cost of revenues increased by $86 million, or 9%, to $1,073 million for the six months ended March 31, 2021 from $987 million for the six months ended March 31, 2020. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 27% for the six months ended March 31, 2021 from 28% for the six months ended March 31, 2020. The decrease is primarily attributable to lower artist-related costs due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs decreased to 21% for the six months ended March 31, 2021 from 22% for the six months ended March 31, 2020. The decrease in product costs relates to revenue mix from lower artist services and expanded-rights revenue.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$263	$332	$(69)	-21%
Selling and marketing expense	347	331	16	5%
Distribution expense	59	55	4	7%
Total selling, general and administrative expense	$669	$718	$(49)	-7%
______________________________________
(1)Includes depreciation expense of $26 million and $31 million for the six months ended March 31, 2021 and March 31, 2020, respectively.
Recorded Music selling, general and administrative expense decreased by $49 million, or 7%, to $669 million for the six months ended March 31, 2021 from $718 million for the six months ended March 31, 2020. The decrease in general and administrative expense was primarily due to lower non-cash stock-based compensation and other related expenses of $86 million and lower overhead due to active cost management efforts, partially offset by increased employee related costs. The increase in selling and marketing expense was primarily due to increased variable marketing spend on higher revenues and new releases. The increase in distribution expense was primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 30% for the six months ended March 31, 2021 from 36% for the six months ended March 31, 2020 primarily due to lower non-cash stock-based compensation and other related expenses of $86 million and lower selling and marketing spend as a percentage of Recorded Music revenue. Excluding non-cash stock-based compensation and other related expenses, selling, general and administrative expense as a percentage of Recorded Music revenue decreased to 30% for the six months ended March 31, 2021 from 31% for the six months ended March 31, 2020 due to the factors described above.

Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Six Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Operating income	$407	$227	$180	79%
Depreciation and amortization	97	90	7	8%
OIBDA	$504	$317	$187	59%
Recorded Music OIBDA increased by $187 million, or 59%, to $504 million for the six months ended March 31, 2021 from $317 million for the six months ended March 31, 2020 as a result of higher revenues and lower non-cash stock-based compensation and other related expenses of $86 million, partially offset by higher costs of revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin increased to 23% for the six months ended March 31, 2021 from 16% for the six months ended March 31, 2020. Excluding non-cash stock-based compensation and other related expenses, OIBDA, as a percentage of Recorded Music revenue, increased to 23% for the six months ended March 31, 2021 from 21% for the six months ended March 31, 2020 due to revenue mix, impact from a recent acquisition and lower costs of revenue and selling, general and administrative expenses as a percentage of total Recorded Music revenue.
Recorded Music operating income increased by $180 million to $407 million for the six months ended March 31, 2021 from $227 million for the six months ended March 31, 2020 due to the factors that led to the increase in Recorded Music OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.
Music Publishing
Revenues
Music Publishing revenues increased by $28 million, or 8%, to $367 million for the six months ended March 31, 2021 from $339 million for the six months ended March 31, 2020. U.S. Music Publishing revenues were $187 million and $168 million, or 51% and 50%, of consolidated Music Publishing revenues for the six months ended March 31, 2021 and March 31, 2020, respectively. International Music Publishing revenues were $180 million and $171 million, or 49% and 50%, of consolidated Music Publishing revenues for the six months ended March 31, 2021 and March 31, 2020, respectively.
The overall increase in Music Publishing revenue was mainly driven by digital and synchronization revenue growth, partially offset by lower performance and mechanical revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$238	$216	$22	10%
Total cost of revenues	$238	$216	$22	10%
Music Publishing cost of revenues increased by $22 million, or 10%, to $238 million for the six months ended March 31, 2021 from $216 million for the six months ended March 31, 2020. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 65% for the six months ended March 31, 2021 from 64% for the six months ended March 31, 2020, primarily attributable to revenue mix.

Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Six Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$49	$43	$6	14%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$50	$44	$6	14%
______________________________________
(1)Includes depreciation expense of $3 million and $2 million for the six months ended March 31, 2021 and March 31, 2020, respectively.
Music Publishing selling, general and administrative expense increased to $50 million for the six months ended March 31, 2021 from $44 million for the six months ended March 31, 2020 due to higher employee-related and restructuring costs. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 14% for the six months ended March 31, 2021 from 13% for the six months ended March 31, 2020 due to factors described above.
Operating income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Six Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Operating income	$40	$44	$(4)	-9%
Depreciation and amortization	42	37	5	14%
OIBDA	$82	$81	$1	1%
Music Publishing OIBDA increased by $1 million, or 1%, to $82 million for the six months ended March 31, 2021 from $81 million for the six months ended March 31, 2020. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin decreased to 22% for the six months ended March 31, 2021 from 24% for the six months ended March 31, 2020. The decrease was primarily due to revenue mix and higher selling, general and administrative expenses.
Music Publishing operating income decreased by $4 million to $40 million for the six months ended March 31, 2021 from $44 million operating income for the six months ended March 31, 2020 largely due to the factors that led to the decrease in Music Publishing OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations decreased by $55 million to $100 million for the six months ended March 31, 2021 from $155 million for the six months ended March 31, 2020 which primarily includes the decrease in non-cash stock-based compensation and other related expenses of $53 million, decline in management fees of $6 million and lower overhead due to active cost management efforts, partially offset by higher employee related costs and public company related expenses.
Our OIBDA loss from corporate expenses and eliminations decreased by $59 million to $91 million for the six months ended March 31, 2021 from $150 million for the six months ended March 31, 2020 due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at March 31, 2021
At March 31, 2021, we had $3.354 billion of debt (which is net of $31 million of deferred financing costs), $588 million of cash and equivalents (net debt of $2.766 billion, defined as total debt, less cash and equivalents and deferred financing costs) and $57 million of Warner Music Group Corp. equity. This compares to $3.104 billion of debt (which is net of $29 million of deferred financing costs), $553 million of cash and equivalents (net debt of $2.551 billion) and $63 million of Warner Music Group Corp. deficit at September 30, 2020.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the six months ended March 31, 2021 and March 31, 2020 are unaudited and have been derived from our consolidated interim financial statements included elsewhere herein.

	Six Months Ended March 31,
	2021	2020
Cash provided by (used in):
Operating activities	$319	$164
Investing activities	(404)	(51)
Financing activities	114	(245)
Operating Activities
Cash provided by operating activities was $319 million for the six months ended March 31, 2021 as compared with cash provided by operating activities of $164 million for the six months ended March 31, 2020. The $155 million increase in cash provided by operating activities was primarily due to an increase in OIBDA and the timing of working capital, which includes continued A&R investment.
Investing Activities
Cash used in investing activities was $404 million for the six months ended March 31, 2021 as compared with cash used in investing activities of $51 million for the six months ended March 31, 2020. The $404 million of cash used in investing activities in the six months ended March 31, 2021 consisted of $39 million relating to investments, $38 million relating to capital expenditures and $327 million to acquire music related assets, a portion of which was debt-financed. The $51 million of cash used in investing activities in the six months ended March 31, 2020 consisted of $5 million relating to investments, $28 million relating to capital expenditures and $18 million to acquire music publishing rights and recorded music catalogs.
Financing Activities
Cash provided by financing activities was $114 million for the six months ended March 31, 2021 as compared with cash used in financing activities of $245 million for the six months ended March 31, 2020. The $114 million of cash provided by financing activities for the six months ended March 31, 2021 consisted of proceeds from debt issuance of $244 million which was used to fund investments, partially offset by dividends paid of $125 million, distributions to noncontrolling interest holders of $1 million and deferred financing costs of $4 million. The $245 million of cash used in financing activities for the six months ended March 31, 2020 consisted of dividends paid of $244 million, which included a special cash dividend of $206 million, and distributions to noncontrolling interest holders of $1 million.
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

We are continuing our financial transformation initiative, launched in August 2019, to upgrade our information technology and finance infrastructure, including related systems and processes, for which we currently expect upfront costs to be approximately $130 million, which includes capital expenditures of approximately $40 million to $50 million. There has been a slight delay in the timing of the transformation initiative as a result of COVID lasting over a year, but it is still expected to be delivered in fiscal 2022. Annualized run-rate savings from the financial transformation initiative are expected to be between approximately $35 million and $40 million once fully implemented starting in fiscal 2023. We expect that our primary sources of liquidity will be sufficient to fund these expenditures.
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BB in 2020 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba3 in 2020. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 3.7% as of March 31, 2021. Our nearest-term maturity date is in 2026. Our weighted-average interest rate was further reduced to 3.4% after the effectiveness of the Increase Supplement and 5.500% Senior Notes Redemption. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
Additional 3.000% Senior Secured Notes
On November 2, 2020, Acquisition Corp. issued and sold $250 million of additional 3.000% Senior Secured Notes (the “Additional Notes”). Interest on the Additional Notes will accrue at the rate of 3.000% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2021. The Additional Notes have identical terms as (other than the issue date and the issue price) and are fungible with, and treated as a single series of senior secured debt securities with, the 3.000% Senior Secured Notes issued on August 12, 2020 (the “Original Notes”).
The net proceeds of the issuance and sale of the aforementioned Additional Notes of $241 million, in conjunction with cash on hand, were used to fund the acquisition of music-related assets for aggregate cash consideration of $338 million.
Senior Term Loan Facility
On January 20, 2021, Acquisition Corp. entered into an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendments dated as of May 9, 2013, July 13, 2016, November 21, 2016, May 22, 2017, December 6, 2017 and June 7, 2018), among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing the Senior Term Loan Facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Senior Term Loan Credit Agreement”). The Senior Term Loan Credit Agreement Amendment (among other changes) (i) extends the maturity date of its outstanding term loans from November 1, 2023 to January 20, 2028 and (ii) removes a number of negative covenants limiting the ability of Acquisition Corp. to take various actions. The remaining negative covenants are limited to restrictions on liens, restrictions on fundamental changes and change of control, and are in a form substantially similar to the negative covenants in the 2.750% Senior Secured Notes due 2028, 3.875% Senior Secured Notes due 2030 and 3.000% Senior Secured Notes due 2031.
Senior Term Loan Facility Increase Supplement and Redemption of 5.500% Senior Notes due 2026
On March 8, 2021, Acquisition Corp. entered into an Increase Supplement (the “Increase Supplement”), dated as of March 8, 2021, among Acquisition Corp., the guarantors party thereto, WMG Holdings Corp., Credit Suisse AG, Cayman Islands Branch, as increasing lender, and Credit Suisse AG, as administrative agent, to the Senior Term Loan Credit Agreement, whereby prior to April 22, 2021 and subject to the satisfaction of certain conditions, Acquisition Corp. may borrow additional term loans in an amount up to $325 million for an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of up to $1,145 million. The Increase Supplement was entered into to provide for the redemption of Acquisition Corp.’s 5.500% Senior Notes due 2026 (the “5.500% Notes”).
On April 14, 2021, Acquisition Corp. borrowed additional term loans in an amount of $325 million under the Increase Supplement. Following such borrowing, there was an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of $1,145 million. See Note 15 to our unaudited interim consolidated financial statements included in Part I to this Quarterly Report.

On April 15, 2021, Acquisition Corp. redeemed all of the outstanding 5.500% Notes. The redemption price for the 5.500% Notes was approximately $343 million, equivalent to 102.750% of the principal amount of the 5.500% Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was April 15, 2021. See Note 15 to our unaudited interim consolidated financial statements included in Part I to this Quarterly Report.
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
On March 1, 2021, Acquisition Corp. entered into an amendment (the “Revolving Credit Agreement Amendment”) to the Revolving Credit Agreement among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Revolving Credit Agreement Amendment (among other changes) adds certain exceptions and increases the leverage ratio below which Acquisition Corp. can access certain baskets in connection with Acquisition Corp.’s negative covenants, including those related to incurrence of indebtedness, restricted payments and covenant suspension. We expect Acquisition Corp. to be able to suspend certain covenants set forth in the Revolving Credit Agreement based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified in the Revolving Credit Agreement.
Acquisition Corp. is the borrower under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $300 million and includes a $90 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) plus 1.875% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving LIBOR plus 1.00% per annum, plus, in each case, 0.875% per annum; provided that, for each of clauses (i) and (ii), the applicable margin with respect to such loans is subject to adjustment upon achievement of certain leverage ratios as set forth in a leverage-based pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.98x at March 31, 2021, the applicable margin for Eurodollar loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement).
Existing Debt as of March 31, 2021
As of March 31, 2021, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2028	820
3.625% Senior Secured Notes due 2026 (€445 face amount)	524
2.750% Senior Secured Notes due 2028 (€325 face amount)	383
3.875% Senior Secured Notes due 2030	535
3.000% Senior Secured Notes due 2031	800
5.500% Senior Notes due 2026	325
Total long-term debt, including the current portion	$3,387
Issuance premium less unamortized discount and unamortized deferred financing costs	(33)
Total long-term debt, including the current portion, net	$3,354
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility available at March 31, 2021, less letters of credit outstanding of approximately $10 million at March 31, 2021. There were no loans outstanding under the Revolving Credit Facility at March 31, 2021.

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
On February 11, 2021, the Company’s board of directors declared a cash dividend of $0.12 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on March 1, 2021. The Company paid an aggregate of approximately $63 million and $125 million, or $0.12 and $0.24 per share, in cash dividends to stockholders and participating security holders for the three and six months ended March 31, 2021, respectively.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of March 31, 2021.
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
The Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on EBITDA, which is defined under the Revolving Credit Agreement. Our ability to borrow funds under the Revolving Credit Facility may depend upon our ability to meet the leverage ratio test at the end of a fiscal quarter to the extent we have drawn a certain amount of revolving loans. We expect Acquisition Corp. to be able to suspend certain covenants set forth in the Revolving Credit Agreement based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified in the Revolving Credit Agreement. EBITDA as defined in the Revolving Credit Facility is based on Consolidated Net Income (as defined in the Revolving Credit Facility), both of which terms differ from the terms “EBITDA” and “net income” as they are commonly used. For example, the calculation of EBITDA under the Revolving Credit Facility, in addition to adjusting net income to exclude interest expense, income taxes and depreciation and amortization, also adjusts net income by excluding items or expenses such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access; (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement); (6) transaction expenses; (7) equity-based compensation expense; and (8) certain extraordinary, unusual or non-recurring items. The definition of EBITDA under the Revolving Credit Facility also includes adjustments for the pro forma impact of certain projected cost savings, operating expense reductions and synergies and any quality of earnings analysis prepared by independent certified public accountants in connection with an acquisition, merger, consolidation or other investment. The Senior Term Loan Facility and the 2020 Secured Indenture use financial measures called “Consolidated EBITDA” or “EBITDA” and “Consolidated Net Income” that have substantially the same definitions to EBITDA and Consolidated Net Income, each as defined under the Revolving Credit Agreement. The 2012 Secured Indenture and the 2014 Unsecured Indenture use financial measures called “Consolidated EBITDA” or “EBITDA” and “Consolidated Net Income” that have similar (but not the same) definitions to EBITDA and Consolidated Net Income, each as defined under the Revolving Credit Agreement.

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

The following is a reconciliation of net (loss) income, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended March 31, 2021, for the twelve months ended March 31, 2020 and for the three months ended March 31, 2021 and March 31, 2020. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended March 31, 2021. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Net (Loss) Income	$(302)	$153	$117	$(74)
Income tax expense (benefit)	116	(97)	51	(12)
Interest expense, net	124	137	32	33
Depreciation and amortization	277	264	77	61
Loss on extinguishment of debt (a)	34	4	—	—
Net gain on divestitures and sale of securities (b)	(1)	(2)	(1)	(1)
Restructuring costs (c)	21	25	3	2
Net hedging and foreign exchange losses (gains) (d)	82	(18)	(32)	(10)
Management fees (e)	14	11	—	3
Transaction costs (f)	75	4	3	4
Business optimization expenses (g)	34	37	10	13
Non-cash stock-based compensation expense (h)	469	196	15	167
Other non-cash charges (i)	(48)	39	(16)	27
Pro forma impact of cost savings initiatives and specified transactions (j)	48	2	9	1
Adjusted EBITDA	$943	$755	$268	$214
Senior Secured Indebtedness (k)	$2,812
Leverage Ratio (l)	2.98x
______________________________________
(a)For the twelve months ended March 31, 2021, reflects a net loss incurred on the early extinguishment of our debt incurred as part of the June 2020 redemption of our 4.125% Senior Secured Notes and 4.875% Senior Secured Notes, the June 2020 tender for and the August 2020 redemption of the 5.000% Senior Secured Notes and the August 2020 partial repayment of the Senior Term Loan Facility. For the twelve months ended March 31, 2020, reflects a net loss incurred on the early extinguishment of our debt incurred as part of the May 2019 redemption of the remaining 5.625% Secured Notes.
(b)Reflects net gain on sale of securities and divestitures.
(c)Reflects severance costs and other restructuring related expenses.
(d)Reflects losses (gains) from hedging activities and unrealized losses (gains) due to foreign exchange on our Euro-denominated debt and intercompany transactions.
(e)Reflects management fees and related expenses paid to Access. For the twelve months ended March 31, 2021, amounts mainly include a one-time fee of $13 million related to termination of the management agreement with Access upon completion of the IPO in June 2020. Prior to termination of the management agreement, the annual fee was equal to the greater of a base amount and 1.5% of EBITDA (as defined in the indenture governing the redeemed Holdings 13.75% Senior Notes due 2019) of the Company for the applicable fiscal year, plus expenses.
(f)Reflects transaction costs, including Senior Term Loan Credit Agreement Amendment fees of $3 million and qualifying IPO costs of $72 million for the twelve months ended March 31, 2021.
(g)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $8 million and $25 million related to our finance transformation for the three and twelve months ended March 31, 2021, respectively, as well as $10 million and $31 million for the three and twelve months ended March 31, 2020, respectively.
(h)Reflects non-cash stock-based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan and the Omnibus Incentive Plan.
(i)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market of an equity method investment, investment losses (gains) and other non-cash impairments.
(j)Reflects expected savings resulting from transformation initiatives and pro forma impact of specified transactions for the three and twelve months ended March 31, 2021. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $24 million increase in the twelve months ended March 31, 2021 Adjusted EBITDA.
(k)Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $3.062 billion less cash of $250 million.
(l)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of March 31, 2021 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter. We expect Acquisition Corp. to be able to suspend certain covenants set forth in the Revolving Credit Agreement based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified in the Revolving Credit Agreement.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2020, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2021, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2020.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of March 31, 2021, the Company had outstanding hedge contracts for the sale of $243 million and the purchase of $149 million of foreign currencies at fixed rates. Subsequent to March 31, 2021, certain of our foreign exchange contracts expired.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2021, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $9 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.387 billion of principal debt outstanding at March 31, 2021, of which $820 million was variable-rate debt and $2.567 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At March 31, 2021, 76% of the Company’s debt was at a fixed rate. Following the effectiveness of the Increase Supplement and 5.500% Senior Notes Redemption in April 2021, 66% of the Company’s debt was at a fixed rate. In addition, as of March 31, 2021, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $820 million of U.S. dollar-denominated variable-rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt. As of March 31, 2021, the Company’s interest rate swaps are expected to mature within three years.
Based on the level of interest rates prevailing at March 31, 2021, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.371 billion. Further, as of March 31, 2021, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $25 million or increase the fair value of the fixed-rate debt by approximately $32 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 global pandemic. The Company will continue to monitor and assess the impact of the COVID-19 situation and our ability to maintain the design and operating effectiveness of internal controls over financial reporting.

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
10.1
Sixth Incremental Commitment Amendment to Credit Agreement, dated as of January 20, 2021, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent, relating to the term loan credit agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2021)

10.2	Third Amendment to Credit Agreement, dated as of March 1, 2021, among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent
10.3
Increase Supplement, dated March 8, 2021, among Acquisition Corp., the lenders party thereto, WMG Holdings Corp., Credit Suisse AG, Cayman Islands Branch, as increasing lender, and Credit Suisse AG, as administrative agent.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2021)

10.4†	Amendment to Warner Music Group Corp. Senior Management Free Cash Flow Plan (March 2021)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended March 31, 2021, filed on May 4, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity (Deficit) and (vi) Notes to Consolidated Interim Financial Statements
104*	Cover Page to this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
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
May 4, 2021

WARNER MUSIC GROUP CORP.

By:	/s/ STEPHEN COOPER
Name: Title:	Stephen Cooper Chief Executive Officer (Principal Executive Officer)

By:	/s/ ERIC LEVIN
Name: Title:	Eric Levin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)