Form 10-Q
period 2021-06-30
Warner Music Group Corp.
filed 2021-08-03
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of July 28, 2021, there were 116,921,554 shares of Class A Common Stock and 397,461,268 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Consolidated Balance Sheets (Unaudited)

	June 30, 2021	September 30, 2020
	(in millions, except share data)
Assets
Current assets:
Cash and equivalents	$442	$553
Accounts receivable, net of allowances of $19 million and $23 million	834	771
Inventories	79	79
Royalty advances expected to be recouped within one year	315	220
Prepaid and other current assets	64	55
Total current assets	1,734	1,678
Royalty advances expected to be recouped after one year	385	269
Property, plant and equipment, net	347	331
Operating lease right-of-use assets, net	273	273
Goodwill	1,836	1,831
Intangible assets subject to amortization, net	2,061	1,653
Intangible assets not subject to amortization	156	154
Deferred tax assets, net	35	68
Other assets	213	153
Total assets	$7,040	$6,410
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$226	$264
Accrued royalties	1,841	1,628
Accrued liabilities	385	382
Accrued interest	31	30
Operating lease liabilities, current	43	39
Deferred revenue	275	297
Other current liabilities	101	80
Total current liabilities	2,902	2,720
Long-term debt	3,367	3,104
Operating lease liabilities, noncurrent	293	299
Deferred tax liabilities, net	211	163
Other noncurrent liabilities	172	169
Total liabilities	$6,945	$6,455
Equity (deficit):
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized, 116,921,554 and 88,578,361 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000,000 shares authorized, 397,461,268 and 421,450,000 issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	1	1
Additional paid-in capital	1,934	1,907
Accumulated deficit	(1,660)	(1,749)
Accumulated other comprehensive loss, net	(194)	(222)
Total Warner Music Group Corp. equity (deficit)	81	(63)
Noncontrolling interest	14	18
Total equity (deficit)	95	(45)
Total liabilities and equity (deficit)	$7,040	$6,410
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except share and per share data)
Revenue	$1,340	$1,010	$3,925	$3,337
Costs and expenses:
Cost of revenue	(681)	(527)	(1,990)	(1,727)
Selling, general and administrative expenses (a)	(437)	(869)	(1,256)	(1,786)
Amortization expense	(60)	(47)	(170)	(141)
Total costs and expenses	(1,178)	(1,443)	(3,416)	(3,654)
Operating income (loss)	162	(433)	509	(317)
Loss on extinguishment of debt	(12)	—	(12)	—
Interest expense, net	(30)	(32)	(93)	(98)
Other (expense) income	(18)	(3)	—	(12)
Income (loss) before income taxes	102	(468)	404	(427)
Income tax expense	(41)	(51)	(127)	(44)
Net income (loss)	61	(519)	277	(471)
Less: Income attributable to noncontrolling interest	—	(1)	(1)	(3)
Net income (loss) attributable to Warner Music Group Corp.	$61	$(520)	$276	$(474)

Net income (loss) per share attributable to common stockholders:
Class A – Basic and Diluted	$0.12	$(1.03)	$0.53	$(1.09)
Class B – Basic and Diluted	$0.12	$(1.03)	$0.53	$(0.94)
Weighted average common shares:
Class A – Basic and Diluted	116,890,959	20,307,692	108,245,599	6,769,231
Class B – Basic and Diluted	397,461,268	483,796,267	404,933,311	495,926,718

(a) Includes depreciation expense:	$(19)	$(15)	$(57)	$(53)
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$61	$(519)	$277	$(471)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	12	17	19	9
Deferred gain (loss) on derivative financial instruments	3	(2)	9	(22)
Other comprehensive income (loss), net of tax	15	15	28	(13)
Total comprehensive income (loss)	76	(504)	305	(484)
Less: Income attributable to noncontrolling interest	—	(1)	(1)	(3)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$76	$(505)	$304	$(487)
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2021	2020
	(in millions)
Cash flows from operating activities
Net income (loss)	$277	$(471)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	227	194
Unrealized losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	17	14
Deferred income taxes	27	(34)
Loss on extinguishment of debt	12	—
Net (gain) loss on divestitures and investments	(26)	2
Non-cash interest expense	3	4
Non-cash stock-based compensation expense	33	600
Changes in operating assets and liabilities:
Accounts receivable, net	(48)	45
Inventories	2	16
Royalty advances	(202)	(41)
Accounts payable and accrued liabilities	(62)	(113)
Royalty payables	172	60
Accrued interest	1	(12)
Operating lease liabilities	(3)	(2)
Deferred revenue	(27)	11
Other balance sheet changes	7	14
Net cash provided by operating activities	410	287
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(459)	(28)
Capital expenditures	(58)	(48)
Investments and acquisitions of businesses, net of cash received	(49)	(11)
Net cash used in investing activities	(566)	(87)
Cash flows from financing activities
Proceeds from issuance of 3.000% Senior Secured Notes due 2031	244	—
Proceeds from increase supplement to Senior Term Loan Facility	325	—
Repayment of 5.500% Senior Notes due 2026	(325)	—
Deferred financing costs paid	(8)	(1)
Call premiums paid on early redemption of debt	(8)	—
Distribution to noncontrolling interest holders	(6)	(6)
Dividends paid	(187)	(281)
Net cash provided by (used in) financing activities	35	(288)
Effect of exchange rate changes on cash and equivalents	10	1
Net decrease in cash and equivalents	(111)	(87)
Cash and equivalents at beginning of period	553	619
Cash and equivalents at end of period	$442	$532
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Equity (Deficit) (Unaudited)

Nine Months Ended June 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2020	88,578,361	$—	421,450,000	$1	$1,907	$(1,749)	$(222)	$(63)	$18	$(45)
Net income	—	—	—	—	—	276	—	276	1	277
Other comprehensive income, net of tax	—	—	—	—	—	—	28	28	—	28
Dividends ($0.36 per share)	—	—	—	—	—	(187)	—	(187)	—	(187)
Stock-based compensation expense	—	—	—	—	27	—	—	27	—	27
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6)	(6)
Exchange of Class B shares for Class A shares	19,234,103	—	(19,234,106)	—	—	—	—	—	—	—
Shares issued under the Plan	4,321,259	—	—	—	—	—	—	—	—	—
Conversion of Class B shares	4,754,626	—	(4,754,626)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	33,205	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	1	1
Balance at June 30, 2021	116,921,554	$—	397,461,268	$1	$1,934	$(1,660)	$(194)	$81	$14	$95

Three Months Ended June 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at March 31, 2021	116,921,411	$—	397,461,268	$1	$1,924	$(1,659)	$(209)	$57	$16	$73
Net income	—	—	—	—	—	61	—	61	—	61
Other comprehensive income, net of tax	—	—	—	—	—	—	15	15	—	15
Dividends ($0.12 per share)	—	—	—	—	—	(62)	—	(62)	—	(62)
Stock-based compensation expense	—	—	—	—	10	—	—	10	—	10
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3)	(3)
Shares issued under Omnibus Incentive Plan	143	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	1	1
Balance at June 30, 2021	116,921,554	$—	397,461,268	$1	$1,934	$(1,660)	$(194)	$81	$14	$95

Nine Months Ended June 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Non-controlling Interest	Total Deficit

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2019	—	$—	505,830,022	$1	$1,127	$(1,177)	$(240)	$(289)	$20	$(269)
Cumulative effect of ASC 842 adoption	—	—	—	—	—	7	—	7	—	7
Cumulative effect of ASC 718 accounting policy change	—	—	—	—	—	33	—	33	—	33
Net loss	—	—	—	—	—	(474)	—	(474)	3	(471)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13)	(13)	—	(13)
Dividends ($0.15 per share)	—	—	—	—	—	(75)	—	(75)	—	(75)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6)	(6)
Modification of stock-based compensation plan	—	—	—	—	769	—	—	769	—	769
Stock-based compensation expense	—	—	—	—	3	—	—	3	—	3
Shares listed through IPO	77,000,000	—	(77,000,000)	—	—	—	—	—	—	—
Other	—	—	4,169,978	—	—	1	—	1	—	1
Balance at June 30, 2020	77,000,000	$—	433,000,000	$1	$1,899	$(1,685)	$(253)	$(38)	$17	$(21)

Three Months Ended June 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Non-controlling Interest	Total Deficit

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at March 31, 2020	—	$—	510,000,000	$1	$1,127	$(1,166)	$(268)	$(306)	$21	$(285)
Net loss	—	—	—	—	—	(520)	—	(520)	1	(519)
Other comprehensive income, net of tax	—	—	—	—	—	—	15	15	—	15
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(5)	(5)
Modification of stock-based compensation plan	—	—	—	—	769	—	—	769	—	769
Stock-based compensation expense	—	—	—	—	3	—	—	3	—	3
Shares listed through IPO	77,000,000	—	(77,000,000)	—	—	—	—	—	—	—
Other	—	—	—	—	—	1	—	1	—	1
Balance at June 30, 2020	77,000,000	$—	433,000,000	$1	$1,899	$(1,685)	$(253)	$(38)	$17	$(21)
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021.
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
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to June 30, 2021 and June 30, 2020 relate to the periods ended June 25, 2021 and June 26, 2020, respectively. For convenience purposes, the Company continues to date its third-quarter financial statements as of June 30. The fiscal year ended September 30, 2020 ended on September 25, 2020.
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
In connection with the IPO, the Company’s board of directors and stockholders approved the Warner Music Group Corp. 2020 Omnibus Incentive Plan, or the “Omnibus Incentive Plan.” The aggregate number of shares of common stock available for issuance under the Omnibus Incentive Plan is 31,169,099 shares of Class A Common Stock over the 10-year period from the date of adoption, including up to 1,000,000 shares of our Class A Common Stock in connection with the IPO. Since the IPO, a total of 61,423 shares of restricted stock have been issued under the Omnibus Incentive Plan to the Company’s directors, which includes zero and 33,062 shares issued during the three and nine months ended June 30, 2021, respectively. Refer to “Stock-Based Compensation” below regarding additional shares issued under our Omnibus Incentive Plan.
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
In February 2021, Access converted 4,754,626 shares of Class B Common Stock to the same number of shares of Class A Common Stock, which it subsequently sold through open market sales, which is reflected as an exchange of Class B Common Stock for Class A Common Stock in the consolidated statements of equity for the nine months ended June 30, 2021.
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
Under the provision of ASC 718, the Company determined the Plan was modified as of June 3, 2020, and as such, converted the awards from liability-classified to equity-classified. Prior to conversion, the Company performed a final measurement of its stock-based compensation liability under the fair value method. Subsequent to the amendment, the awards issued under the Plan will no longer be adjusted for changes in the value of the Company’s common stock. The Company will continue to incur non-cash stock-based compensation expense for awards that were unvested as of the modification date of the Plan and awards issued under the Omnibus Incentive Plan. During the nine months ended June 30, 2021, the Company granted restricted stock units (“RSUs”) under the Omnibus Incentive Plan to eligible employees and executives.
The Company recognized approximately $12 million and $33 million of non-cash stock-based compensation expense for the three and nine months ended June 30, 2021, respectively, of which $10 million and $27 million was recorded to additional paid-in capital, and a remaining $6 million has been classified as a share-based compensation liability as of June 30, 2021. The share-based compensation liability represents executive awards that have not yet been granted under the Omnibus Incentive Plan, where a total value is known and settlement will occur in a variable number of RSUs.
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
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the three and nine months ended June 30, 2021 and 2020, respectively.
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
The following table sets forth the calculation of basic and diluted net income (loss) per common share under the two-class method for the three and nine months ended June 30, 2021 and 2020 (in millions, except share and per share data):

	Three Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income (loss) attributable to Warner Music Group Corp.	$15	$46	$(21)	$(499)
Less: Net income attributable to participating securities	(1)	—	—	—
Net income (loss) attributable to common stockholders	$14	$46	$(21)	$(499)
Denominator
Weighted average shares outstanding	116,890,959	397,461,268	20,307,692	483,796,267
Basic and Diluted EPS	$0.12	$0.12	$(1.03)	$(1.03)

	Nine Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income (loss) attributable to Warner Music Group Corp.	$61	$215	$(7)	$(467)
Less: Net income attributable to participating securities	(4)	—	—	—
Net income (loss) attributable to common stockholders	$57	$215	$(7)	$(467)
Denominator
Weighted average shares outstanding	108,245,599	404,933,311	6,769,231	495,926,718
Basic and Diluted EPS	$0.53	$0.53	$(1.09)	$(0.94)

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
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenue by Type
Digital	$815	$630	$2,298	$1,889
Physical	130	51	422	329
Total Digital and Physical	945	681	2,720	2,218
Artist services and expanded-rights	133	124	431	427
Licensing	74	56	221	207
Total Recorded Music	1,152	861	3,372	2,852
Performance	27	27	92	114
Digital	113	90	316	237
Mechanical	13	8	36	38
Synchronization	34	22	105	92
Other	2	2	7	7
Total Music Publishing	189	149	556	488
Intersegment eliminations	(1)	—	(3)	(3)
Total Revenues	$1,340	$1,010	$3,925	$3,337
Revenue by Geographical Location
U.S. Recorded Music	$504	$358	$1,454	$1,191
U.S. Music Publishing	90	74	277	242
Total U.S.	594	432	1,731	1,433
International Recorded Music	648	503	1,918	1,661
International Music Publishing	99	75	279	246
Total International	747	578	2,197	1,907
Intersegment eliminations	(1)	—	(3)	(3)
Total Revenues	$1,340	$1,010	$3,925	$3,337
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
Physical revenues are generated from the sale of physical products such as vinyl, CDs and DVDs. Revenues from the sale of physical Recorded Music products are recognized upon transfer of control to the customer, which typically occurs once the product has been shipped and the ability to direct use and obtain substantially all of the benefit from the asset have been transferred. In accordance with industry practice and as is customary in many territories, certain products, such as vinyl, CDs and DVDs, are sold to customers with the right to return unsold items. Revenues from such sales are generally recognized upon shipment based on gross sales less a provision for future estimated returns.
Artist services and expanded-rights revenues are generated from artist services businesses and participation in expanded-rights associated with artists, including merchandising, touring, concert promotion, ticketing, sponsorship, fan clubs, artist websites, and artist and brand management. Artist services and expanded-rights contracts are generally short term. Revenue is recognized as or when services are provided (e.g., at time of an artist’s event) assuming collectability is probable. In some cases, the Company is reliant on the artist to report revenue generating activities. For certain artist services and expanded-rights contracts, collectability is not considered probable until notification is received from the artist’s management.
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
Sales Returns and Uncollectible Accounts
In accordance with practice in the recorded music industry and as customary in many territories, certain physical revenue products (such as vinyl, CDs and DVDs) are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future estimated returns.
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
Based on management’s analysis of sales returns, refund liabilities of $29 million and $24 million were established at June 30, 2021 and September 30, 2020, respectively.
Based on management’s analysis of estimated credit losses, reserves of $19 million and $23 million were established at June 30, 2021 and September 30, 2020, respectively.
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
Deferred revenue increased by $347 million during the nine months ended June 30, 2021 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $187 million were recognized during the nine months ended June 30, 2021 related to the balance of deferred revenue at September 30, 2020. There were no other significant changes to deferred revenue during the reporting period.

Performance Obligations
For the nine months ended June 30, 2021 and June 30, 2020, the Company recognized revenue of $57 million and $35 million, respectively, from performance obligations satisfied in previous periods.
Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts containing fixed fees, advances and minimum guarantees. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2021 are as follows:

	Rest of FY21	FY22	FY23	Thereafter	Total
	(in millions)
Remaining performance obligations	$283	$270	$119	$15	$687
Total	$283	$270	$119	$15	$687
5. Comprehensive Income
Comprehensive income, which is reported in the accompanying consolidated statements of equity (deficit), consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging, which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax expense of approximately $3 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2020	$(181)	$(12)	$(29)	$(222)
Other comprehensive income	19	—	9	28
Balances at June 30, 2021	$(162)	$(12)	$(20)	$(194)
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
The Company enters into operating leases for buildings, office equipment, production equipment, warehouses, and other types of equipment. Our leases have remaining lease terms of 1 year to 21 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
Among the Company’s operating leases are its leases for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London. The landlord for both leases is an affiliate of Access. As of June 30, 2021, the aggregate lease liability related to these leases was $128 million.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.
The components of lease expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Lease Cost
Operating lease cost	$13	14	$41	$40
Short-term lease cost	1	—	2	—
Variable lease cost	3	2	8	7
Sublease income	—	—	—	—
Total lease cost	$17	$16	$51	$47
The Company incurred and recorded other occupancy expenses of $3 million and $11 million for the three and nine months ended June 30, 2021, respectively, and $4 million and $13 million for the three and nine months ended June 30, 2020, respectively.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended June 30,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$44	$41
Right-of-use assets obtained in exchange for operating lease obligations	24	12

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	September 30, 2020
	(in millions)
Operating Leases
Operating lease right-of-use assets	$273	$273

Operating lease liabilities, current	$43	$39
Operating lease liabilities, noncurrent	293	299
Total operating lease liabilities	$336	$338

Weighted Average Remaining Lease Term
Operating leases	8 years	8 years
Weighted Average Discount Rate
Operating leases	4.67%	4.58%
Maturities of lease liabilities were as follows:

Years	Operating Leases
(in millions)
2021	$43
2022	55
2023	52
2024	49
2025	47
Thereafter	160
Total lease payments	406
Less: Imputed interest	(70)
Total	$336
As of June 30, 2021, there have been no leases entered into that have not yet commenced.
7. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2020	$1,367	$464	$1,831
Acquisitions (a)	(7)	—	(7)
Other adjustments (b)	12	—	12
Balances at June 30, 2021	$1,372	$464	$1,836
______________________________________
(a)Includes purchase price allocations for acquisitions closed during the nine months ended June 30, 2021 offset by measurement period adjustments for acquisitions which closed during the fiscal year ended September 30, 2020.
(b)Other adjustments during the nine months ended June 30, 2021 represent foreign currency movements.
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

Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	June 30, 2021	September 30, 2020
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,179	$876
Music publishing copyrights	26 years	1,735	1,597
Artist and songwriter contracts	13 years	1,003	862
Trademarks	15 years	96	81
Other intangible assets	6 years	109	84
Total gross intangible asset subject to amortization		4,122	3,500
Accumulated amortization		(2,061)	(1,847)
Total net intangible assets subject to amortization		2,061	1,653
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	156	154
Total net intangible assets		$2,217	$1,807
The increase in intangible assets during the nine months ended June 30, 2021 primarily relates to certain acquisition transactions of music-related assets within recorded music catalogs, music publishing copyrights, and artist and songwriter contracts for approximately $470 million.
8. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	June 30, 2021	September 30, 2020
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2028	1,145	820
3.625% Senior Secured Notes due 2026 (€445 face amount)	531	518
2.750% Senior Secured Notes due 2028 (€325 face amount)	387	379
3.875% Senior Secured Notes due 2030	535	535
3.000% Senior Secured Notes due 2031	800	550
5.500% Senior Notes due 2026 (b)	—	325
Total long-term debt, including the current portion	$3,398	$3,127
Issuance premium less unamortized discount and unamortized deferred financing costs	(31)	(23)
Total long-term debt, including the current portion, net	$3,367	$3,104
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $10 million at both June 30, 2021 and September 30, 2020. There were no loans outstanding under the Revolving Credit Facility at June 30, 2021 or September 30, 2020.
(b)In April 2021, the 5.500% Senior Notes due 2026 were redeemed in full.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of June 30, 2021 Acquisition Corp. had issued and outstanding the 3.625% Senior Secured Notes due 2026, the 2.750% Senior Secured Notes due 2028, the 3.875% Senior Secured Notes due 2030 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
The 3.625% Senior Secured Notes due 2026 are guaranteed by the Company. The Company’s guarantee of the 3.625% Senior Secured Notes due 2026 is full and unconditional. All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-

owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis and the unsecured notes are guaranteed on an unsecured senior basis.
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
On April 15, 2021, Acquisition Corp. redeemed all of the outstanding 5.500% Notes. The redemption price for the 5.500% Notes was approximately $343 million, equivalent to 102.750% of the principal amount of the 5.500% Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was April 15, 2021. The Company recorded a loss on extinguishment of debt of approximately $12 million for the three and nine months ended June 30, 2021, which represents the premium paid on early redemption and unamortized deferred financing costs.
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.00x at June 30, 2021, the applicable margin for Eurodollar loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 20, 2028.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is April 3, 2025.
Maturities of Senior Secured Notes
As of June 30, 2021, there are no scheduled maturities of notes until 2026, when $531 million is scheduled to mature. Thereafter, $1.722 billion is scheduled to mature.
Interest Expense, net
Total interest expense, net was $30 million and $32 million for the three months ended June 30, 2021 and 2020, respectively, and $93 million and $98 million for the nine months ended June 30, 2021 and 2020, respectively. The weighted-average interest rate of the Company’s total debt was 3.4% at June 30, 2021, 3.7% at September 30, 2020 and 4.0% at June 30, 2020.

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
For the three and nine months ended June 30, 2021, the Company recorded an income tax expense of $41 million and $127 million, respectively. The income tax expense for the three months ended June 30, 2021 is higher than the expected tax expense at the statutory tax rate of 21% primarily due to income tax arising from an increase in our net U.K. deferred tax liability due to the change in the U.K. future statutory tax rate, U.S. state and local taxes, foreign income taxes at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by FDII. The income tax expense for the nine months ended June 30, 2021 is higher than the expected tax expense at the statutory tax rate of 21% primarily due to income tax arising from an increase in our net U.K. deferred tax liability due to the change in the U.K. future statutory tax rate, U.S. state and local taxes, foreign income taxes at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by FDII and excess tax benefits from the Plan.
For the three and nine months ended June 30, 2020, the Company recorded an income tax expense of $51 million and $44 million, respectively. The income tax expense for the three months ended June 30, 2020 is higher than the expected tax benefit at the statutory tax rate of 21% primarily due to non-deductible expenses of the Plan, non-deductible transaction costs and non-deductible executive compensation under IRC Section 162(m). The income tax expense for the nine months ended June 30, 2020 is higher than the expected tax benefit at the statutory rate of 21% primarily due to non-deductible expenses of the Plan, non-deductible transaction costs and non-deductible executive compensation under IRC Section 162(m), offset by the tax benefit of the valuation allowance release relating to foreign tax credit carryforwards.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2021 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
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
The Company’s hedged interest rate transactions as of June 30, 2021 are expected to be recognized within three years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 14. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income (expense) in the period measured.
The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
As of June 30, 2021, the Company had outstanding hedge contracts for the sale of $131 million and the purchase of $85 million of foreign currencies at fixed rates that will be settled by September 2021.
As of June 30, 2021, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $20 million of unrealized deferred losses in comprehensive income related to the interest rate swaps. As of September 30, 2020, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $29 million of unrealized deferred losses in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax losses of $4 million and no unrealized pre-tax gains or losses related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the nine months ended June 30, 2021. The Company recorded realized pre-tax losses of $2 million and no unrealized pre-tax gains or losses related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the nine months ended June 30, 2020.
The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the nine months ended June 30, 2021 were $12 million. The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the nine months ended June 30, 2020 were $29 million.

The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at June 30, 2021 and September 30, 2020:

	June 30, 2021 (a)	September 30, 2020 (b)
(in millions)
Other current assets	$—	$—
Other current liabilities	—	—
Other noncurrent assets	—	—
Other noncurrent liabilities	(26)	(38)
______________________________________
(a)$4 million and $4 million of foreign exchange derivative contracts in current asset and liability positions, respectively, and $26 million of interest rate swaps in noncurrent liability positions.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
June 30, 2021
Revenues	$1,152	$189	$(1)	$1,340
Operating income (loss)	197	21	(56)	162
Amortization of intangible assets	39	21	—	60
Depreciation of property, plant and equipment	14	1	4	19
OIBDA	250	43	(52)	241
June 30, 2020
Revenues	$861	$149	$—	$1,010
Operating income (loss)	(160)	14	(287)	(433)
Amortization of intangible assets	30	17	—	47
Depreciation of property, plant and equipment	11	2	2	15
OIBDA	(119)	33	(285)	(371)

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Nine Months Ended	(in millions)
June 30, 2021
Revenues	$3,372	$556	$(3)	$3,925
Operating income (loss)	604	61	(156)	509
Amortization of intangible assets	110	60	—	170
Depreciation of property, plant and equipment	40	4	13	57
OIBDA	754	125	(143)	736
June 30, 2020
Revenues	$2,852	$488	$(3)	$3,337
Operating income (loss)	67	58	(442)	(317)
Amortization of intangible assets	89	52	—	141
Depreciation of property, plant and equipment	42	4	7	53
OIBDA	198	114	(435)	(123)
13. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $28 million and $43 million during the three months ended June 30, 2021 and 2020, respectively, and approximately $92 million and $108 million during the nine months ended June 30, 2021 and 2020, respectively. The Company paid approximately $37 million and $18 million of income and withholding taxes, net of refunds, for the three months ended June 30, 2021 and 2020, respectively, and approximately $89 million and $58 million of income and withholding taxes, net of refunds, for the nine months ended June 30, 2021 and 2020, respectively.
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

On May 13, 2021, the Company’s board of directors declared a cash dividend of $0.12 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on June 1, 2021. The Company paid an aggregate of approximately $62 million and $187 million, or $0.12 and $0.36 per share, in cash dividends to stockholders and participating security holders for the three and nine months ended June 30, 2021, respectively.
COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a global pandemic by the World Health Organization. Government-imposed mandates limiting public assembly and restrictions on non-essential businesses have adversely impacted the Company’s operations for the three and nine months ended June 30, 2021 and June 30, 2020, including touring and live events. While global vaccination efforts are underway and businesses are beginning to reopen, the continued impact of COVID-19, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 cannot be predicted. As such, it is unclear how long the global pandemic will last and to what extent it will impact demand for the Company’s music and related services.
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

In accordance with the fair value hierarchy, described above, the following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2021 and September 30, 2020.

	Fair Value Measurements as of June 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	—	—	(4)	(4)
Other Noncurrent Assets:
Equity Method Investment (b)	—	54	—	54
Equity Investment with Readily Determinable Fair Value (c)	39	—	—	39
Other Noncurrent Liabilities:
Contractual Obligations (a)	—	—	(13)	(13)
Interest Rate Swaps (d)	—	(26)	—	(26)
Total	$39	$28	$(17)	$50

	Fair Value Measurements as of September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	$—	$—	$(2)	$(2)
Other Noncurrent Assets:
Equity Method Investment (b)	—	47	—	47
Other Noncurrent Liabilities:
Contractual Obligations (a)	—	—	(4)	(4)
Interest Rate Swaps (d)	—	(38)	—	(38)
Total	$—	$9	$(6)	$3
______________________________________
(a)This represents contingent consideration related to an acquisition. This is based on a probability weighted performance approach and it is adjusted to fair value on a recurring basis and any adjustments are typically included as a component of operating income in the consolidated statements of operations. This amount was mainly calculated using unobservable inputs such as future earnings performance of the acquiree and the expected timing of the payment.
(b)This represents an equity method investment acquired in fiscal 2019 whereby the Company has elected the fair value option under ASC 825, Financial Instruments (“ASC 825”). The valuation is based upon quoted prices in active markets and model-based valuation techniques to determine fair value.
(c)This represents an equity investment with a readily determinable fair value that was acquired and subsequently became publicly traded during the nine months ended June 30, 2021. The Company has measured its investment to fair value in accordance with ASC 321, Investments—Equity Securities, based on quoted prices in active markets. The Company recognized an unrealized gain on this equity investment of $7 million and $19 million for the three and nine months ended June 30, 2021, respectively, which was recorded as other income in the consolidated statements of operations.
(d)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of June 30, 2021 for contracts involving the same attributes and maturity dates.
The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2020	$(6)
Additions	(11)
Reductions	—
Payments	—
Balance at June 30, 2021	$(17)
Additions to net liabilities during the nine months ended June 30, 2021 include a measurement period adjustment of $7 million to contingent consideration for a fiscal 2020 acquisition.

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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three and nine months ended June 30, 2021 and 2020. In addition, there were no observable price changes events that were completed during the three and nine months ended June 30, 2021 and 2020.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2021, the fair value of the Company’s debt was $3.383 billion. Based on the level of interest rates prevailing at September 30, 2020, the fair value of the Company’s debt was $3.137 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 (the “Quarterly Report”).
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
•the dual class structure of our common stock and Access’s existing ownership of our Class B Common Stock have the effect of concentrating control over our management and affairs and over matters requiring stockholder approval with Access; and
•risks related to other factors discussed under “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
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
•Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2021 and June 30, 2020. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2021 and June 30, 2020, as well as a discussion of our financial condition and liquidity as of June 30, 2021. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
In January 2020, a new strain of coronavirus, COVID-19 (also referred to as “COVID”), was identified in Wuhan, China. On March 11, 2020, the World Health Organization declared a global pandemic. The global pandemic and governmental responses thereto disrupted physical and manufacturing supply chains and required the closures of physical retailers, resulting in declines in our physical revenue streams at the onset of the pandemic. Additionally, stay at home orders, limited indoor and outdoor gatherings and other restrictions have negatively affected our business in other ways, such as, making it difficult to hold live concert tours, adversely impacting our concert promotion business and the sale of merchandise, delaying the release of new recordings and disrupting the production and release of motion pictures and television programs, which negatively affected licensing revenue in our Recorded Music business and synchronization revenue in our Music Publishing business. However, the disruption from the COVID-19 pandemic did accelerate growth of other revenue streams such as fitness and interactive gaming (including augmented reality and virtual reality), which continue to grow. While global vaccination efforts are underway and businesses are beginning to reopen, it is unclear how long the global pandemic will last due to the possibility of new variants, increases in infection rates and renewed government action to slow the spread of the virus, and as such, it cannot be predicted to what extent the global pandemic will continue to impact the demand for our music and related services.
Our results of operations, cash flows and financial condition for both the three and nine months ended June 30, 2021 and June 30, 2020, were adversely affected by the global pandemic despite some recovery in the current quarter as businesses are beginning to reopen. The Company recognized a one-time $2 million credit loss reserve reversal impacting OIBDA for the three and nine months ended June 30, 2021, compared to one-time charges of $13 million impacting OIBDA and a total of $18 million impacting net income for the nine months ended June 30, 2020. No such charges were incurred for the three months ended June 30, 2020.
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
The sale of shares through the offering consisted entirely of secondary shares sold by Access. We did not receive any proceeds resulting from the sale and listing of shares. Going forward, our results of operations will include expenses associated with being a public company, including auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’

fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. For the three and nine months ended June 30, 2021, costs associated with being a public company were $3 million and $9 million, respectively.
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
We incurred non-cash stock-based compensation expense and other related expenses of $14 million and $440 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $36 million and $600 million for the nine months ended June 30, 2021 and June 30, 2020, respectively.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Revenue by Type
Digital	$815	$630	$185	29%
Physical	130	51	79	155%
Total Digital and Physical	945	681	264	39%
Artist services and expanded-rights	133	124	9	7%
Licensing	74	56	18	32%
Total Recorded Music	1,152	861	291	34%
Performance	27	27	—	—%
Digital	113	90	23	26%
Mechanical	13	8	5	63%
Synchronization	34	22	12	55%
Other	2	2	—	—%
Total Music Publishing	189	149	40	27%
Intersegment eliminations	(1)	—	(1)	—%
Total Revenues	$1,340	$1,010	$330	33%
Revenue by Geographical Location
U.S. Recorded Music	$504	$358	$146	41%
U.S. Music Publishing	90	74	16	22%
Total U.S.	594	432	162	38%
International Recorded Music	648	503	145	29%
International Music Publishing	99	75	24	32%
Total International	747	578	169	29%
Intersegment eliminations	(1)	—	(1)	—%
Total Revenues	$1,340	$1,010	$330	33%
Total Revenues
Total revenues increased by $330 million, or 33%, to $1,340 million for the three months ended June 30, 2021 from $1,010 million for the three months ended June 30, 2020. The increase includes $49 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 86% and 14% of total revenue for the three months ended June 30, 2021, respectively, and 85% and 15% of total revenue for the three months ended June 30, 2020, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenues for the three months ended June 30, 2021, respectively, and 43% and 57% of total revenues for the three months ended June 30, 2020, respectively.
Total digital revenues after intersegment eliminations increased by $208 million, or 29%, to $928 million for the three months ended June 30, 2021 from $720 million for the three months ended June 30, 2020. Total digital revenues represented 69% and 71% of consolidated revenues for the three months ended June 30, 2021 and June 30, 2020, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2021 were comprised of U.S. revenues of $458 million and international revenues of $470 million, respectively or 49% and 51% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2020 were comprised of U.S. revenues of $363 million and international revenues of $357 million, respectively, or 50% of total digital revenues for each of U.S. and international revenues.

Recorded Music revenues increased by $291 million, or 34%, to $1,152 million for the three months ended June 30, 2021 from $861 million for the three months ended June 30, 2020. The increase includes $42 million of favorable currency exchange fluctuations. U.S. Recorded Music revenues were $504 million and $358 million, or 44% and 42%, of consolidated Recorded Music revenues for the three months ended June 30, 2021 and June 30, 2020, respectively. International Recorded Music revenues were $648 million and $503 million, or 56% and 58%, of consolidated Recorded Music revenues for the three months ended June 30, 2021 and June 30, 2020, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, physical, licensing, and artist services and expanded-rights revenues. Digital revenue increased by $185 million as a result of the continued growth in streaming services, including growth in emerging streaming platforms such as Facebook, TikTok, and Peloton, strength of releases including the current year release from Cardi B and Masked Wolf as well as carryover success from Dua Lipa, Ed Sheeran, and Ava Max. Revenue from streaming services grew by $192 million, or 33%, to $781 million for the three months ended June 30, 2021 from $589 million for the three months ended June 30, 2020. Digital revenue growth was partially offset by decreases in digital download and other digital declines of $7 million, or 17%, to $34 million for the three months ended June 30, 2021 from $41 million for the three months ended June 30, 2020 due to the continued shift to streaming services. Physical revenue increased by $79 million, or 155%, primarily from higher sales due to an increased demand for vinyl products, increasing retail sales as businesses began to recover from the COVID disruption, as well as the favorable impact of foreign currency exchange rates of $4 million. Artist services and expanded-rights revenue increased by $9 million primarily due to higher direct-to-consumer merchandising revenue at EMP and the favorable impact of foreign currency exchange rates of $8 million, partially offset by the decrease in touring activity resulting from the COVID disruption. Licensing revenue increased by $18 million mainly due to higher broadcast fees and synchronization revenue as businesses began to recover from the COVID disruption, and favorable foreign currency exchange rates.
Music Publishing revenues increased by $40 million, or 27%, to $189 million for the three months ended June 30, 2021 from $149 million for the three months ended June 30, 2020. U.S. Music Publishing revenues were $90 million and $74 million, or 48% and 50%, of consolidated Music Publishing revenues for the three months ended June 30, 2021 and June 30, 2020, respectively. International Music Publishing revenues were $99 million and $75 million or 52% and 50%, of consolidated Music Publishing revenues for the three months ended June 30, 2021 and June 30, 2020, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $23 million, synchronization revenue of $12 million, and mechanical revenue of $5 million. The increase in digital revenue of 26% to $113 million is primarily due to increases in streaming revenue driven by the continued growth in streaming services and timing of new digital deals, partially offset by a shift in the collection of certain writer’s share income from certain digital service providers. This change has no impact on Music Publishing OIBDA, but results in a slight improvement to OIBDA margin. The increase in synchronization revenue is attributable to higher motion picture and commercial income. The increase in mechanical revenue is a result of businesses beginning to recover from the COVID disruption. Performance revenue was flat due to the ongoing COVID impact on bars, restaurants, concerts and live events, partially offset by the favorable impact of foreign currency exchange rates.
Revenue by Geographical Location
U.S. revenue increased by $162 million, or 38%, to $594 million for the three months ended June 30, 2021 from $432 million for the three months ended June 30, 2020. U.S. Recorded Music revenue increased by $146 million, or 41%. The primary driver was the increase of U.S. Recorded Music digital revenue of $85 million driven by the continued growth in streaming services. Increases are also attributable to the increase in U.S. Recorded Music physical revenue of $43 million from higher sales due to an increased demand for vinyl products and increasing retail sales as businesses began to recover from the COVID disruption. U.S. Recorded Music artist services and expanded-rights revenue increased $13 million primarily driven by higher advertising and platform revenues from recent acquisitions. The increase in licensing revenue of $5 million is due to higher synchronization activity. U.S. Music Publishing revenue increased by $16 million, or 22%, to $90 million for the three months ended June 30, 2021 from $74 million for the three months ended June 30, 2020. This was primarily driven by the increase in U.S. Music Publishing of $10 million in digital revenue due to the continued growth in streaming services and timing of new digital deals. The increase in synchronization revenue of $6 million is due to higher motion picture and commercial income. The increase in performance revenue of $2 million is a result of businesses beginning to recover from the COVID disruption. Increases are partially offset by the decrease in mechanical revenue of $1 million driven by the continuing shift to streaming services.

International revenue increased by $169 million, or 29%, to $747 million for the three months ended June 30, 2021 from $578 million for the three months ended June 30, 2020. Excluding the favorable impact of foreign currency exchange rates, International revenue increased by $120 million, or 19%. International Recorded Music revenue increased by $145 million primarily due to increases in digital revenue of $100 million, physical revenue of $36 million, and licensing revenue of $13 million, partially offset by the decrease in artist services and expanded-rights revenue of $4 million. The increase in International Recorded Music digital revenue was due to continued growth in streaming services internationally. International Recorded Music physical revenue increased by $36 million due to the increased demand for vinyl products, increasing retail sales as businesses began to recover from the COVID disruption, and favorable impact of foreign currency exchange rates. International Recorded Music licensing revenue increased by $13 million due to higher broadcast fees, and favorable impact of foreign currency exchange rates. International Recorded Music artist services and expanded-rights revenue decreased by $4 million primarily due to the decrease in touring activity resulting from the COVID disruption. This was offset by growth in EMP direct-to-consumer merchandise revenue and the favorable impact of foreign currency exchange rates of $8 million. International Music Publishing revenue increased from the prior-year quarter by $24 million, or 32%, to $99 million for the three months ended June 30, 2021 from $75 million for the three months ended June 30, 2020. This was primarily driven by the increase in digital revenue of $13 million, synchronization revenue of $6 million, and mechanical revenue of $6 million, partially offset by the decrease in performance revenue of $2 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services and timing of new digital deals. Higher synchronization revenue is primarily driven by higher commercial income. The increase in mechanical revenue is a result of businesses beginning to recover from the COVID disruption and favorable impact of foreign currency exchange rates. The decline in performance revenue is due to the impact from the COVID disruption.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$444	$367	$77	21%
Product costs	237	160	77	48%
Total cost of revenues	$681	$527	$154	29%
Artist and repertoire costs increased by $77 million, to $444 million for the three months ended June 30, 2021 from $367 million for the three months ended June 30, 2020. Artist and repertoire costs as a percentage of revenue decreased to 33% for the three months ended June 30, 2021 from 36% for the three months ended June 30, 2020. The overall decrease as a percentage of revenue is due to revenue mix.
Product costs increased by $77 million, to $237 million for the three months ended June 30, 2021 from $160 million for the three months ended June 30, 2020. Product costs as a percentage of revenue increased to 18% for the three months ended June 30, 2021 from 16% for the three months ended June 30, 2020. The overall increase as a percentage of revenue is due to revenue mix, primarily increases in physical revenue.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$223	$717	$(494)	-69%
Selling and marketing expense	190	133	57	43%
Distribution expense	24	19	5	26%
Total selling, general and administrative expense	$437	$869	$(432)	-50%
______________________________________
(1)Includes depreciation expense of $19 million and $15 million for the three months ended June 30, 2021 and for the three months ended June 30, 2020, respectively.
Total selling, general and administrative expense decreased by $432 million, or 50%, to $437 million for the three months ended June 30, 2021 from $869 million for the three months ended June 30, 2020. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 33% for the three months ended June 30, 2021 from 86% for the three months ended June 30, 2020. This is primarily due to lower non-cash stock-based compensation and other related expenses of $426 million, the prior-year quarter management agreement termination fee and IPO related expenses totaling $86 million. Excluding the expense associated with non-cash stock-based compensation and other related expenses, the prior-year quarter management agreement termination fee and IPO related expenses, selling, general and administrative expense as a percentage of revenue decreased to 32% for the three months ended June 30, 2021 from 34% for the three months ended June 30, 2020.
General and administrative expense decreased by $494 million to $223 million for the three months ended June 30, 2021 from $717 million for the three months ended June 30, 2020. The decrease in general and administrative expense was mainly due to lower non-cash stock-based compensation and other related expenses of $426 million, the prior-year quarter management agreement termination fee and IPO related expenses totaling $86 million, and credit loss reserve reversal, partially offset by increased employee related costs. Expressed as a percentage of revenue, general and administrative expense decreased to 17% for the three months ended June 30, 2021 from 71% for the three months ended June 30, 2020. Excluding the expense associated with non-cash stock-based compensation and other related expenses, the prior-year quarter management agreement termination fee and IPO related expenses, general and administrative expenses as a percentage of revenue decreased to 16% for the three months ended June 30, 2021 from 19% for the three months ended June 30, 2020 due to COVID related revenue impacts in the prior-year quarter.
Selling and marketing expense increased by $57 million, or 43%, to $190 million for the three months ended June 30, 2021 from $133 million for the three months ended June 30, 2020. Expressed as a percentage of revenue, selling and marketing expense increased to 14% for the three months ended June 30, 2021 from 13% for the three months ended June 30, 2020 due to an increase in spend as a percentage of revenue resulting from an increase in variable marketing in Recorded Music driven by the COVID disruption in the prior-year quarter.
Distribution expense was $24 million for the three months ended June 30, 2021 and $19 million the three months ended June 30, 2020. Expressed as a percentage of revenue, distribution expense remained constant at 2% for both the three months ended June 30, 2021 and the three months ended June 30, 2020.
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

	For the Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Net income (loss) attributable to Warner Music Group Corp.	$61	$(520)	$581	—%
Income attributable to noncontrolling interest	—	1	(1)	-100%
Net income (loss)	61	(519)	580	—%
Income tax expense	41	51	(10)	-20%
Income (loss) before income taxes	102	(468)	570	—%
Other expense	18	3	15	—%
Interest expense, net	30	32	(2)	-6%
Loss on extinguishment of debt	12	—	12	—%
Operating income (loss)	162	(433)	595	—%
Amortization expense	60	47	13	28%
Depreciation expense	19	15	4	27%
OIBDA	$241	$(371)	$612	—%
OIBDA
OIBDA increased by $612 million to $241 million for the three months ended June 30, 2021 as compared to a loss of $371 million for the three months ended June 30, 2020 as a result of higher revenues and lower expense associated with non-cash stock-based compensation and other related expenses, the prior-year quarter management agreement termination fee and IPO related expenses, partially offset by higher cost of revenues. Expressed as a percentage of total revenue, OIBDA margin increased to 18% for the three months ended June 30, 2021 from (37)% for the three months ended June 30, 2020. Excluding the expense associated with non-cash stock-based compensation and other related expenses, the prior-year quarter management agreement termination fee and IPO related expenses, OIBDA margin as a percentage of revenue increased to 19% for the three months ended June 30, 2021 from 15% for the three months ended June 30, 2020 due to strong operating performance and margin improvement associated with revenue mix.

Depreciation expense
Our depreciation expense increased by $4 million, or 27%, to $19 million for the three months ended June 30, 2021 from $15 million for the three months ended June 30, 2020. The increase is primarily due to an increase in capital spending and new assets being placed into service.
Amortization expense
Our amortization expense increased by $13 million, or 28%, to $60 million for the three months ended June 30, 2021 from $47 million for the three months ended June 30, 2020. The increase is primarily due to an increase in amortizable intangible assets related to the recent acquisitions of music-related assets.
Operating income (loss)
Our operating income increased by $595 million to $162 million for the three months ended June 30, 2021 from operating loss of $433 million for the three months ended June 30, 2020. The increase in operating income was due to the factors that led to the increase in OIBDA, partially offset by higher depreciation and amortization as noted above.
Loss on extinguishment of debt
We recorded a loss on extinguishment of debt in the amount of $12 million for the three months ended June 30, 2021 which represents the premium paid on early redemption and unamortized deferred financing costs related to the redemption of the 5.500% Notes. There was no loss on extinguishment of debt for the three months ended June 30, 2020.
Interest expense, net
Our interest expense, net, decreased to $30 million for the three months ended June 30, 2021 from $32 million for the three months ended June 30, 2020 due to lower interest rates resulting from debt refinancing, partially offset by a higher principal balance.
Other expense
Other expense for the three months ended June 30, 2021 primarily includes foreign currency losses on our Euro-denominated debt of $12 million and unrealized losses of $5 million on the mark-to-market of equity investments. This compares to foreign currency losses on our Euro-denominated debt of $16 million, unrealized loss on hedging activity of $2 million, and a loss on investment of $1 million, partially offset by unrealized gains of $14 million on the mark-to-market of an equity investment and currency exchange gains on our intercompany loans of $3 million for the three months ended June 30, 2020.
Income tax expense
Our income tax expense decreased by $10 million to $41 million for the three months ended June 30, 2021 from $51 million for the three months ended June 30, 2020. The change of $10 million in income tax expense is due to timing of expense and the impact of the Company’s IPO in the prior-year quarter, partially offset by the impact of higher pre-tax income and the change in the U.K. future statutory tax rate recognized in the current-year quarter.
Net income (loss)
Net income increased by $580 million to $61 million for the three months ended June 30, 2021 from a net loss of $519 million for the three months ended June 30, 2020 as a result of the factors described above.
Noncontrolling interest
There was no income attributable to noncontrolling interest for three months ended June 30, 2021 and $1 million of income attributable to noncontrolling interest for the three months ended June 30, 2020.

Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Recorded Music
Revenues	$1,152	$861	$291	34%
Operating income (loss)	197	(160)	357	—%
OIBDA	250	(119)	369	—%
Music Publishing
Revenues	189	149	40	27%
Operating income	21	14	7	50%
OIBDA	43	33	10	30%
Corporate expenses and eliminations
Revenue eliminations	(1)	—	(1)	—%
Operating loss	(56)	(287)	231	-80%
OIBDA loss	(52)	(285)	233	-82%
Total
Revenues	1,340	1,010	330	33%
Operating income (loss)	162	(433)	595	—%
OIBDA	241	(371)	612	—%
Recorded Music
Revenues
Recorded Music revenue increased by $291 million, or 34%, to $1,152 million for the three months ended June 30, 2021 from $861 million for the three months ended June 30, 2020. U.S. Recorded Music revenues were $504 million and $358 million, or 44% and 42%, of consolidated Recorded Music revenues for the three months ended June 30, 2021 and June 30, 2020, respectively. International Recorded Music revenues were $648 million and $503 million, or 56% and 58%, of consolidated Recorded Music revenues for the three months ended June 30, 2021 and June 30, 2020, respectively.
The overall increase in Recorded Music revenue was mainly driven by increases in digital, physical, licensing, and artist services and expanded-rights revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$323	$271	$52	19%
Product costs	237	160	77	48%
Total cost of revenues	$560	$431	$129	30%
Recorded Music cost of revenues increased by $129 million, or 30%, to $560 million for the three months ended June 30, 2021 from $431 million for the three months ended June 30, 2020. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 28% for the three months ended June 30, 2021 from 31% for the three months ended June 30, 2020. The decrease is primarily attributable to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 21% for the three months ended June 30, 2021 from 19% for the three months ended June 30, 2020. The overall increase as a percentage of revenue is due to revenue mix, primarily increases in physical revenue.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$145	$409	$(264)	-65%
Selling and marketing expense	187	132	55	42%
Distribution expense	24	19	5	26%
Total selling, general and administrative expense	$356	$560	$(204)	-36%
______________________________________
(1)Includes depreciation expense of $14 million and $11 million for the three months ended June 30, 2021 and June 30, 2020, respectively.
Recorded Music selling, general and administrative expense decreased by $204 million, or 36%, to $356 million for the three months ended June 30, 2021 from $560 million for the three months ended June 30, 2020. The decrease in general and administrative expense was primarily due to lower non-cash stock-based compensation and other related expenses of $279 million and credit loss reserve reversal, partially offset by increased employee related costs. The increase in selling and marketing expense was primarily due to increased variable marketing spend driven by the COVID disruption in the prior-year quarter. The increase in distribution expense was primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 31% for the three months ended June 30, 2021 from 65% for the three months ended June 30, 2020. This is primarily due to lower non-cash stock-based compensation and other related expenses of $279 million. Excluding non-cash stock-based compensation expense and other related expenses, selling, general and administrative expense as a percentage of Recorded Music revenue decreased to 30% for the three months ended June 30, 2021 from 32% for the three months ended June 30, 2020 due to COVID related revenue impacts in the prior-year quarter.
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Operating income	$197	$(160)	$357	—%
Depreciation and amortization	53	41	12	29%
OIBDA	$250	$(119)	$369	—%
Recorded Music OIBDA increased by $369 million to $250 million for the three months ended June 30, 2021 from a loss of $119 million for the three months ended June 30, 2020 as a result of higher revenues and lower non-cash stock-based compensation and other related expenses of $279 million, partially offset by higher costs of revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin increased to 22% for the three months ended June 30, 2021 from (14)% for the three months ended June 30, 2020. Excluding the expense associated with non-cash stock-based compensation and other related expenses, OIBDA margin increased to 22% for the three months ended June 30, 2021 from 19% for the three months ended June 30, 2020 due to strong operating performance, revenue mix, and the impact of recent acquisitions.
Recorded Music operating income increased by $357 million to $197 million for the three months ended June 30, 2021 from operating loss of $160 million for the three months ended June 30, 2020 due to the factors that led to the increase in Recorded Music OIBDA noted above, partially offset by higher depreciation from new assets placed into service and an increase in amortizable intangible assets related to the recent acquisitions of music-related assets.
Music Publishing
Revenues
Music Publishing revenues increased by $40 million, or 27%, to $189 million for the three months ended June 30, 2021 from $149 million for the three months ended June 30, 2020. U.S. Music Publishing revenues were $90 million and $74 million, or 48% and 50%, of consolidated Music Publishing revenues for the three months ended June 30, 2021 and June 30, 2020, respectively. International Music Publishing revenues were $99 million and $75 million, or 52% and 50%, of consolidated Music Publishing revenues for the three months ended June 30, 2021 and June 30, 2020, respectively.

The overall increase in Music Publishing revenue was mainly driven by digital, synchronization and mechanical revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$122	$96	$26	27%
Total cost of revenues	$122	$96	$26	27%
Music Publishing cost of revenues increased by $26 million, or 27%, to $122 million for the three months ended June 30, 2021 from $96 million for the three months ended June 30, 2020. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 65% for the three months ended June 30, 2021 from 64% for the three months ended June 30, 2020. This increase is primarily attributable to revenue mix, partially offset by lower royalty expense due to a shift in the collection of certain writer’s share income from certain digital service providers.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$25	$22	$3	14%
Total selling, general and administrative expense	$25	$22	$3	14%
______________________________________
(1)Includes depreciation expense of $1 million and $2 million for the three months ended June 30, 2021 and June 30, 2020, respectively.
Music Publishing selling, general and administrative expense increased by $3 million or 14% to $25 million for the three months ended June 30, 2021 from $22 million for the three months ended June 30, 2020. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 13% for the three months ended June 30, 2021 from 15% for the three months ended June 30, 2020 due to restructuring and COVID related revenue impacts in the prior-year quarter.
Operating income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Operating income	$21	$14	$7	50%
Depreciation and amortization	22	19	3	16%
OIBDA	$43	$33	$10	30%
Music Publishing OIBDA increased by $10 million, or 30%, to $43 million for the three months ended June 30, 2021 from $33 million for the three months ended June 30, 2020. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin increased to 23% for the three months ended June 30, 2021 from 22% for the three months ended June 30, 2020. The increase was due to revenue mix, lower royalty expense due to a shift in the collection of certain writer’s share income from certain digital service providers, and restructuring in the prior-year quarter.
Music Publishing operating income increased by $7 million to $21 million for the three months ended June 30, 2021 from $14 million for the three months ended June 30, 2020 due to the factors that led to the increase in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations decreased by $231 million for the three months ended June 30, 2021 to $56 million from $287 million for the three months ended June 30, 2020, which primarily includes the decrease in non-cash stock-based compensation and other related expenses of $148 million, the prior-year quarter management agreement termination fee and IPO related expenses totaling $86 million, decline in management fees of $3 million, partially offset by higher employee related costs and public company related expenses.
Our OIBDA loss from corporate expenses and eliminations decreased by $233 million for the three months ended June 30, 2021 to $52 million from $285 million for the three months ended June 30, 2020 due to the operating loss factors noted above.

RESULTS OF OPERATIONS
Nine Months Ended June 30, 2021 Compared with Nine Months Ended June 30, 2020
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Revenue by Type
Digital	$2,298	$1,889	$409	22%
Physical	422	329	93	28%
Total Digital and Physical	2,720	2,218	502	23%
Artist services and expanded-rights	431	427	4	1%
Licensing	221	207	14	7%
Total Recorded Music	3,372	2,852	520	18%
Performance	92	114	(22)	-19%
Digital	316	237	79	33%
Mechanical	36	38	(2)	-5%
Synchronization	105	92	13	14%
Other	7	7	—	—%
Total Music Publishing	556	488	68	14%
Intersegment eliminations	(3)	(3)	—	—%
Total Revenues	$3,925	$3,337	$588	18%
Revenue by Geographical Location
U.S. Recorded Music	$1,454	$1,191	$263	22%
U.S. Music Publishing	277	242	35	14%
Total U.S.	1,731	1,433	298	21%
International Recorded Music	1,918	1,661	257	15%
International Music Publishing	279	246	33	13%
Total International	2,197	1,907	290	15%
Intersegment eliminations	(3)	(3)	—	—%
Total Revenues	$3,925	$3,337	$588	18%
Total Revenues
Total revenues increased by $588 million to $3,925 million for the nine months ended June 30, 2021 from $3,337 million for the nine months ended June 30, 2020. The increase includes $116 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 86% and 14% of total revenues for the nine months ended June 30, 2021, respectively, and 85% and 15% of total revenues for the nine months ended June 30, 2020, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% for the nine months ended June 30, 2021, respectively, and 43% and 57% for the nine months ended June 30, 2020, respectively.
Total digital revenues after intersegment eliminations increased by $488 million, or 23%, to $2,613 million for the nine months ended June 30, 2021 from $2,125 million for the nine months ended June 30, 2020. Total digital revenues represented 67% and 64% of consolidated revenues for the nine months ended June 30, 2021 and June 30, 2020, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2021 were comprised of U.S. revenues of $1,308 million and international revenues of $1,306 million, or 50% of total digital revenues for each of U.S. and international revenues. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2020 were comprised of U.S. revenues of $1,094 million and international revenues of $1,032 million, or 51% and 49% of total digital revenues, respectively.

Recorded Music revenues increased by $520 million, or 18%, to $3,372 million for the nine months ended June 30, 2021 from $2,852 million for the nine months ended June 30, 2020. The increase includes $100 million of favorable currency exchange fluctuations. U.S. Recorded Music revenues were $1,454 million and $1,191 million, or 43% and 42%, of consolidated Recorded Music revenues for the nine months ended June 30, 2021 and June 30, 2020, respectively. International Recorded Music revenues were $1,918 million and $1,661 million, or 57% and 58%, of consolidated Recorded Music revenues for the nine months ended June 30, 2021 and June 30, 2020, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, physical, licensing, and artist services and expanded-rights revenues. Digital revenue increased by $409 million as a result of the continued growth in streaming services, including growth in emerging streaming platforms such as Facebook, TikTok, and Peloton as well as strength of releases from Dua Lipa, Ed Sheeran, Ava Max, Cardi B, and Hamilton Cast Recording. Revenue from streaming services grew by $431 million to $2,195 million for the nine months ended June 30, 2021 from $1,764 million for the nine months ended June 30, 2020. Digital revenue growth was partially offset by digital download and other digital declines of $22 million, or 18%, to $103 million for the nine months ended June 30, 2021 from $125 million for the nine months ended June 30, 2020 due to the continued shift to streaming services. Physical revenue increased by $93 million primarily from higher sales due to an increased demand for vinyl products, success of releases including Tom Petty, Mariya Takeuchi, Johnny Hallyday, Kim Hojoong in Korea, and The Yellow Monkey in Japan as well as the favorable impact of foreign currency exchange rates of $16 million. Licensing revenue increased by $14 million due to higher broadcast fees and synchronization activity as businesses began to recover from the COVID disruption and favorable foreign currency exchange rates. Artist services and expanded-rights revenue increased by $4 million primarily due to the favorable impact of foreign currency exchange rates of $25 million and higher direct-to-consumer merchandising revenue at EMP, partially offset by a decrease in touring activity resulting from the impact of the COVID disruption.
Music Publishing revenues increased by $68 million, or 14%, to $556 million for the nine months ended June 30, 2021 from $488 million for the nine months ended June 30, 2020. U.S. Music Publishing revenues were $277 million and $242 million, or 50% and 50%, of consolidated Music Publishing revenues for the nine months ended June 30, 2021 and June 30, 2020, respectively. International Music Publishing revenues were $279 million and $246 million, or 50% and 50%, of Music Publishing revenues for the nine months ended June 30, 2021 and June 30, 2020, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $79 million and synchronization revenue of $13 million, partially offset by decreases in performance revenue of $22 million and mechanical revenue of $2 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services and timing of new digital deals. The increase in synchronization revenue is attributable to higher motion picture and commercial income. The decline in performance revenue is primarily driven by the impact of the COVID disruption. The decline in mechanical revenue is driven by the continuing shift to streaming services and the impact from the COVID disruption.
Revenue by Geographical Location
U.S. revenue increased by $298 million, or 21%, to $1,731 million for the nine months ended June 30, 2021 from $1,433 million for the nine months ended June 30, 2020. U.S. Recorded Music revenue increased by $263 million, or 22%. The primary driver was the increase of U.S. Recorded Music digital revenue of $179 million driven by the continued growth in streaming services. Streaming revenue increased by $189 million, partially offset by $10 million of digital download and other digital declines. Increases are also attributable to the increase in U.S. Recorded Music physical revenue, which increased by $63 million from higher sales due to an increased demand for vinyl products as well as the success of releases including Tom Petty. U.S. Recorded Music artist services and expanded-rights revenue increased by $16 million primarily driven by higher advertising and platform revenues from recent acquisitions. U.S. Music Publishing revenue increased by $35 million to $277 million for the nine months ended June 30, 2021 from $242 million for the nine months ended June 30, 2020. This was primarily driven by the increase in U.S. Music Publishing of $35 million in digital revenue due to the continued growth in streaming services and timing of new digital deals, and increase in synchronization revenue of $6 million due to higher motion picture and commercial income, partially offset by decreases in performance revenue of $2 million due to the impact of the COVID disruption, as well as a decline in mechanical revenue of $3 million from the continuing shift to streaming services.
International revenue increased by $290 million to $2,197 million for the nine months ended June 30, 2021 from $1,907 million for the nine months ended June 30, 2020. Excluding the favorable impact of foreign currency exchange rates, International revenue increased by $174 million or 9%. International Recorded Music revenue increased by $257 million primarily due to increases in digital revenue of $230 million, physical revenue of $30 million, and licensing revenue of $9 million, partially offset by decreases in artist services and expanded-rights revenue of $12 million. The increase in International Recorded Music digital revenue was due to continued growth in streaming services internationally, partially offset by a decline in digital downloads. International Recorded Music physical revenue increased by $30 million primarily due to an increased demand for vinyl products as well as the success of releases including Mariya Takeuchi, Johnny Hallyday, and Kim Hojoong, and favorable impact of foreign currency exchange rates. International Recorded Music licensing revenue increased by $9 million as businesses began to recover from the COVID disruption, as well as favorable foreign currency exchange rates. International Recorded Music artist services and expanded-rights revenue decreased primarily due to the decrease in touring activity resulting from the impact of the COVID disruption. This was offset by growth in EMP direct-to consumer merchandise revenue and the favorable impact of foreign currency exchange rates of $25 million. International Music Publishing revenue increased by $33 million, or 13%, to $279 million for the nine months ended June 30, 2021 from $246 million for the nine months ended June 30, 2020. This was primarily driven by increases in digital revenue of $44 million, synchronization revenue of $7 million, and mechanical revenue of $1 million, partially offset by decreases in performance revenue of $20 million. The increase in digital revenue is primarily due to the increases in streaming revenue driven by the continued growth in streaming services and timing of new digital deals. The increase in synchronization revenue is due to higher commercial income. The increase in mechanical revenue is a result of favorable foreign currency exchange rates, partially offset by the continuing shift to streaming. The decline in performance revenue is due to the impact of the COVID disruption.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$1,288	$1,138	$150	13%
Product costs	702	589	113	19%
Total cost of revenues	$1,990	$1,727	$263	15%
Artist and repertoire costs increased by $150 million, to $1,288 million for the nine months ended June 30, 2021 from $1,138 million for the nine months ended June 30, 2020. Artist and repertoire costs as a percentage of revenue decreased to 33% for the nine months ended June 30, 2021 from 34% for the nine months ended June 30, 2020. The overall decrease as a percentage of revenue is due to revenue mix.
Product costs increased by $113 million, to $702 million for the nine months ended June 30, 2021 from $589 million for the nine months ended June 30, 2020. Product costs as a percentage of revenue remained constant at 18% for the nine months ended June 30, 2021 and June 30, 2020.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$629	$1,240	$(611)	-49%
Selling and marketing expense	544	472	72	15%
Distribution expense	83	74	9	12%
Total selling, general and administrative expense	$1,256	$1,786	$(530)	-30%
______________________________________
(1)Includes depreciation expense of $57 million and $53 million for the nine months ended June 30, 2021 and June 30, 2020, respectively.
Total selling, general and administrative expense decreased by $530 million, or 30%, to $1,256 million for the nine months ended June 30, 2021 from $1,786 million for the nine months ended June 30, 2020. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 32% for the nine months ended June 30, 2021 from 54% for the nine months ended June 30, 2020. This is primarily due to the decreased expense associated with non-cash stock-based compensation and other related expenses of $564 million, the prior-year management agreement termination fee and IPO related expenses totaling $90 million. Excluding non-cash stock-based compensation and other related expenses, the prior-year management agreement termination fee and IPO related expenses, selling, general and administrative expense as a percentage of revenue decreased to 31% for the nine months ended June 30, 2021 from 33% for the nine months ended June 30, 2020.
General and administrative expense decreased by $611 million to $629 million for the nine months ended June 30, 2021 from $1,240 million for the nine months ended June 30, 2020. The decrease in general and administrative expense was mainly due to lower expense associated with non-cash stock-based compensation and other related expenses of $564 million, the prior-year management agreement termination fee and IPO related expenses totaling $90 million, credit loss reserve reversal, and lower overhead due to active cost management efforts, partially offset by increased employee related costs. Expressed as a percentage of revenue, general and administrative expense decreased to 16% for the nine months ended June 30, 2021 from 37% for the nine months ended June 30, 2020. Excluding non-cash stock-based compensation and other related expenses, the prior-year management agreement termination fee and IPO related expenses, general and administrative expense as a percentage of revenue decreased to 15% for the nine months ended June 30, 2021 from 16% for the nine months ended June 30, 2020 due to the factors described above.
Selling and marketing expense increased by $72 million, or 15%, to $544 million for the nine months ended June 30, 2021 from $472 million for the nine months ended June 30, 2020. Expressed as a percentage of revenue, selling and marketing expense remained constant at 14% for both the nine months ended June 30, 2021 and June 30, 2020.
Distribution expense increased by $9 million, or 12%, to $83 million for the nine months ended June 30, 2021 from $74 million for the nine months ended June 30, 2020. Expressed as a percentage of revenue, distribution expense remained constant at 2% for both the nine months ended June 30, 2021 and June 30, 2020.
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

	For the Nine Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Net income (loss) attributable to Warner Music Group Corp.	$276	$(474)	$750	—%
Income attributable to noncontrolling interest	1	3	(2)	-67%
Net income (loss)	277	(471)	748	—%
Income tax expense	127	44	83	—%
Income (loss) before income taxes	404	(427)	831	—%
Other expense	—	12	(12)	-100%
Interest expense, net	93	98	(5)	-5%
Loss on extinguishment of debt	12	—	12	—%
Operating income (loss)	509	(317)	826	—%
Amortization expense	170	141	29	21%
Depreciation expense	57	53	4	8%
OIBDA	$736	$(123)	$859	—%
OIBDA
OIBDA increased by $859 million to $736 million for the nine months ended June 30, 2021 as compared to a loss of $123 million for the nine months ended June 30, 2020 as a result of higher revenues and lower expense associated with non-cash stock-based compensation and other related expenses, the prior-year management agreement termination fee and IPO related expenses, partially offset by higher cost of revenues. Expressed as a percentage of total revenue, OIBDA margin increased to 19% for the nine months ended June 30, 2021 from (4)% for the nine months ended June 30, 2020. Excluding the expense associated with non-cash stock-based compensation and other related expenses, the prior-year management agreement termination fee and IPO related expenses, OIBDA margin as a percentage of revenue increased to 20% for the nine months ended June 30, 2021 from 17% for the nine months ended June 30, 2020 from revenue mix and lower overhead due to active cost management efforts.
Depreciation expense
Our depreciation expense increased by $4 million to $57 million for the nine months ended June 30, 2021 from $53 million for the nine months ended June 30, 2020. This is due to new assets placed into service, partially offset by a one-time charge of $10 million representing the difference between the net book value of a building and its recoverable value in the prior year.
Amortization expense
Our amortization expense increased by $29 million, or 21%, to $170 million for the nine months ended June 30, 2021 from $141 million for the nine months ended June 30, 2020. The increase is primarily due to an increase in amortizable intangible assets related to the acquisition of music-related assets.

Operating income (loss)
Our operating income increased by $826 million to $509 million for the nine months ended June 30, 2021 from operating loss of $317 million for the nine months ended June 30, 2020. The increase in operating income was due to the factors that led to the increase in OIBDA, partially offset by higher depreciation and amortization as noted above.
Interest expense, net
Our interest expense, net, decreased to $93 million for the nine months ended June 30, 2021 from $98 million for the nine months ended June 30, 2020 due to lower interest rates resulting from debt refinancing, partially offset by a higher principal balance due to the issuance of senior secured notes.
Other expense
Other expense for the nine months ended June 30, 2021 primarily includes unrealized gains of $26 million on the mark-to-market of equity investments, offset by foreign currency losses on our Euro-denominated debt of $20 million and currency exchange losses on our intercompany loans of $7 million. This compares to unrealized losses on our Euro-denominated debt of $22 million, $6 million relating to loss on investments, and $2 million unrealized loss on hedging activity, partially offset by currency exchange gains on our intercompany loans of $14 million and unrealized gain of $4 million on the mark-to-market of an equity method investment for the nine months ended June 30, 2020.
Loss on extinguishment of debt
We recorded a loss on extinguishment of debt in the amount of $12 million for the nine months ended June 30, 2021 which represents the premium paid on early redemption and unamortized deferred financing costs related to the redemption of the 5.500% Notes. There was no loss on extinguishment of debt for the nine months ended June 30, 2020.
Income tax expense
Our income tax expense increased by $83 million to $127 million for the nine months ended June 30, 2021 from $44 million for the nine months ended June 30, 2020. The change of $83 million in income tax expense primarily relates to the higher pre-tax income in the current year as compared to pre-tax income before non-deductible executive compensation and transaction costs and release of a valuation allowance of foreign tax credits of $33 million for the nine months ended June 30, 2020.
Net income (loss)
Net income increased by $748 million to $277 million for the nine months ended June 30, 2021 from net loss of $471 million for the nine months ended June 30, 2020 as a result of the factors described above.
Noncontrolling interest
There was $1 million of income attributable to noncontrolling interest for the nine months ended June 30, 2021 and $3 million of income attributable to noncontrolling interest for the nine months ended June 30, 2020.

Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Nine Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Recorded Music
Revenues	$3,372	$2,852	$520	18%
Operating income	604	67	537	—%
OIBDA	754	198	556	—%
Music Publishing
Revenues	556	488	68	14%
Operating income	61	58	3	5%
OIBDA	125	114	11	10%
Corporate expenses and eliminations
Revenue eliminations	(3)	(3)	—	—%
Operating loss	(156)	(442)	286	-65%
OIBDA loss	(143)	(435)	292	-67%
Total
Revenues	3,925	3,337	588	18%
Operating income (loss)	509	(317)	826	—%
OIBDA	736	(123)	859	—%
Recorded Music
Revenues
Recorded Music revenue increased by $520 million, or 18%, to $3,372 million for the nine months ended June 30, 2021 from $2,852 million for the nine months ended June 30, 2020. U.S. Recorded Music revenues were $1,454 million and $1,191 million, or 43% and 42%, of consolidated Recorded Music revenues for the nine months ended June 30, 2021 and June 30, 2020, respectively. International Recorded Music revenues were $1,918 million and $1,661 million, or 57% and 58%, of consolidated Recorded Music revenues for the nine months ended June 30, 2021 and June 30, 2020, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, physical, licensing, and artist services and expanded-rights revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$931	$829	$102	12%
Product costs	702	589	113	19%
Total cost of revenues	$1,633	$1,418	$215	15%
Recorded Music cost of revenues increased by $215 million, or 15%, to $1,633 million for the nine months ended June 30, 2021 from $1,418 million for the nine months ended June 30, 2020. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 28% for the nine months ended June 30, 2021 from 29% for the nine months ended June 30, 2020. The decrease is primarily attributable to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs remained constant at 21% for both the nine months ended June 30, 2021 and June 30, 2020.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$408	$741	$(333)	-45%
Selling and marketing expense	534	463	71	15%
Distribution expense	83	74	9	12%
Total selling, general and administrative expense	$1,025	$1,278	$(253)	-20%
______________________________________
(1)Includes depreciation expense of $40 million and $42 million for the nine months ended June 30, 2021 and June 30, 2020, respectively.
Recorded Music selling, general and administrative expense decreased by $253 million, or 20%, to $1,025 million for the nine months ended June 30, 2021 from $1,278 million for the nine months ended June 30, 2020. The decrease in general and administrative expense was primarily due to lower non-cash stock-based compensation and other related expenses of $365 million, credit loss reserve reversal, and lower overhead due to active cost management efforts, partially offset by increased employee related costs. The increase in selling and marketing expense was primarily due to increased variable marketing spend on higher revenues and new releases. The increase in distribution expense was primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 30% for the nine months ended June 30, 2021 from 45% for the nine months ended June 30, 2020 primarily due to lower non-cash stock-based compensation and other related expenses of $365 million. Excluding non-cash stock-based compensation and other related expenses, selling, general and administrative expense as a percentage of Recorded Music revenue decreased to 30% for the nine months ended June 30, 2021 from 31% for the nine months ended June 30, 2020 due to the factors described above.
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Nine Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Operating income	$604	$67	$537	—%
Depreciation and amortization	150	131	19	15%
OIBDA	$754	$198	$556	—%
Recorded Music OIBDA increased by $556 million, to $754 million for the nine months ended June 30, 2021 from $198 million for the nine months ended June 30, 2020 as a result of higher revenues and lower non-cash stock-based compensation and other related expenses of $365 million, partially offset by higher costs of revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin increased to 22% for the nine months ended June 30, 2021 from 7% for the nine months ended June 30, 2020. Excluding non-cash stock-based compensation and other related expenses, OIBDA, as a percentage of Recorded Music revenue, increased to 23% for the nine months ended June 30, 2021 from 20% for the nine months ended June 30, 2020 due to revenue mix, impact from a recent acquisition and lower costs of revenue and selling, general and administrative expenses as a percentage of total Recorded Music revenue.
Recorded Music operating income increased by $537 million to $604 million for the nine months ended June 30, 2021 from $67 million for the nine months ended June 30, 2020 due to the factors that led to the increase in Recorded Music OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.
Music Publishing
Revenues
Music Publishing revenues increased by $68 million, or 14%, to $556 million for the nine months ended June 30, 2021 from $488 million for the nine months ended June 30, 2020. U.S. Music Publishing revenues were $277 million and $242 million, or 50% and 50%, of consolidated Music Publishing revenues for the nine months ended June 30, 2021 and June 30, 2020, respectively. International Music Publishing revenues were $279 million and $246 million, or 50% and 50%, of consolidated Music Publishing revenues for the nine months ended June 30, 2021 and June 30, 2020, respectively.

The overall increase in Music Publishing revenue was mainly driven by digital and synchronization revenue growth, partially offset by lower performance and mechanical revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$360	$312	$48	15%
Total cost of revenues	$360	$312	$48	15%
Music Publishing cost of revenues increased by $48 million, or 15%, to $360 million for the nine months ended June 30, 2021 from $312 million for the nine months ended June 30, 2020. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 65% for the nine months ended June 30, 2021 from 64% for the nine months ended June 30, 2020, primarily attributable to revenue mix.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Nine Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$74	$65	$9	14%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$75	$66	$9	14%
______________________________________
(1)Includes depreciation expense of $4 million for both the nine months ended June 30, 2021 and June 30, 2020.
Music Publishing selling, general and administrative expense increased to $75 million for the nine months ended June 30, 2021 from $66 million for the nine months ended June 30, 2020 due to higher employee-related costs. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 13% for the nine months ended June 30, 2021 from 14% for the nine months ended June 30, 2020 due to COVID related revenue impacts in the prior year.
Operating income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Nine Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Operating income	$61	$58	$3	5%
Depreciation and amortization	64	56	8	14%
OIBDA	$125	$114	$11	10%
Music Publishing OIBDA increased by $11 million, or 10%, to $125 million for the nine months ended June 30, 2021 from $114 million for the nine months ended June 30, 2020 as a result of higher revenues, partially offset by higher costs of revenue. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin remained constant at 23% for both the nine months ended June 30, 2021 and June 30, 2020.
Music Publishing operating income increased by $3 million to $61 million for the nine months ended June 30, 2021 from $58 million operating income for the nine months ended June 30, 2020 largely due to the factors that led to the increase in Music Publishing OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.

Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations decreased by $286 million to $156 million for the nine months ended June 30, 2021 from $442 million for the nine months ended June 30, 2020 which primarily includes the decrease in non-cash stock-based compensation and other related expenses of $201 million, the prior-year management agreement termination fee and IPO related expenses totaling $90 million, decline in management fees of $9 million and lower overhead due to active cost management efforts, partially offset by higher employee related costs and public company related expenses.
Our OIBDA loss from corporate expenses and eliminations decreased by $292 million to $143 million for the nine months ended June 30, 2021 from $435 million for the nine months ended June 30, 2020 due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at June 30, 2021
At June 30, 2021, we had $3.367 billion of debt (which is net of $31 million of premiums, discounts and deferred financing costs), $442 million of cash and equivalents (net debt of $2.925 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $81 million of Warner Music Group Corp. equity. This compares to $3.104 billion of debt (which is net of $29 million of premiums, discounts and deferred financing costs), $553 million of cash and equivalents (net debt of $2.551 billion) and $63 million of Warner Music Group Corp. deficit at September 30, 2020.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the nine months ended June 30, 2021 and June 30, 2020 are unaudited and have been derived from our consolidated interim financial statements included elsewhere herein.

	Nine Months Ended June 30,
	2021	2020
Cash provided by (used in):
Operating activities	$410	$287
Investing activities	(566)	(87)
Financing activities	35	(288)
Operating Activities
Cash provided by operating activities was $410 million for the nine months ended June 30, 2021 as compared with cash provided by operating activities of $287 million for the nine months ended June 30, 2020. The $123 million increase in cash provided by operating activities was primarily due to an increase in OIBDA offset by a decrease in non-cash equity compensation expense and continued A&R investment driving a use of cash from working capital.
Investing Activities
Cash used in investing activities was $566 million for the nine months ended June 30, 2021 as compared with cash used in investing activities of $87 million for the nine months ended June 30, 2020. The $566 million of cash used in investing activities in the nine months ended June 30, 2021 consisted of $49 million relating to investments and acquisitions of businesses, $58 million relating to capital expenditures and $459 million to acquire music related assets, a portion of which was debt-financed. The $87 million of cash used in investing activities in the nine months ended June 30, 2020 consisted of $11 million relating to investments, $48 million relating to capital expenditures and $28 million to acquire music publishing rights and recorded music catalogs.
Financing Activities
Cash provided by financing activities was $35 million for the nine months ended June 30, 2021 as compared with cash used in financing activities of $288 million for the nine months ended June 30, 2020. The $35 million of cash provided by financing activities for the nine months ended June 30, 2021 consisted of proceeds from debt issuance of $244 million, which was used to fund, the acquisition of music related assets, and proceeds from the increase supplement to the Senior Term Loan Facility of $325 million, partially offset by the redemption of the outstanding aggregate principal amount of $325 million of the 5.500% Senior Notes due 2026, dividends paid of $187 million, call premiums paid on early redemption of the 5.500% Senior Notes due 2026 of $8 million, distributions to noncontrolling interest holders of $6 million and deferred financing costs of $8 million. The $288 million of cash used in financing activities for the nine months ended June 30, 2020 consisted of dividends paid of $281 million, which included a special cash dividend of $206 million, distributions to noncontrolling interest holders of $6 million and deferred financing costs of $1 million.
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
We are continuing our financial transformation initiative, launched in August 2019, to upgrade our information technology and finance infrastructure, including related systems and processes, for which we currently expect upfront costs to be approximately $140 million, which includes capital expenditures of approximately $45 million to $55 million. There has been a slight delay in the timing of the transformation initiative as a result of COVID lasting over a year, but it is still expected to be delivered in fiscal 2022. Annualized run-rate savings from the financial transformation initiative are expected to be between approximately $35 million and $40 million once fully implemented starting in fiscal 2023. We expect that our primary sources of liquidity will be sufficient to fund these expenditures.
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BB+ in July 2021 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba3 in 2020. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 3.4% as of June 30, 2021. Our nearest-term maturity date is in 2026. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
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
The net proceeds of the issuance and sale of the aforementioned Additional Notes of $241 million, in conjunction with cash on hand, were used to fund the acquisition of music-related assets.
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

On April 15, 2021, Acquisition Corp. redeemed all of the outstanding 5.500% Notes. The redemption price for the 5.500% Notes was approximately $343 million, equivalent to 102.750% of the principal amount of the 5.500% Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was April 15, 2021. The Company recorded a loss on extinguishment of debt of approximately $12 million for the three and nine months ended June 30, 2021, which represents the premium paid on early redemption and unamortized deferred financing costs.
Revolving Credit Facility
On January 31, 2018, Acquisition Corp. entered into the revolving credit agreement (as amended by the amendment dated October 9, 2019 and as further amended, amended and restated or otherwise modified from time to time, the “Revolving Credit Agreement”) for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”). On April 3, 2020, Acquisition Corp. entered into an amendment to the Revolving Credit Agreement (the “Second Amendment”) which, among other things, increased the commitments under the Revolving Credit Facility from an aggregate principal amount of $180 million to an aggregate principal amount of $300 million and extended the final maturity of the Revolving Credit Facility from January 31, 2023 to April 3, 2025.
On March 1, 2021, Acquisition Corp. entered into an amendment (the “Revolving Credit Agreement Amendment”) to the Revolving Credit Agreement among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Revolving Credit Agreement Amendment (among other changes) adds certain exceptions and increases the leverage ratio below which Acquisition Corp. can access certain baskets in connection with Acquisition Corp.’s negative covenants, including those related to incurrence of indebtedness, restricted payments and covenant suspension. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
Acquisition Corp. is the borrower under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $300 million and includes a $90 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) plus 1.875% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving LIBOR plus 1.00% per annum, plus, in each case, 0.875% per annum; provided that, for each of clauses (i) and (ii), the applicable margin with respect to such loans is subject to adjustment upon achievement of certain leverage ratios as set forth in a leverage-based pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.00x at June 30, 2021, the applicable margin for Eurodollar loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement).
Existing Debt as of June 30, 2021
As of June 30, 2021, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2028	1,145
3.625% Senior Secured Notes due 2026 (€445 face amount)	531
2.750% Senior Secured Notes due 2028 (€325 face amount)	387
3.875% Senior Secured Notes due 2030	535
3.000% Senior Secured Notes due 2031	800
Total long-term debt, including the current portion	$3,398
Issuance premium less unamortized discount and unamortized deferred financing costs	(31)
Total long-term debt, including the current portion, net	$3,367
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility available at June 30, 2021, less letters of credit outstanding of approximately $10 million at June 30, 2021. There were no loans outstanding under the Revolving Credit Facility at June 30, 2021.

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
On May 13, 2021, the Company’s board of directors declared a cash dividend of $0.12 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on June 1, 2021. The Company paid an aggregate of approximately $62 million and $187 million, or $0.12 and $0.36 per share, in cash dividends to stockholders and participating security holders for the three and nine months ended June 30, 2021, respectively.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of June 30, 2021.
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
The Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on EBITDA, which is defined under the Revolving Credit Agreement. Our ability to borrow funds under the Revolving Credit Facility may depend upon our ability to meet the leverage ratio test at the end of a fiscal quarter to the extent we have drawn a certain amount of revolving loans. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein. EBITDA as defined in the Revolving Credit Facility is based on Consolidated Net Income (as defined in the Revolving Credit Facility), both of which terms differ from the terms “EBITDA” and “net income” as they are commonly used. For example, the calculation of EBITDA under the Revolving Credit Facility, in addition to adjusting net income to exclude interest expense, income taxes and depreciation and amortization, also adjusts net income by excluding items or expenses such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access; (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement); (6) transaction expenses; (7) equity-based compensation expense; and (8) certain extraordinary, unusual or non-recurring items. The definition of EBITDA under the Revolving Credit Facility also includes adjustments for the pro forma impact of certain projected cost savings, operating expense reductions and synergies and any quality of earnings analysis prepared by independent certified public accountants in connection with an acquisition, merger, consolidation or other investment. The Senior Term Loan Facility and the 2020 Secured Indenture use financial measures called “Consolidated EBITDA” or “EBITDA” and “Consolidated Net Income” that have substantially the same definitions to EBITDA and Consolidated Net Income, each as defined under the Revolving Credit Agreement. The 2012 Secured Indenture uses financial measures called “Consolidated EBITDA” or “EBITDA” and “Consolidated Net Income” that have similar (but not the same) definitions to EBITDA and Consolidated Net Income, each as defined under the Revolving Credit Agreement.

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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended June 30, 2021, for the twelve months ended June 30, 2020 and for the three months ended June 30, 2021 and June 30, 2020. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended June 30, 2021. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$278	$(380)	$61	$(519)
Income tax expense (benefit)	106	(33)	41	51
Interest expense, net	122	132	30	32
Depreciation and amortization	294	260	79	62
Loss on extinguishment of debt (a)	46	—	12	—
Net gain on divestitures and sale of securities (b)	(3)	(2)	(2)	—
Restructuring costs (c)	20	22	5	6
Net hedging and foreign exchange losses (gains) (d)	82	(17)	15	15
Management fees (e)	(3)	25	—	17
Transaction costs (f)	4	77	2	73
Business optimization expenses (g)	36	42	12	10
Non-cash stock-based compensation expense (h)	41	622	12	440
Other non-cash charges (i)	(31)	21	5	(12)
Pro forma impact of cost savings initiatives and specified transactions (j)	47	16	10	14
Adjusted EBITDA	$1,039	$785	$282	$189
Senior Secured Indebtedness (k)	$3,117
Leverage Ratio (l)	3.00x
______________________________________
(a)For the three months ended June 30, 2021, reflects a net loss incurred on the early extinguishment of our debt as part of the April 2021 redemption of our 5.500% Senior Notes. The twelve months ended June 30, 2021 also reflects a net loss incurred on the early extinguishment of our debt as part of the redemption of our 4.125% Senior Secured Notes and 4.875% Senior Secured Notes, the tender for and redemption of the 5.000% Senior Secured Notes and the partial repayment of the Senior Term Loan Facility, all of which occurred in the fourth quarter of fiscal 2020.
(b)Reflects net gain on sale of securities and divestitures.
(c)Reflects severance costs and other restructuring related expenses.
(d)Reflects losses (gains) from hedging activities and unrealized losses (gains) due to foreign exchange on our Euro-denominated debt and intercompany transactions.
(e)Reflects management fees and related expenses paid to Access pursuant to the management agreement which was terminated upon completion of the IPO in June 2020.
(f)Reflects mainly integration, transaction and qualifying IPO costs.
(g)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $9 million and $28 million related to our finance transformation for the three and twelve months ended June 30, 2021, respectively, as well as $6 million and $33 million for the three and twelve months ended June 30, 2020, respectively.
(h)Reflects non-cash stock-based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan and the Omnibus Incentive Plan.
(i)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market of an equity method investment, investment losses (gains) and other non-cash impairments.
(j)Reflects expected savings resulting from transformation initiatives and pro forma impact of specified transactions for the three and twelve months ended June 30, 2021. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $15 million increase in the twelve months ended June 30, 2021 Adjusted EBITDA.
(k)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $3.367 billion less cash of $250 million.
(l)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of June 30, 2021 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2020, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2021, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2020.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of June 30, 2021, the Company had outstanding hedge contracts for the sale of $131 million and the purchase of $85 million of foreign currencies at fixed rates. Subsequent to June 30, 2021, certain of our foreign exchange contracts expired.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2021, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $5 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.398 billion of principal debt outstanding at June 30, 2021, of which $1,145 million was variable-rate debt and $2.253 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At June 30, 2021, 66% of the Company’s debt was at a fixed rate. In addition, as of June 30, 2021, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $1,145 million of U.S. dollar-denominated variable-rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt. As of June 30, 2021, the Company’s interest rate swaps are expected to mature within three years.
Based on the level of interest rates prevailing at June 30, 2021, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.383 billion. Further, as of June 30, 2021, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $19 million or increase the fair value of the fixed-rate debt by approximately $35 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 global pandemic. The Company will continue to monitor and assess the impact of the COVID-19 situation and our ability to maintain the design and operating effectiveness of internal controls over financial reporting.

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

Exhibit Number	Exhibit Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended June 30, 2021, filed on August 3, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity (Deficit) and (vi) Notes to Consolidated Interim Financial Statements
104*	Cover Page to this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
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
August 3, 2021

WARNER MUSIC GROUP CORP.

By:	/s/ STEPHEN COOPER
Name: Title:	Stephen Cooper Chief Executive Officer (Principal Executive Officer)

By:	/s/ ERIC LEVIN
Name: Title:	Eric Levin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)