Form 10-K
period 2021-09-30
Warner Music Group Corp.
filed 2021-11-23
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of March 26, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.4 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. Shares of the registrant’s common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of November 18, 2021, there were 123,074,992 shares of Class A Common Stock and 391,460,831 shares of Class B Common Stock of the registrant outstanding. The registrant has filed all Exchange Act reports for the preceding 12 months.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 24, 2021.

WARNER MUSIC GROUP CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms or the negative thereof. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include, without limitation, our ability to compete in the highly competitive markets in which we operate, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music, including through new distribution channels and formats to capitalize on the growth areas of the music entertainment industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music entertainment industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, our success in limiting piracy, the growth of the music entertainment industry and the effect of our and the industry’s efforts to combat piracy on the industry, our intention and ability to pay dividends or repurchase or retire our outstanding debt or notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, our ability to fund our future capital needs and the effect of litigation on us.
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
•the diversity and quality of our recording artists, songwriters and releases;
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
•new legislation that affects the terms of our contracts with recording artists and songwriters;
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
•the fact that our debt agreements contain restrictions that may limit our flexibility in operating our business;
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
You should read this Annual Report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Annual Report are qualified by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Other risks, uncertainties and factors, including those discussed in Item 1A. Risk Factors herein, could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the factors described in Item 1A to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

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
Initial Public Offering
On June 5, 2020, the Company went public again and completed an initial public offering (“IPO”) of Class A common stock of the Company, par value $0.001 per share (“Class A Common Stock”). The Company listed its shares on the NASDAQ stock market under the ticker symbol “WMG.” The offering consisted entirely of secondary shares sold by Access Industries, LLC (collectively with its affiliates, “Access”) and certain related selling stockholders.
Following the completion of the IPO, Access and its affiliates continue to hold all of the Class B common stock of the Company, par value $0.001 per share (“Class B Common Stock”), representing approximately 98% of the total combined voting power of the Company’s outstanding common stock and approximately 76% of the economic interest. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ. See Item 1A. Risk Factors — Risks Related to Our Controlling Stockholder.
Our Company
We are one of the world’s leading music entertainment companies. Our renowned family of iconic record labels, including Atlantic Records, Warner Records, Elektra Records and Parlophone Records, is home to many of the world’s most popular and influential recording artists. In addition, Warner Chappell Music, our global music publishing business, boasts an extraordinary catalog that includes timeless standards and contemporary hits, representing works by over 100,000 songwriters and composers, with a global collection of more than one million musical compositions. Our entrepreneurial spirit and passion for music has driven our recording artist and songwriter focused innovation for decades.
Our Recorded Music business, home to superstar recording artists such as Ed Sheeran, Bruno Mars, Cardi B and Dua Lipa, generated $4.544 billion of revenue in fiscal 2021, representing 86% of total revenues. Our Music Publishing business, which includes esteemed songwriters such as Twenty One Pilots, Lizzo and Katy Perry, generated $761 million of revenue in fiscal 2021, representing 14% of total revenues. We benefit from the scale of our global platform and our local focus.
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
Our commercial innovation is crucial to maintaining our momentum. We have championed new business models and empowered established players, while protecting and enhancing the value of music. We were the first major music entertainment company to strike landmark deals with important companies such as Apple, YouTube and Tencent Music Entertainment Group, as well as with pure-play music technology companies such as MixCloud, SoundCloud and Audiomack. We adapted to streaming faster than other major music entertainment companies and, in 2016, were the first such company to report that streaming was the largest source of our recorded music revenue. Looking into the future, we believe the universe of opportunities will continue to expand, including through the proliferation of new devices such as smart speakers and the monetization of music on social media, fitness and other platforms. We believe advancements in technology will continue to drive consumer engagement and shape a growing and vibrant music entertainment ecosystem.
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
The purchase of Parlophone Label Group (“PLG”) in 2013 strengthened the Company’s presence in core European territories, with recording artists as diverse as Coldplay, David Bowie, David Guetta and Iron Maiden. That acquisition was followed by other investments that further strengthened the Company’s footprint in established and emerging markets. Other milestones include the Company’s acquisitions of direct-to-audience businesses such as entertainment specialty e-tailer EMP Merchandising, live music application Songkick and youth culture platform UPROXX.
Industry Overview
The music entertainment industry is large, global and vibrant. The recorded music and music publishing industries are growing, driven by consumer and demographic trends in the digital consumption of music.
Consumer Trends and Demographics
Consumers today engage with music in more ways than ever. According to the International Federation of the Phonographic Industry (“IFPI”), global consumers spent 18.4 hours listening to music each week in 2020. Demographic trends and digital music penetration have been key factors in driving growth in music consumption. Younger consumers typically are early adopters of new technologies, including music-enabled devices. According to Nielsen, in 2019, 58% of teens in the United States between the ages of 13 and 17 and 45% of millennials in the United States between the ages of 18 and 34 used their smartphones to listen to music on a weekly basis, as compared to a 40% average for all U.S. consumers. According to IFPI, in 2020, smartphones were the device on which people listened to most music and comprised 40% of all music listening time across all age groups, up from 29% in 2019. Smartphones were followed by music listening on computers (19.2%), on the radio (13.4%), on a music system / hi-fi or turntable (7.9%), with portable Bluetooth speakers or smart speakers comprising 7.6% of all music listening in 2020. Additionally, according to IFPI, in the physical sales space, vinyl revenues grew for the 14th consecutive year in 2020, and it was the number one selling physical music format in 17 countries (up from 10 in 2019).

Members of older demographic groups are also increasing their music engagement. According to an IFPI survey of 19 leading geographic markets in 2019, 54% of 35- to 64-year-olds used a streaming service to listen to music in the past month, representing an increase from 46% in 2018, which was the highest rate of growth for use of streaming services across all age groups.
Music permeates our culture across age groups, as evidenced by the footprint that music has across social media. According to the Recording Industry Association of America (“RIAA”), as of September 2021, 6 out of the top 10 most followed accounts on Twitter belong to musicians, and according to YouTube, the majority of videos that have achieved more than one billion lifetime views as well as the top 10 most watched videos of all time, belong to musicians.
Recorded Music
The recorded music industry generated $21.6 billion in global revenue in 2020, according to IFPI, which represents a year-over-year increase of 7.4%, marking the sixth consecutive year of growth. According to IFPI, global recorded music revenue has grown at a CAGR of 8% since 2016.
IFPI measures the recorded music industry on a global scale based on five revenue categories: streaming, downloads and other digital (excluding streaming), physical, synchronization and performance rights. Streaming is the largest of these categories, generating $13.4 billion of revenue in 2020, representing 62% of global recorded music revenue. Within streaming, subscription audio streams generated approximately 74% of revenue, or $9.9 billion, with the remainder of streaming revenue coming from ad-supported audio streams and video streams, which generated 26% of revenue, or $3.5 billion. Overall, streaming grew by 19.9% in 2020 as compared to 2019. Physical represented approximately 19% of global recorded music revenue in 2020, with growth in formats such as vinyl partially offsetting declines in CD sales. Performance rights revenue represents the use of recorded music by broadcasters and public venues, and represented approximately 11% of global recorded music revenue in 2020. Downloads and other digital revenue represented approximately 6% of global recorded music revenue in 2020. Synchronization revenue is generated from the use of recorded music in advertising, film, video games and television content, and represented 2% of global recorded music revenue in 2020.
Global Recorded Music Industry Revenues 2016 to 2020 ($ in billions)
Source: IFPI
From a geographical standpoint, the largest markets for recorded music in 2020 were the United States, Japan, the United Kingdom, Germany, France, South Korea, China, Canada, Australia and the Netherlands. The graphic below sets out the top ten markets and their respective revenue growth for 2020.

Source: IFPI
We believe the following secular trends will continue to drive growth in the recorded music industry:
Streaming Still in Early Stages of Global Adoption and Penetration
According to IFPI, global paid music streaming subscribers totaled 443 million at the end of 2020. While this represents an increase of 30% from 341 million in 2019, it still represents less than 12% of the 3.6 billion smartphone users globally in 2020, according to Newzoo. It also represents a small fraction of the user bases for large, globally scaled digital services such as Facebook, which reported 2.9 billion monthly users across its services as of September 2021, and YouTube, which reported over 2.3 billion unique monthly users as of October 2021. On-demand audio streaming reached 870 billion streams in the United States in 2020, according to Nielsen, and this growth is expected to continue. According to Nielsen, as of July 2020, 51% of adults in the U.S. (calculated across four demographic cohorts—Generation Z, Millennials, Generation X and Baby Boomers) reported that they are spending more time with music during the COVID-19 pandemic. Further, according to Nielsen, 56% of adults in the U.S. who added an entertainment subscription during the COVID-19 pandemic added a music streaming subscription, and 87% of those who added a music subscription intend to keep the music subscription after the pandemic passes.
The potential of global paid streaming subscriber growth is demonstrated by the penetration rates in early adopter markets. Approximately 43% of the population in Sweden, where Spotify was founded, was estimated to be paid music subscribers in 2020, according to Goldman Sachs. This compares to approximately 27% and 18% for established markets such as the United States and Germany, respectively. Moreover, paid digital music subscribers in Japan, the world’s second-largest recorded music market in 2020 according to IFPI, still only represented approximately 8% of the population, according to Goldman Sachs. There also remains substantial opportunity in emerging markets, such as Brazil and India, where smartphone penetration is low compared to developed markets. For example, according to Statista, smartphone penetration for Brazil and India as of December 2020 was 51% and 32%, respectively, compared to 82% in the United States.
China, in particular, represents a substantial growth market for the recorded music industry. Digital music monetization models, including paid streaming and virtual gifting (which refers to the purchase of a digital, non-durable, non-physical item (e.g., an emoji) that is delivered to another person often during a live karaoke performance), created the foundation for the recorded music industry to overcome piracy and generate revenue in China. According to Goldman Sachs, paid streaming models are at an early stage in China, with an estimated 4% paid streaming penetration rate in 2020. Despite its substantial population, China was the world’s seventh-largest music market in 2020, having only broken into the top 10 in 2017.

Opportunities for Improved Streaming Pricing
In addition to paid subscriber growth, we believe that, over time, streaming revenues will increase due to pricing increases as the broader market further develops. Streaming services are already at the early stages of experimenting with price increases. For example, in 2020 Spotify increased monthly prices for its services in Australia and several European and South American markets, and in 2021 Spotify increased prices in the U.S., the U.K. and other European markets. Spotify has reported positive early results, having seen no meaningful impacts to churn or customer intake in these markets. We believe the value proposition that streaming provides to consumers supports premium product initiatives.
Technology Enables Innovation and Presents Additional Opportunities
Technological innovation has helped facilitate the penetration of music listening across locations, including homes, offices and cars, as well as across devices, including smartphones, tablets, wearables, digital dashboards, gaming consoles, smart speakers, exercise equipment, personal computers and connected TVs. These technologies represent advancements that are deepening listener engagement and driving further growth in music consumption.
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
Format and Monetization Model Innovation. Short-form music and music-based video content has grown rapidly, driven by the growth of global social video applications such as TikTok, which features short videos often set to music. According to Sensor Tower, TikTok was the most downloaded and highest grossing non-game app globally in the first half of 2021, reaching nearly 383 million first-time installs. Such applications have the potential for mass adoption, illustrating the opportunity for additional platforms of scale to be created to the benefit of the music entertainment industry. These platforms enable incremental consumption of music appealing to varied, and often younger, audiences. From a recording artist’s perspective, these platforms have the potential to rewrite the path to stardom. For example, our recording artist, Fitz & the Tantrums, an American band, rose to international fame in 2018 as their song “HandClap” went viral in Asia on TikTok. Fitz & the Tantrums quickly topped the international music charts in South Korea and surpassed one billion streams in China. Short-form music and music-based video content have also become increasingly popular on social media platforms such as Facebook, Instagram and YouTube (through its recent introduction of “Shorts”), further illustrating the growing number of potential pathways through which recording artists may gain consumer exposure and grow connections with their fans.
Music Publishing
Music publishing involves the acquisition of rights to, and the licensing of, musical compositions (as opposed to sound recordings) from songwriters, composers or other rights holders. According to Music & Copyright, the music publishing industry generated $5.9 billion in global revenue in 2020, representing an approximate 5.2% increase from $5.6 billion in 2019 (following an increase in global music publishing revenues of 2% from 2018 to 2019).
Music publishing revenues are classified by Music & Copyright as coming from four main royalty sources: digital; mechanical; performance; and synchronization. In 2020, digital, which accounted for approximately 55% of global revenue, represented the largest and fastest-growing component of industry revenues, while performance, which accounted for approximately 20%, represented the second-largest component of industry revenues. Synchronization accounted for approximately 17% of global revenue in 2020. Mechanical revenues from traditional physical music formats (e.g., vinyl, CDs, DVDs), which accounted for approximately 7% of global revenue in 2020, have continued to fall while digital revenues have grown to offset this decline.

Global Music Publishing Industry Revenues 2016 to 2020 ($ in billions)
Positive Regulatory Trends
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
European Union Copyright Directive. In 2019, the European Union (“EU”) passed legislation which will rein in safe harbors from liability for copyright infringement and rebalance the online marketplace to ensure that rightsholders and recording artists are remunerated fairly when their music is shared online by user-uploaded content services such as YouTube.
Our Competitive Strengths
Well-Positioned to Benefit from Growth in the Global Music Market Driven by Streaming. The music entertainment industry has undergone a transformation in the consumption and monetization of content towards streaming over the last five years. According to the IFPI, from 2016 through 2020, global recorded music revenue grew at a CAGR of 8%, with streaming revenue growing at a CAGR of 31% and increasing as a percentage of global recorded music revenue from 29% to 62% over the same period. By comparison, from fiscal year 2016 to fiscal year 2020, our recorded music streaming revenue grew at a CAGR of 28% and increased as a percentage of our total recorded music revenues from 33% to 63%. We believe our innovation-focused operating strategy with an emphasis on genres that over-index on streaming platforms (e.g., hip-hop and pop) has consistently allowed our digital revenue growth to keep pace with the market, highlighted by our becoming the first major music entertainment company to report that our streaming revenue was the largest source of recorded music revenue in 2016.

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
Established Presence in Growing International Markets, Including China. We believe we will benefit from the growth in international markets due to our local A&R focus, as well as our local and global marketing and distribution infrastructure that includes a network of subsidiaries, affiliates, and non-affiliated licensees and sub-publishers in more than 70 countries. We are developing local talent to achieve regional, national and international success. We have expanded our global footprint over time by acquiring independent recorded music and music publishing businesses, catalogs and recording artist and songwriter rosters in China, Indonesia, Poland, Russia and South Africa, among other markets. In addition, we have increased organic investment in heavily populated emerging markets by, for example, launching Warner Music Middle East, our recorded music affiliate covering 17 markets across the Middle East and North Africa with a total population of 460 million people. We have also strengthened our Warner Music Asia executive team with new appointments and promotions.
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
Differentiated Platform of Scale with Top Industry Position. With over $4.5 billion in annual recorded music revenues, over half of which are generated outside of the United States, we believe our platform is differentiated by the scale, reach and broad appeal of our music. Our collection of owned and controlled recordings and musical compositions, spanning a large variety of genres and geographies over many decades, cannot be replicated. As one of three major music entertainment companies, our industry position remains strong and poised for continued growth. As reported in Music & Copyright, our global recorded music market share has increased approximately 3% from 2011 to 2020, growing from 15.1% to 15.6%. In addition, according to Nielsen, Atlantic Records was the No. 1 record label on the Billboard 200 in the United States in 2017, 2018 and 2019.
Star-Making, Culture-Defining Core Capabilities. For decades, our A&R strategy of identifying and nurturing recording artists and songwriters with the talents to be successful has yielded an extensive catalog of iconic music across a wide breadth of musical genres and marquee brands all over the world. Our marketing and promotion departments provide a comprehensive suite of solutions that are specifically tailored to each of our recording artists and carefully coordinated to create the greatest sales momentum for new and catalog releases alike. The development of our vibrant roster of recording artists has been informed by our significant experience in being able to adapt to changes in consumer trends and sentiment over time. Our creative instincts yield custom strategies for each and every one of our recording artists.
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
Strong Financial Profile with Robust Growth, Operating Leverage and Free Cash Flow Generation. For fiscal year 2019 through fiscal year 2021, we have grown as-reported revenues at a CAGR of 9%, and on a constant-currency basis, at a CAGR of 9%, driven by secular tailwinds, organic reinvestment in A&R and strategic acquisitions, partially offset by the impact of the business disruption resulting from the COVID-19 pandemic. For our fiscal year 2021, our business generated net income and Adjusted EBITDA of $307 million and $1,090 million, respectively, implying an Adjusted EBITDA margin of approximately 21%. We believe our financial profile provides a strong foundation for our continued growth.
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
Expand Global Presence with Investment in Local Music in Nascent Markets. We recognize that music is inherently local in nature, shaped by people and culture. In 2020, at least 80% of the 50 top-selling singles in Brazil, Mexico, Argentina, Japan, and South Korea were performed by or featured local artists. In addition, at least 50% of the 50 top-selling singles in Sweden and Italy were performed by or featured local artists. One of our vital business functions is to help our recording artists and songwriters solve the complexities associated with a fragmented, global market of mixed musical tastes. We have found that investment in local music provides the best opportunity to understand these nuances, and we have made it a strategic priority to seek out investment opportunities in emerging markets. For example, we opened an office in the Middle East and North Africa region to prepare for the forecasted rise in smartphone penetration and projected uptake in digital music. These investments are made with the purpose of increasing our understanding of local market dynamics and popularizing our current roster of recording artists and songwriters around the world.
Embrace Commercial Innovation with New Digital Distributors and Partners. We believe the growth of digital formats will continue to create new and powerful ways to distribute and monetize our music. We were the first major music company to strike landmark deals with important companies such as Apple, YouTube, Peloton, Twitch and Tencent Music Entertainment Group, as well as with pure-play music technology companies such as MixCloud, SoundCloud and Audiomack. We believe that the continued development of new digital channels for the consumption of music and increasing access to digital music services present significant promise and opportunity for the music entertainment industry. We are also focused on investing in emerging music technologies, demonstrated by our launch of WMG Boost, a seed-stage investment fund for start-ups in the music entertainment industry and through partnerships with entrepreneurial incubators such as TechStars. We intend to continue to extend our technological reach by executing deals with new partners and developing optimal business models that will enable us to monetize our music across various platforms, services and devices. We also intend to continue to support and invest in emerging technologies, including artificial intelligence, artificial reality, virtual reality, high-resolution audio and other technologies to continue to build new revenue streams and position ourselves for long-term growth.
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
Recorded Music (86%, 85% and 86% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively)
Our Recorded Music business primarily consists of the discovery and development of recording artists and the related marketing, promotion, distribution, sale and licensing of music created by such recording artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing, distributing and selling music to marketing and promoting recording artists and their music.
In the United States, our Recorded Music business is conducted principally through our major record labels—Atlantic Records and Warner Records. In October 2018, we launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels. Our Recorded Music business also includes Rhino Entertainment, a division that specializes in marketing our recorded music catalog primarily through reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music business through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’ Records, Warner Classics and Warner Music Nashville.
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
We maximize the value of our catalog of recorded music through our Rhino Entertainment business unit and through activities of each of our record labels. We use our catalog as a source of material for re-releases, box sets and special package releases, which provide consumers with incremental exposure to familiar music and recording artists. Rhino Entertainment also releases new music from legacy recording artists and markets and promotes the name and likeness of certain artist estates and brands.
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
Our recording contracts with established artists generally provide for greater advances and higher royalty rates. Typically, such contracts entitle us to fewer albums, and, of those, fewer are optional albums. In contrast to new artists’ contracts, which, with certain territorial or other exceptions, customarily give us ownership in the artist’s work for the full term of the copyright or a long-term exclusive license, established artists’ contracts more commonly provide us with an exclusive license for some fixed period of time. It is not unusual for us to renegotiate contract terms with a successful artist during the term of their existing contracts, sometimes in return for an increase in the number of albums that the artist is required to deliver.
With certain territorial or other exceptions, our recording contracts with new artists typically grant us ownership in the artist’s work for the full term of copyright or a long-term exclusive license. See “—Intellectual Property—Copyrights.” United States copyright law permits authors or their estates to terminate an assignment or license of copyright (for the United States only) after a set period of time in certain circumstances. See “Risk Factors—We face a potential loss of catalog to the extent that our recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.”

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
Sales and Digital Distribution
We generate revenues from the new releases of current artists and our catalog of recordings. In addition, we actively repackage music from our catalog to form new releases. Our revenues are generated in digital formats including streaming and downloads, CD format, as well as through historical formats, such as vinyl albums.
In connection with the digital distribution of our music, we currently partner with a broad range of digital music services, such as Amazon, Apple, Deezer, KKBox, Spotify, Telefonica, Tencent Music Entertainment Group, YouTube and Google, and are actively seeking to develop and grow our digital business. We also sell traditional physical formats through both the online distribution arms of traditional retailers such as target.com and walmart.com and traditional online physical retailers such as amazon.com, bestbuy.com and barnesandnoble.com. Streaming services stream our music on an ad-supported or paid subscription basis. In addition, downloading services download our music on a per-album or per-track basis. In digital formats, per-unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and license digital products, it is reasonable to expect that we will generally derive a higher contribution margin from streaming and downloads than from physical sales. We sell our physical recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music.
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
We enter into license agreements with digital music services to make our music available for access in digital formats (e.g., streaming and downloads). We then provide digital assets for our music to these services in an accessible form. Our license agreements with these services establish our fees for the distribution of our music, which vary based on the service. We typically receive accounting from these services on a monthly basis, detailing the distribution activity, with payments rendered on a monthly basis. Our license agreements with digital music services generally last one to three years. In fiscal year 2021, Recorded Music revenue earned under our license agreements with our top three digital music accounts, Spotify, Apple and YouTube, accounted for approximately 45% of our Recorded Music revenues.
Since the emergence of digital formats, our business has become less seasonal in nature and driven more by the timing of our releases.

Music Publishing (14%, 15% and 14% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively)
While Recorded Music is focused on marketing, promoting, distributing and licensing a particular recording of a musical composition, Music Publishing is an intellectual property business focused on generating revenue from uses of the musical composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business shares the revenues generated from use of the musical compositions with the songwriter or other rightsholders.
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles, and through various subsidiaries, affiliates, and non-affiliated licensees and sub-publishers. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 100,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, electronic, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
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
In the digital world, consumers have more than 70 million tracks at their fingertips, growing at a rate of approximately 60,000 songs per day. The sheer volume of music being released on digital music services is making it harder for recording artists and songwriters to stand out and get noticed. At the same time, music that is fresh and original is currently what resonates most strongly on digital music services. We believe our Recorded Music and Music Publishing businesses remain not just relevant, but essential to the booming music entertainment economy. Our proven ability to cut through the noise is more necessary and valuable than ever.
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

Global Reach and Local Expertise
As of September 30, 2021, we employed approximately 5,900 persons around the world. This means we can build local fan bases for international recording artists and songwriters, as well as supply the network to deliver worldwide fame. Our local strength fuels our global impact and vice versa. We employ a global priority system to provide as many recording artists as possible a genuine shot at success. Our approach combines a deep understanding of local cultures, with a close-knit, nimble team that is in constant communication around the world.
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
•Global superstars such as Ed Sheeran, Cardi B, Bruno Mars, Lizzo, Coldplay, Dua Lipa, Michael Bublé, Kelly Clarkson, David Guetta, Kenny Chesney, Madonna, Neil Young, Prince, Pink Floyd, David Bowie, Fleetwood Mac, Aretha Franklin and The Smiths.
•Next-generation talent including Roddy Ricch, Saweetie, Tones and I, Justin Quiles, Burna Boy, Charli XCX, Jack Harlow, Bebe Rexha, Dan + Shay, Ashnikko, PinkPantheress and CKay.
•International stars such as Anitta, Aya Nakamura, TWICE, Ava Max, Capo Plaza, Pablo Alborán, Udo Lindenberg and Laura Pausini.
Our Music Publishing business includes musical compositions by:
•Superstars such as Madonna, William Corgan, Belly, Cardi B, Bruno Mars, Anderson Paak, Lizzo, Tones and I, Pablo Alborán, Lin Manuel Miranda, Chris Stapleton, Dan + Shay, Tayla Parx, Damon Albarn, Dave Mustaine and Kacey Musgraves.
•International talent such as Jonathan Lee, Tia Ray, Manuel Medrano, Melendi, Bausa, Shy’m, Tove Lo and Jack & Coke.
•Songwriting icons like Cole Porter, Grateful Dead, Quincy Jones, Marco Antonio Solís, Eric Clapton, Brody Brown, Liz Rose, Justin Tranter, busbee, The-Dream, Dr. Dre, Stephen Sondheim, George & Ira Gershwin and Gamble & Huff.
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
The recorded music industry is highly competitive based on consumer preferences and is rapidly changing. At its core, the recorded music business relies on artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new recording artists whose work gains commercial acceptance. According to Music & Copyright, in 2020, the three largest recorded music companies were Universal Music Group, Sony Music Entertainment and us, which collectively accounted for approximately 68% of global recorded music revenues. There are many mid-sized and smaller players in the industry that accounted for the remaining approximately 32%, including independent recorded music companies. Universal Music Group was the market leader with an approximately 32% global market share in 2020 after absorbing the bulk of the recorded music assets of the former EMI in late 2012, followed by Sony Music Entertainment with an approximately 21% share. We held an approximately 16% share of global recorded music revenues in 2020.
The music publishing industry is also highly competitive. The three largest music publishing companies collectively accounted for approximately 59% of the global market in 2020 according to Music & Copyright. According to Music & Copyright, Sony Music Publishing was the market leader in music publishing in 2020 with an approximately 25% share (reflecting its ownership of the EMI music publishing assets). Universal Music Publishing was the second-largest music publisher with an approximately 23% share, followed by us at approximately 11%. There are many mid-sized and smaller players in the industry that account for the remaining approximately 41%, including many individual songwriters who publish their own works.
Intellectual Property
Copyrights
Our business, like that of other companies involved in the music entertainment industry, rests on our ability to maintain rights in sound recordings and musical compositions through copyright protection. In the United States, copyright protection for works created as “works made for hire” (e.g., works of employees or certain specially commissioned works) on or after January 1, 1978 generally lasts for 95 years from first publication or 120 years from creation, whichever expires first. The period of copyright protection for works created on or after January 1, 1978 that are not “works made for hire” lasts for the life of the author plus 70 years. Works created and published or registered in the United States prior to January 1, 1978 generally enjoy copyright protection for 95 years, subject to compliance with certain statutory provisions including notice and renewal. Additionally, the MMA extended federal copyright protection in the U.S. to sound recordings created prior to February 15, 1972. The duration of copyright protection for such sound recordings varies based on the year of publication, with all such sound recordings receiving copyright protection for at least 95 years, and sound recordings published between January 1, 1957 and February 15, 1972 receiving copyright protection until February 15, 2067. The term of copyright in the EU for musical compositions in all member states lasts for the life of the author plus 70 years.
In the EU, the term of copyright for sound recordings lasts for 70 years from the date of release in respect of sound recordings that were still in copyright on November 1, 2013 and for 50 years from date of release in respect of sound recordings the copyright in which had expired by that date. The EU also harmonized the copyright term for joint musical works. In the case of a musical composition with words that is protected by copyright on or after November 1, 2013, EU member states are required to calculate the life of the author plus 70 years term from the date of death of the last surviving author of the lyrics and the composer of the musical composition, provided that both contributions were specifically created for the musical composition.
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
Trademarks
We consider our trademarks to be valuable assets to our business. Although we cannot assure you that our trademark applications, even for major trademarks, will register, we endeavor to register our major trademarks in every country where we believe the protection of these trademarks is important for our business. Our major trademarks include Asylum, Atlantic, East West, Elektra, EMP, Erato, Nonesuch, Parlophone, Reprise, Rhino, Roadrunner, Sire, Songkick, SPINNIN’ RECORDS and Warner Chappell, and their respective logos. We also use certain trademarks pursuant to a royalty-free license agreement. The duration of the license relating to the WARNER, WARNER MUSIC and WARNER RECORDS word marks and “W” logo is perpetual, but may be terminated under certain limited circumstances, including our material breach of the license agreement and certain events of insolvency. We actively monitor and protect against activities that might infringe, dilute or otherwise harm our trademarks. However, the actions we take to protect our trademarks may not be adequate to prevent third parties from infringing, diluting, or otherwise harming our trademarks, and the laws of foreign countries may not protect our trademark rights to the same extent as do the laws of the United States.
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
Human Capital
As of September 30, 2021, we employed approximately 5,900 persons worldwide, including temporary and part-time employees as well as employees that were added through acquisitions. As of such date, none of our employees in the United States were subject to a collective bargaining agreement, although certain employees in our non-domestic companies were covered by national labor agreements. We believe that our relationship with our employees is good.
As a global music entertainment company, we recognize the strength that diversity brings to our teams. The work we do is powered by our diverse, talented and motivated employees, and we are dedicated to cultivating a culture of belonging that supports the ability of every person to grow and thrive. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including learning, mentoring, coaching and development programs. To support employee well-being in response to the COVID-19 pandemic and the transition to full-time work from home, we established a number of programs, including flexible work schedule options, and gave employees a home office stipend and other benefits and support to care for themselves or family members impacted by COVID-19.
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
Available Information
Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms are available free of charge through our website (investors.wmg.com) as soon as reasonably practicable after they are filed with or furnished to the SEC. The U.S. Securities and Exchange Commission (the “SEC”) maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. None of the information contained on, or that may be accessed through our websites or any other website identified herein, is part of, or incorporated into, this filing. All website addresses in this Annual Report are intended to be inactive textual references only.

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
The industries in which we operate are highly competitive, have experienced ongoing consolidation among major music entertainment companies and are driven by consumer preferences that are rapidly changing. Additionally, they require substantial human and capital resources. We compete with other recorded music companies and music publishing companies to identify and sign new recording artists and songwriters with the potential to achieve long-term success and to enter into and renew agreements with established recording artists and songwriters. In addition, our competitors may from time to time increase the amounts they spend to discover, or to market and promote, recording artists and songwriters or reduce the prices of their music in an effort to expand market share. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices of the music offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with recording artists who may choose to distribute their own works (which has become more practicable as music is distributed online rather than physically) and companies in other industries (such as Spotify) that may choose to sign direct deals with recording artists or recorded music companies. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works and companies in other industries that may choose to sign direct deals with songwriters or music publishing companies. In addition to competition from traditional music industry players, we also face competition from new entrants, including investment funds who make acquisitions or investments in recorded music or music publishing catalogs and the income streams derived therefrom. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file sharing, by an inability to enforce our intellectual property rights in digital environments and by a failure to further develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, motion pictures and video games in physical and digital formats.
Our prospects and financial results may be adversely affected if we fail to identify, sign and retain recording artists and songwriters and by the existence or absence of superstar releases.
We are dependent on identifying, signing and retaining recording artists with long-term potential, whose debut music is well received on release, whose subsequent music is anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell and otherwise market and promote music is also intense. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow. Our competitive position is dependent on our continuing ability to attract and develop recording artists and songwriters whose work can achieve a high degree of public acceptance and who can timely deliver their music to us. Our financial results may be adversely affected if we are unable to identify, sign and retain such recording artists and songwriters under terms that are economically attractive to us, including with respect to recording commitments, advance and royalty obligations and rights retention. Our financial results may also be affected by the existence or absence of superstar recording artist releases during a particular period. Some music entertainment industry observers believe that the number of superstar recording acts with long-term appeal, both in terms of catalog sales and future releases, has declined in recent years. Additionally, our financial results are generally affected by the appeal of our recorded music and music publishing catalogs to consumers.

If streaming adoption or revenue grows less rapidly or levels off, our prospects and our results of operations may be adversely affected.
Streaming revenue is important because it has offset declines in downloads and physical sales and represents a growing area of our business. According to IFPI, streaming revenue, which includes revenue from ad-supported and subscription services, accounted for approximately 92% of digital revenue in 2020, up approximately 4% year-over-year. There can be no assurance that this growth pattern will persist or that digital revenue will continue to grow at a rate sufficient to offset and exceed declines in downloads and physical sales. If growth in streaming revenue levels off or fails to grow as quickly as it has over the past several years, our business may experience reduced levels of revenue and operating income.
We are substantially dependent on a limited number of digital music services for the online distribution and marketing of our music, and they are able to significantly influence the pricing structure for online music stores and may not correctly calculate royalties under license agreements.
We derive an increasing portion of our revenue from the licensing of music through digital distribution channels. We are currently dependent on a small number of leading digital music services. In fiscal year 2021, revenue earned under our license agreements with our top three digital music accounts, Spotify, Apple and YouTube, accounted for approximately 42% of our total revenue. We have limited ability to increase our wholesale prices to digital music services as a small number of digital music services control much of the legitimate digital music business. If these services were to adopt a lower pricing model or if there were structural changes to other pricing models, we could receive substantially less for our music, which could cause a material reduction in our revenue, unless offset by a corresponding increase in the number of transactions. We currently enter into short-term license agreements with many digital music services and provide our music on an at-will basis to others. There can be no assurance that we will be able to renew or enter into new license agreements with any digital music service. The terms of these license agreements, including the royalty rates that we receive pursuant to them, may change as a result of changes in our bargaining power, changes in the industry, changes in the law or for other reasons. Decreases in royalty rates, rates of revenue sharing or changes to other terms of these license agreements may materially impact our business, operating results and financial condition. Digital music services generally accept and make available all of the music that we deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music entertainment companies like us, our revenue could be significantly reduced. See “Business—Recorded Music—Sales and Digital Distribution.”
We are also substantially dependent on a limited number of digital music services for the marketing of our music. A significant proportion of the music streamed on digital music services is from playlists curated by those services or generated from those services’ algorithms. If these services were to fail to include our music on playlists, change the position of our music on playlists or give us less marketing space, it could adversely affect our business, results of operations and financial condition.
Under our license agreements and relevant statutes, we receive royalties from digital music services in order to stream or otherwise offer our music. The determination of the amount and timing of such payments is complex and subject to a number of variables, including the revenue generated, the type of music offered and the country in which it is sold, identification of the appropriate licensor, and the service tier on which music is made available. As a result, we may not be paid appropriately for our music. Failure to be accurately paid our royalties may adversely affect our business, results of operations and financial condition.
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
As we continue to expand our international operations, we become increasingly exposed to the effects of fluctuations in currency exchange rates. The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, 55% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2021. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. During the current fiscal year, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates. However, these hedging strategies should not be expected to fully eliminate the foreign exchange rate risk to which we are exposed.
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
On March 11, 2020, the COVID-19 outbreak (also referred to as “COVID”) was declared a global pandemic by the World Health Organization. The pandemic has had and will have an adverse effect on our results of operations, cash flows and financial condition.

While physical revenue streams—physical revenue in our Recorded Music business and mechanical revenue in our Music Publishing business—have declined significantly over the last decade, the virus outbreak resulted in disruptions in manufacturing and physical supply chains, and resulted in mandated closure of physical retailers, requirements that people stay in their homes and delays in the release of new recordings from artists with a more physical consumer base.
Stay at home orders, limited indoor and outdoor gatherings and other restrictions negatively affected our business in other ways. It temporarily ended and has continued to limit live concert tours, adversely impacting our concert promotion business and our sale of tour merchandise. It made it more difficult for artists to engage in marketing efforts around the release of their new recordings which, in some cases, led to our decision to delay the release of those recordings. It delayed the release of new recordings by impeding the types of collaboration among artists, songwriters, producers, musicians, engineers and studios which are necessary for the delivery of those recordings. The outbreak also delayed the production of motion pictures and television programs. These delays negatively affected licensing revenue in our Recorded Music business and synchronization revenue in our Music Publishing business. As television and film productions resume, they have not yet returned to pre-pandemic levels, and there can be no assurance when or if they will do so.
It has been widely reported that advertisers have reduced their advertising spend as a result of the COVID-19 pandemic. This resulted in a corresponding decline in licensing revenue and, to a lesser extent, ad-supported digital revenue in our Recorded Music business and synchronization, performance and ad-supported digital revenue in our Music Publishing business.
The severity and the duration of the pandemic is difficult to predict despite the fact that global vaccination efforts are underway and businesses are beginning to reopen. It is expected that the pandemic will materially and adversely affect the global economy, creating risk around the timing and collectability of our accounts receivable and leading to a decline in consumer discretionary spending which, in turn, could have a negative impact on our results of operations, cash flows and financial condition. To the extent the COVID-19 pandemic continues to adversely affect our business, results of operations, cash flows or financial condition, it may also have the effect of heightening other risks described in this section.
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
We compete with other music entertainment companies and other companies for top talent, including executive officers. Our success depends, in part, upon the continuing contributions of our executive officers, however, there is no guarantee that they will not leave. Only some of our executive officers have employment agreements. In fiscal year 2021, we did not have an employment agreement with our CEO. However, our CEO and other executive officers and members of management are participants in our equity plans. The loss of the services of any of our executive officers or key members of management or the failure to attract and retain other executive officers could have a material adverse effect on our business or our business prospects.
A significant portion of our revenue is subject to rate regulation either by government entities or by local third-party collecting societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability.
Mechanical royalties and performance royalties are two of the main sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the United States, mechanical royalty rates are set every five years pursuant to an administrative process under the U.S. Copyright Act, unless rates are determined through industry negotiations, and performance royalty rates are determined by negotiations with performing rights societies, the largest of which, ASCAP and BMI, are subject to a consent decree rate-setting process if negotiations are unsuccessful. Outside the United States, mechanical and performance royalty rates are typically negotiated on an industry-wide basis. In most territories outside the United States, mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital formats. The mechanical and performance royalty rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical and performance royalty rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, rates our Recorded Music business receives in the United States for webcasting and satellite radio are set every five years by an administrative process under the U.S. Copyright Act unless rates are determined through industry negotiations. It is important as revenue continues to shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. The rates set for recorded music and music publishing income sources through collecting societies or legally prescribed rate-setting processes could have a material adverse impact on our business prospects.

An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results and equity.
As of September 30, 2021, we had $1.830 billion of goodwill and $154 million of indefinite-lived intangible assets. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends in the music entertainment industry. We performed an annual assessment, at July 1, 2021, of the recoverability of our goodwill and indefinite-lived intangibles as of September 30, 2021, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.
We also had $2.017 billion of definite-lived intangible assets as of September 30, 2021. FASB ASC Topic 360-10-35 (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No such events or circumstances were identified during the fiscal year ended September 30, 2021. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded could negatively affect our operating results and shareholders’ equity.
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
If we enter into significant transactions in the future, related accounting charges may affect our business, results of operations and financial condition, particularly in the case of any acquisitions. In addition, the financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness, which may be substantial. Conversely, any material disposition could reduce our indebtedness or require the amendment or refinancing of our outstanding indebtedness or a portion thereof. We may not be successful in addressing these risks or any other problems encountered in connection with any strategic or transformative transactions. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures or enter into any business combination that they will be completed in a timely manner, or at all, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these transactions. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. In addition, if any new business in which we invest or which we attempt to develop does not progress as planned, we may not recover the funds and resources we have expended and this could have a negative impact on our businesses or our company as a whole.
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
Our business is significantly impacted by ongoing changes in the music entertainment industry. In response, we actively seek to adapt our cost structure to the changing economics of the industry. For example, we have shifted and continue to shift resources from our physical sales channels to efforts focused on digital channels, emerging technologies and other new revenue streams, and we continue our efforts to reduce overhead and manage our variable and fixed-cost structure. In fiscal year 2018, we completed the creation of our new center of excellence for U.S. financial shared services in Nashville, Tennessee, which combined our U.S. transactional financial functions in one location. To establish the new center, we moved some of our U.S. departments to Nashville. In August 2019, we announced that we were beginning a financial transformation initiative to upgrade our information technology and finance infrastructure, including related systems and processes. There has been a slight delay in the timing of the transformation initiative as a result of the ongoing effects of COVID-19, but it is still expected to be delivered in fiscal year 2022. We expect to incur material costs in connection with this project, and there can be no assurance that we will be successful in upgrading our systems and processes effectively or on the timetable and at the costs contemplated, or that we will achieve the expected long-term cost savings.
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
California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Such legislation could result in certain of our existing contracts with artists being declared unenforceable, or may restrict the terms under which we enter into contracts with artists in the future, either of which could adversely affect our business, results of operations and financial condition. In March 2021, a California Assembly Member introduced a bill (AB 1385) that seeks to repeal Subsection (b). The bill was withdrawn in April 2021, but will likely be reintroduced during the legislative session starting January 2022. The repeal of Subsection (b) and/or the passage of legislation similar to Section 2855 by other states could materially adversely affect our business, results of operations and financial position.
We face a potential loss of catalog to the extent that our recording artists or songwriters have a right to recapture rights in their recordings or musical compositions under the U.S. Copyright Act.
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
Although we believe that the recording artists and songwriters with which we partner are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. We are aware of a number of judicial decisions and legislative proposals that could bring about major reforms in worker classification. For example, in 2019 California enacted Assembly Bill 5 (“AB 5”), which codified a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. The law was subsequently amended in September 2020 to exclude most professionals working in the music sector. Nonetheless, because AB 5 has been the subject of widespread national discussion, it is possible that other jurisdictions may enact similar laws. If such regulatory authorities or state, federal or foreign courts were to determine that our recording artists and songwriters are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our recording artists and songwriters are our employees could have a material adverse effect on our business, financial condition and results of operations.
Governments could enact new legislation or could make regulatory determinations that affect the terms of our contracts with recording artists and songwriters.
Some recording artist and songwriter groups, particularly in Europe, are urging governments to intervene in the music streaming business in ways that could affect the terms agreed in our contracts with them. Government intervention in the music streaming business could have an adverse effect on our business, financial condition and results of operations.
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
The success of our business depends on our ability to obtain, maintain, protect and enforce our trademarks, copyrights and other intellectual property rights. The measures that we take to obtain, maintain, protect and enforce our intellectual property rights, including, if necessary, litigation or proceedings before governmental authorities and administrative bodies, may be ineffective, expensive and time-consuming and, despite such measures, third parties may be able to obtain and use our intellectual property rights without our permission. Additionally, changes in law may be implemented, or changes in interpretation of such laws may occur, that may affect our ability to obtain, maintain, protect or enforce our intellectual property rights. Failure to obtain, maintain, protect or enforce our intellectual property rights could harm our brand or brand recognition and adversely affect our business, results of operations and financial condition.
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
A substantial portion of our revenue comes from the distribution of music which is potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us, including as a result of “stream-ripping.” In its Engaging with Music 2021 report, IFPI surveyed 43,000 people to examine the ways in which music consumers engaged with recorded music across 21 countries. Of those surveyed, 30% had used illegal or unlicensed methods to listen to or download music, and 14% had used unlicensed social media platforms for music purposes, the leading form of music piracy. Organized industrial piracy may also lead to decreased revenues. The impact of digital piracy on legitimate music revenues and subscriptions is hard to quantify, but we believe that illegal file sharing and other forms of unauthorized activity, including stream manipulation, have a substantial negative impact on music revenues. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting and enforcing our intellectual property (whether copyrights or other intellectual property rights such as patents, trademarks and trade secrets) or our music entertainment-related products or services, our results of operations, financial position and prospects may suffer.
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
We engage in a wide array of online activities and are thus subject to a broad range of related laws and regulations including, for example, those relating to privacy, consumer protection, data retention and data protection, online behavioral advertising, geo-location tracking, text messaging, e-mail advertising, mobile advertising, content regulation, defamation, age verification, the protection of children online, social media and other Internet, mobile and online-related prohibitions and restrictions. The regulatory framework for privacy and data security issues worldwide has become increasingly burdensome and complex, and is likely to continue to be so for the foreseeable future. Practices regarding the collection, use, storage, transmission, security and disclosure of personal information by companies operating over the Internet and mobile platforms are receiving ever-increasing public and governmental scrutiny. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for even greater regulation for the collection of information concerning consumer behavior on the Internet and mobile platforms, including regulation aimed at restricting certain targeted advertising practices, the use of location data and disclosures of privacy practices in the online and mobile environments, including with respect to online and mobile applications. State governments are engaged in similar legislative and regulatory activities. In addition, privacy and data security laws and regulations around the world are being implemented rapidly and evolving. These new and evolving laws (including the European Union General Data Protection Regulation effective on May 25, 2018 and the California Consumer Privacy Act effective on January 1, 2020) have resulted in greater compliance burdens for companies with global operations. Globally, many government and consumer agencies have also called for new regulation and changes in industry practices with respect to information collected from consumers, electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising.
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
We are highly leveraged. As of September 30, 2021, our total consolidated indebtedness, net of premiums, discounts and deferred financing costs, was $3.346 billion. Further, we would have been able to borrow up to $293 million under our Revolving Credit Facility (as defined later in this Annual Report) as of September 30, 2021 (after giving effect to approximately $7 million of letters of credit outstanding under our Revolving Credit Facility as of September 30, 2021). On November 17, 2021, Acquisition Corp. priced $540 million aggregate principal amount of 3.750% senior secured notes due 2029, which issuance we expect to close on November 24, 2021. Net proceeds of the offering are expected to be used to fund a portion of the aggregate cash consideration for potential acquisitions of certain music and music-related assets, or if any of such potential acquisitions are not completed, for general corporate purposes. For the twelve months ended September 30, 2021, the Company estimates that it would have reported incremental additional aggregate revenue and Adjusted EBITDA for these acquisitions of $42.8 million and $34.4 million, respectively. We currently expect to enter into definitive documentation for each of these acquisitions shortly following the closing of the offering. Closing of each of these acquisitions is subject to negotiation, execution and delivery of definitive documentation, which is currently expected to be subject to customary conditions and, in each case, is expected to occur after the closing of the offering. The Company may also use the net proceeds of the offering to redeem all or a portion of the 3.750% Senior Secured Notes (so long as, in the case of a partial redemption, at least $250 million of the 3.750% Senior Secured Notes remain outstanding following such redemption) at any time on one or more occasions on or prior to the fifth business day following December 20, 2021 by giving notice at least five business days prior to such time at the special optional redemption price equal to the issue price of the 3.750% Senior Secured Notes plus 1% of the principal amount thereof together with accrued and unpaid interest on such 3.750% Senior Secured Notes from the date of issuance to but excluding the redemption date.
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

The indentures that govern our outstanding notes and the credit agreements that govern the Senior Credit Facilities (as defined later in this Annual Report) contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Those covenants include restrictions on our ability to, among other things, create liens and merge or consolidate. In addition, our Revolving Credit Facility includes additional covenants which restrict our ability to, among other things, incur more indebtedness, pay dividends, redeem stock or make other distributions, make investments, transfer or sell assets and enter into certain transactions with our affiliates. These additional covenants are currently suspended. These covenants will be reinstated if Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increases above 3.50:1.00 and the term loans do not achieve an investment grade rating. Should these covenants be reinstated, they would limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with the restrictive covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness. Any such event of default or acceleration could have an adverse effect on the trading price of our common stock.
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
The subsidiaries of the Company have no obligation to pay amounts due on any liabilities of the Company or to make funds available to the Company for such payments. The ability of our subsidiaries to pay dividends or other distributions to the Company in the future will depend, among other things, on their earnings, tax considerations and covenants contained in any financing or other agreements. For instance, our Revolving Credit Facility includes covenants restricting the ability of Acquisition Corp. to pay dividends and make distributions. Although these covenants are currently suspended, they will be reinstated if Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increases above 3.50:1.00 and the term loans do not achieve an investment grade rating. In addition, such payments may be limited as a result of claims against our subsidiaries by their creditors, including suppliers, vendors, lessors and employees.
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
The indentures governing our outstanding notes and the credit agreements governing the Senior Credit Facilities contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things: create liens on certain debt; and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
In addition, our Revolving Credit Facility includes additional covenants that would limit our ability and the ability of our restricted subsidiaries to:
•pay dividends on, and redeem and purchase, equity interests;
•make other restricted payments; make prepayments on, redeem or repurchase certain debt;

•incur certain additional debt; enter into guarantees and hedging arrangements;
•enter into acquisitions and asset sales;
•enter into transactions with affiliates;
•pay dividends or make distributions;
•amend the terms of subordinated debt and unsecured bonds; and
•make certain capital expenditures.
These additional covenants are currently suspended. These covenants will be reinstated if Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increases above 3.50:1.00 and the term loans do not achieve an investment grade rating.
Our ability to borrow additional amounts under the Revolving Credit Facility depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants. In addition, under the credit agreement governing the Revolving Credit Facility, a financial maintenance covenant is applicable if at the end of a fiscal quarter the outstanding amount of loans and letters of credit is in excess of $105 million.
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
All of these restrictions could affect our ability to operate our business or may limit our ability to take advantage of potential business opportunities as they arise, and may have an adverse effect on the trading price of our common stock. We may, from time to time, refinance our existing indebtedness, which could result in the agreements governing any new indebtedness having fewer or less restrictive covenants.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments in recording artists and songwriters, capital expenditures or dividends, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. In addition, funds used to pay dividends to our shareholders will not be available to service our indebtedness.
Despite our indebtedness levels, we may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness.
We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The indentures governing our outstanding notes and the credit agreements governing the Senior Credit Facilities will not prohibit us, Holdings or our subsidiaries from incurring additional indebtedness under certain circumstances. We, Holdings or our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness.
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
Access holds approximately 98% of the total combined voting power of our outstanding common stock and approximately 76% of the economic interest of our outstanding common stock. As a result, and in addition to certain other rights granted to Access, Access will continue to be able to control the election of our directors, affect our legal and capital structure, change our management, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Access also has sufficient voting power to amend our organizational documents. In addition, under the provisions of a stockholder agreement entered into with Access (the “Stockholder Agreement”), the relevant terms of which govern the powers afforded the Company under our organizational documents, Access has consent rights with respect to certain corporate and business activities that we may undertake, including during periods where Access holds less than a majority of the total combined voting power of our outstanding common stock. Specifically, the Stockholder Agreement provides that, until the date on which Access ceases to hold at least 10% of our outstanding common stock, Access’s prior written consent will be required before we may take certain corporate and business actions, whether directly or indirectly through a subsidiary, including, among others, the following:
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
Additionally, until Access ceases to hold more than 50% of the total combined voting power of our outstanding common stock, pursuant to Section 141(a) of the General Corporation Law of the State of Delaware (“DGCL”), our Executive Committee, as the Company’s governing body, has all of the power and authority (including voting power) of our board of directors. The Executive Committee has the authority to approve any actions of the Company, except for matters that must be approved by the Audit Committee of our board of directors (or both the Executive Committee and the Audit Committee), or by a committee or sub-

committee qualified to grant equity to persons subject to Section 16 of the Exchange Act for purposes of exempting transactions pursuant to Section 16b-3 thereunder, or as required under Delaware law, SEC rules and NASDAQ rules.
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
Our Class A Common Stock has one vote per share and our Class B Common Stock has 20 votes per share. Given the greater number of votes per share attributed to our Class B Common Stock, Access, who is our only Class B Common Stock stockholder, holds approximately 98% of the total combined voting power of our outstanding common stock. As a result of our dual class ownership structure, Access is able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, mergers or acquisitions, asset sales and other significant corporate transactions. Further, Access owns shares representing approximately 76% of the economic interest of our outstanding common stock. Because of the 20-to-1 voting ratio between the Class B Common Stock and Class A Common Stock, the holders of Class B Common Stock collectively continue to control a majority of the total combined voting power of our outstanding common stock and therefore be able to control all matters submitted to our stockholders for approval, so long as the outstanding shares of Class B Common Stock represent at least approximately 10% of the total number of outstanding shares of common stock. This concentrated control will limit the ability of our other stockholders to influence corporate matters for the foreseeable future. For example, Access will be able to control elections of directors, amendments of our certificate of incorporation or by-laws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A Common Stock.
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
As of September 30, 2021, we had 122,414,827 outstanding shares of Class A Common Stock and 391,970,996 outstanding shares of Class B Common Stock. All of the shares of Class A Common Stock sold in the IPO were immediately tradable without restriction under the Securities Act except for any shares held by “affiliates,” as that term is defined in Rule 144 under the Securities Act, or “Rule 144.”
The remaining shares of Class B Common Stock outstanding subsequent to the consummation of the IPO are restricted securities within the meaning of Rule 144, but will be eligible for resale subject, in certain cases, to applicable volume, manner of sale, holding period and other limitations of Rule 144 or pursuant to an exception from registration under Rule 701 under the Securities Act, or “Rule 701.” Access has the right to require us to register shares of common stock for resale in some circumstances pursuant to a registration rights agreement we entered into with Access. Access has in the past sold shares of common stock pursuant to Rule 144 and in registered offerings to the public, and depending upon market prices for the Company’s common stock may again do so from time to time.
Additionally, shares of Class A Common Stock are registered under our registration statements on Form S-8 to be issued under our equity compensation plans, including the Plan, and, as a result, all shares of Class A Common Stock acquired upon settlement of deferred equity units granted under the Plan will also be freely tradable under the Securities Act, unless purchased by our affiliates. In addition, 31,169,099 shares of our Class A Common Stock were reserved for future issuances under the Omnibus Incentive Plan adopted in connection with the IPO over the 10-year period from the date of adoption. As of September 30, 2021, the Company has granted members of its Board of Directors a total of 64,424 shares of restricted common stock pursuant to the Omnibus Incentive Plan. These grants represent compensation for board service for the period from the grant date until the Company’s regularly scheduled annual shareholder meeting, at which time the restricted stock will be vested. Directors are entitled to dividends on this restricted stock during the vesting period.
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
The market price of our Class A Common Stock may be volatile and could decline.
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
Stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A Common Stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which could materially and adversely affect our business, results of operations and financial condition.
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
If securities or industry analysts publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
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
As of September 30, 2021, our total consolidated indebtedness, net of premiums, discounts and deferred financing costs, was $3.346 billion, all of which ranks senior to our Class A Common Stock. In addition, on November 17, 2021, Acquisition Corp. priced $540 million aggregate principal amount of 3.750% senior secured notes due 2029, which issuance we expect to close on November 24, 2021. If, in the future, we decide to issue additional debt or equity securities that rank senior to our Class A Common Stock, it is likely that such securities will also be governed by an indenture or other instrument containing covenants restricting our operating flexibility consistent with our existing debt agreements. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A Common Stock and may result in dilution to owners of our Class A Common Stock. We and, indirectly, our stockholders, bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Class A

Common Stock will bear the risk of our future offerings reducing the market price of our Class A Common Stock and diluting the value of their stock holdings in us.
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
Access holds approximately 98% of the total combined voting power of our outstanding common stock. Accordingly, we qualify as a “controlled company” within the meaning of NASDAQ corporate governance standards. Under NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance standards, including:
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents or stockholders, (iii) any action asserting a claim arising out of or under the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (including, without limitation, any action asserting a claim arising out of or pursuant to our amended and restated certificate of incorporation or our amended and restated by-laws) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to such Court of Chancery of the State of Delaware having personal jurisdiction over the indispensable parties named as defendants. However, claims subject to exclusive jurisdiction in the federal courts, such as suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or the rules and regulations thereunder, need not be brought in the Court of Chancery of the State of Delaware. Stockholders in our company will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which may discourage lawsuits with respect to such claims. Additionally, a court could determine that the exclusive forum provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition.

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
Holders of Record
As of November 18, 2021, there were approximately 11 stockholders of record of the Company's Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of individuals and entities, we excluded the total number of beneficial owners represented by these record holders. As of November 18, 2021, there were 10 stockholders of record of our Class B Common Stock.
Dividend Policy
The Company’s ability to pay dividends may be restricted by covenants in the credit agreement for the Revolving Credit Facility which are currently suspended but which will be reinstated if Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increases above 3.50:1.00 and the term loans do not achieve an investment grade rating.
In connection with the IPO, the Company amended its dividend policy whereby it intends to pay quarterly cash dividends to holders of its Class A Common Stock and Class B Common Stock. The Company paid the first dividend under this policy of $0.12 per share in September 2020, and in August 2021, the Company’s board of directors approved an increase in the quarterly dividend to $0.15 per share, which was paid in September 2021. The declaration of each dividend will continue to be at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, earnings, liquidity and capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by Delaware law, general business conditions and any other factors that the Company’s board of directors deems relevant in making such a determination. Therefore, there can be no assurance that the Company will pay any dividends to holders of the Company’s common stock, or as to the amount of any such dividends.
Stock Performance Graph
This performance graph shall not be deemed to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.
The following graph shows a comparison of the cumulative total return on our Class A Common Stock from June 3, 2020 (the date our Class A Common Stock commenced trading on the Nasdaq Global Select Market) through September 30, 2021 with the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Nasdaq Composite Index over the same period, assuming the investment of $100 in our Class A Common Stock and in each index on June 3, 2020 and the reinvestment of dividends in each of our Class A Common Stock and each index. The graph uses the closing market price on June 3, 2020 of $30.12 per share as the initial value of our common stock, which had an initial public offering price of $25.00. The quarterly intervals below are based on the Company’s 52-week fiscal year in which each reporting period ended on the last Friday of the respective reporting period.

The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

	6/3/2020	6/26/2020	9/25/2020	12/24/2020	3/26/2021	6/25/2021	9/24/2021
Warner Music Group Corp.	$100	$102	$91	$126	$114	$127	$149
S&P 500 Index	100	98	108	119	127	134	139
NASDAQ Composite Index	100	102	116	129	132	142	149
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
ITEM 6.    [RESERVED]

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
•Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019, as well as a discussion of our financial condition and liquidity as of September 30, 2021. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
•Critical accounting policies and estimates. This section identifies those accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and involve significant management estimates. The Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
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
BUSINESS OVERVIEW
We are one of the world’s leading music entertainment companies. Our renowned family of iconic record labels, including Atlantic Records, Warner Records, Elektra Records and Parlophone Records, is home to many of the world’s most popular and influential recording artists. In addition, Warner Chappell Music, our global music publishing business, boasts an extraordinary catalog that includes timeless standards and contemporary hits, representing works by over 100,000 songwriters and composers, with a global collection of more than one million musical compositions. We classify our business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of each of those operations is presented below.
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
•Artist services and expanded rights: the rightsholder receives revenues with respect to our artist services businesses and our participation in expanded rights, including advertising, merchandising including direct-to-consumer sales, touring, concert promotion, ticketing, sponsorship, fan clubs, artist websites, social publishing, and artist and brand management; and
•Licensing: the rightsholder receives royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and video games; the rightsholder also receives royalties if sound recordings are performed publicly through broadcast of music on television, radio and cable, and in public spaces such as shops, workplaces, restaurants, bars and clubs.
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
Music Publishing Operations
While Recorded Music is focused on marketing, promoting, distributing and licensing a particular recording of a musical composition, Music Publishing is an intellectual property business focused on generating revenue from uses of the musical composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business shares the revenues generated from use of the musical compositions with the songwriter or other rightsholders.
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles, with operations in over 70 countries through various subsidiaries, affiliates, and non-affiliated licensees and sub-publishers. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 100,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, electronic, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.

Music Publishing revenues are derived from five main sources:
•Digital: the rightsholder receives revenues with respect to musical compositions embodied in recordings distributed in streaming services, download services, digital performance and other digital music services;
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
On March 11, 2020, the COVID-19 outbreak (also referred to as “COVID”) was declared a global pandemic by the World Health Organization. The global pandemic and governmental responses thereto disrupted physical and manufacturing supply chains and required the closures of physical retailers, resulting in declines in our physical revenue streams at the onset of the pandemic. Additionally, stay-at-home orders, limited indoor and outdoor gatherings and other restrictions have negatively affected our business in other ways, such as, making it difficult to hold live concert tours, adversely impacting our concert promotion business and the sale of merchandise, delaying the release of new recordings and disrupting the production and release of motion pictures and television programs, which negatively affected licensing revenue in our Recorded Music business and synchronization revenue in our Music Publishing business. However, the disruption from the COVID-19 pandemic accelerated growth of other revenue streams such as fitness and interactive gaming (including augmented reality and virtual reality), which may continue to grow. While global vaccination efforts are underway and businesses are beginning to reopen, it is unclear how long the global pandemic will last due to the possibility of new variants, increases in infection rates and renewed government action to slow the spread of the virus, and as such, it cannot be predicted to what extent the global pandemic will continue to impact the demand for our music and related services.
Our results of operations, cash flows and financial condition at and for both the fiscal years ended September 30, 2021 and 2020 were adversely affected by the global pandemic despite some recovery in fiscal year 2021 as businesses began to reopen and concerts and other live music resumed. The Company recognized a one-time $3 million credit loss reserve reversal impacting OIBDA for the fiscal year ended September 30, 2021 compared to one-time charges of $17 million impacting OIBDA and a total of $22 million impacting net income for the fiscal year ended September 30, 2020.
Initial Public Offering
On June 5, 2020, we completed an IPO of Class A Common Stock. The sale of shares through the offering consisted entirely of secondary shares sold by Access. As a result, we incurred one-time costs associated with the IPO of approximately $89 million for the fiscal year ended September 30, 2020, $60 million of which relates to the Management Agreement as defined below. Following the IPO, our results of operations include expenses associated with being a public company, including auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

Senior Management Free Cash Flow Plan
On June 5, 2020, we amended our Second Amended and Restated Senior Management Free Cash Flow Plan (the “Plan”), which pays annual bonuses to certain executives based on our free cash flow and offers participants the opportunity to share in the appreciation of the value of our common stock, to remove the cash-settlement feature of the awards issued previously under the Plan. Our results of operations were adversely impacted by a non-cash stock-based compensation charge of $593 million for the fiscal year ended September 30, 2020, which reflects the mark-to-market adjustment through the modification date of the Plan for the change in value of our common stock upon consummation of the IPO. We incurred a non-cash stock-based compensation charge associated with a mark-to-market adjustment of $42 million for the fiscal year ended September 30, 2019.
Subsequent to the amendment, the awards issued under the Plan were converted from liability-classified to equity-classified and therefore are no longer adjusted for changes in the value of our common stock. We continue to incur non-cash stock-based compensation expense for awards that were unvested as of the modification date of the Plan and for awards issued under the Omnibus Incentive Plan. We incurred non-cash stock-based compensation expense and other related expenses of $47 million, $608 million and $50 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. The total expense of $608 million and $50 million for fiscal 2020 and 2019 include the charges of $593 million and $42 million, respectively, as described above.
Management Agreement
Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access provided the Company and its subsidiaries with financial, investment banking, management, advisory and other services. As a result of the completion of the IPO, the Management Agreement terminated in accordance with its terms and the Company paid to Access a one-time termination fee and a fee for transaction services in an aggregate amount of $60 million which was recorded within selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 30, 2020. As the Management Agreement was terminated in June 2020, the Company incurred no costs associated with the Management Agreement for the fiscal year ended September 30, 2021. Prior to the termination of the Management Agreement, the Company incurred costs associated with the Management Agreement of approximately $7 million and $11 million for the fiscal years ended September 30, 2020 and September 30, 2019, respectively. Such amounts have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

RESULTS OF OPERATIONS
Fiscal Year Ended September 30, 2021 Compared with Fiscal Year Ended September 30, 2020 and Fiscal Year Ended September 30, 2019
Consolidated Results
Revenues
The Company’s revenues were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Revenue by Type
Digital	$3,105	$2,568	$2,343	$537	21%	$225	10%
Physical	549	434	559	115	26%	(125)	-22%
Total Digital and Physical	3,654	3,002	2,902	652	22%	100	3%
Artist services and expanded-rights	599	525	629	74	14%	(104)	-17%
Licensing	291	283	309	8	3%	(26)	-8%
Total Recorded Music	4,544	3,810	3,840	734	19%	(30)	-1%
Performance	122	142	183	(20)	-14%	(41)	-22%
Digital	436	337	271	99	29%	66	24%
Mechanical	49	48	55	1	2%	(7)	-13%
Synchronization	144	119	120	25	21%	(1)	-1%
Other	10	11	14	(1)	-9%	(3)	-21%
Total Music Publishing	761	657	643	104	16%	14	2%
Intersegment eliminations	(4)	(4)	(8)	—	—%	4	-50%
Total Revenues	$5,301	$4,463	$4,475	$838	19%	$(12)	—%
Revenue by Geographical Location
U.S. Recorded Music	$1,985	$1,609	$1,656	$376	23%	$(47)	-3%
U.S. Music Publishing	378	325	300	53	16%	25	8%
Total U.S.	2,363	1,934	1,956	429	22%	(22)	-1%
International Recorded Music	2,559	2,201	2,184	358	16%	17	1%
International Music Publishing	383	332	343	51	15%	(11)	-3%
Total International	2,942	2,533	2,527	409	16%	6	—%
Intersegment eliminations	(4)	(4)	(8)	—	—%	4	-50%
Total Revenues	$5,301	$4,463	$4,475	$838	19%	$(12)	—%
Total Revenues
2021 vs. 2020
Total revenues increased by $838 million, or 19%, to $5,301 million for the fiscal year ended September 30, 2021 from $4,463 million for the fiscal year ended September 30, 2020. Prior to intersegment eliminations, Recorded Music revenues represented 86% and 85% of total revenues for the fiscal years ended September 30, 2021 and September 30, 2020, respectively. Prior to intersegment eliminations, Music Publishing revenues represented 14% and 15% of total revenues for the fiscal years ended September 30, 2021 and September 30, 2020, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 45% and 55% of total revenues for the fiscal year ended September 30, 2021 and 43% and 57% of total revenues for the fiscal year ended September 30, 2020, respectively.
Total digital revenues after intersegment eliminations increased by $636 million, or 22%, to $3,539 million for the fiscal year ended September 30, 2021 from $2,903 million for the fiscal year ended September 30, 2020. Total digital revenues represented 67% and 65% of consolidated revenues for the fiscal years ended September 30, 2021 and September 30, 2020, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2021 were comprised of U.S. revenues of $1,769 million and international revenues of $1,772 million, or 50% of total digital revenues for each of U.S. and international revenues. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2020 were comprised of U.S. revenues of $1,479 million and international revenues of $1,426 million, or 51% and 49% of total digital revenues, respectively.

Recorded Music revenues increased by $734 million, or 19%, to $4,544 million for the fiscal year ended September 30, 2021 from $3,810 million for the fiscal year ended September 30, 2020. U.S. Recorded Music revenues were $1,985 million and $1,609 million, or 44% and 42%, of consolidated Recorded Music revenues for the fiscal years ended September 30, 2021 and September 30, 2020, respectively. International Recorded Music revenues were $2,559 million and $2,201 million, or 56% and 58% of consolidated Recorded Music revenues for the fiscal years ended September 30, 2021 and September 30, 2020, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, physical, artist services and expanded-rights, and licensing revenue. Digital revenue increased by $537 million, or 21%, as a result of the continued growth in streaming services, including growth in emerging streaming platforms such as Facebook, TikTok and Peloton a well as strength of releases, which included new release from Cardi B, as well as carryover success from Dua Lipa, Ed Sheeran, Ava Max, the Hamilton original cast recording, Bruno Mars, Roddy Ricch, Tones and I and YoungBoy Never Broke Again. Revenue from streaming services grew by $569 million or 24% to $2,972 million for the fiscal year ended September 30, 2021 from $2,403 million for the fiscal year ended September 30, 2020. Streaming revenue growth was partially offset by a decline in download and other digital revenues of $32 million to $133 million for the fiscal year ended September 30, 2021 from $165 million for the fiscal year ended September 30, 2020 due to the continued shift to streaming services. Physical revenue increased by $115 million primarily from higher sales due to an increased demand for vinyl products, continued recovery from COVID disruption, as well as the favorable impact of foreign currency exchange rates of $15 million. Artist services and expanded-rights revenue increased by $74 million primarily due to higher direct-to-consumer merchandising revenue at EMP and the favorable impact of foreign currency exchanges rates of $26 million, partially offset by a decrease in touring activity resulting from COVID disruption. Licensing revenue increased by $8 million primarily due to higher synchronization revenue as businesses continued to recover from COVID disruption and the favorable impact of foreign currency exchange rates of $9 million, partially offset by lower compilation revenue and other COVID-impacted licensing revenue.
Music Publishing revenues increased by $104 million, or 16%, to $761 million for the fiscal year ended September 30, 2021 from $657 million for the fiscal year ended September 30, 2020. U.S. Music Publishing revenues were $378 million, or 50% of consolidated Music Publishing revenues for the fiscal year ended September 30, 2021, and $325 million, or 49% of consolidated Music Publishing revenues for the fiscal year ended September 30, 2020. International Music Publishing revenues were $383 million, or 50% of consolidated Music Publishing revenues for the fiscal year ended September 30, 2021, and $332 million, or 51% of consolidated Music Publishing revenues for the fiscal year ended September 30, 2020.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $99 million or 29%, synchronization revenue of $25 million or 21% and mechanical revenue of $1 million, partially offset by decreases in performance revenue of $20 million or 14% and other revenue of $1 million. The increase in digital revenue is primarily due to an increase in streaming revenue driven by the continued growth in streaming services, including emerging streaming platforms, and timing of new digital deals. Digital revenue growth in the year was impacted by a favorable one-time settlement in the prior year, as well as a shift in the collection of writer’s share of U.S. digital performance income from certain digital service providers. This change has no impact on Music Publishing OIBDA, but results in a slight improvement to OIBDA margin. The increase in synchronization revenue is attributable to higher motion picture and commercial income and a one-time licensing settlement. Mechanical revenue is up slightly due to the favorable impact of foreign currency exchange rates. The decrease in performance revenue is primarily driven by the impact of COVID disruption on bars, restaurants, concerts and live events, which have only partially recovered.
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
The overall decrease in Recorded Music revenue was driven by decreases in physical, artist services and expanded-rights, and licensing revenue partially offset by increases in digital revenue. Physical revenue decreased by $125 million primarily due to the continued shift from physical revenue to digital revenue, timing of releases, prior-year success of Johnny Hallyday and impact of the COVID-19 business interruption resulting in lower physical sales, offset by current year release success in Japan. Artist services and expanded-rights revenue decreased by $104 million primarily due to a decrease in touring activity and tour-related merchandising resulting from COVID-19 business interruption related tour postponements and cancellations, partially offset by higher e-commerce merchandising revenue. Licensing revenue decreased by $26 million primarily due to the impact of COVID-19, which resulted in lower broadcast fees, synchronization revenue due to lower advertising, television and film deal activity, partially offset by $5 million of licensing settlements. Digital revenue increased by $225 million as a result of the continued growth in streaming services and strength of releases, which included new releases from Roddy Ricch, YoungBoy Never Broke Again and Dua Lipa, as well as carryover success from Ed Sheeran, Tones and I, Hamilton, Lizzo, Cardi B, and Young Thug. Revenue from streaming services grew by $274 million or 13% to $2,403 million for the fiscal year ended September 30, 2020 from $2,129 million for the fiscal year ended September 30, 2019. Streaming revenue growth was partially offset by a decline in download and other digital revenues of $49 million to $165 million for the fiscal year ended September 30, 2020 from $214 million for the fiscal year ended September 30, 2019 due to the continued shift to streaming services.
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
Revenue by Geographical Location
2021 vs. 2020
U.S. revenue increased by $429 million, or 22%, to $2,363 million for the fiscal year ended September 30, 2021 from $1,934 million for the fiscal year ended September 30, 2020. U.S. Recorded Music revenue increased by $376 million or 23%. The primary driver was the increase in U.S. Recorded Music digital revenue of $239 million, or 18%, driven by the continued growth in streaming services. Streaming revenue increased by $255 million, or 21%, partially offset by $16 million of digital download and other digital declines. Increases are also attributable to the increase in U.S. Recorded Music physical revenue, which increased by $77 million from higher sales due to an increased demand for vinyl products and continued recovery from COVID disruption. U.S artist services and expanded rights revenue increased by $59 million driven by higher advertising and social platform revenues, as well as merchandising revenues and U.S licensing revenue increased by $1 million primarily due to higher synchronization revenue, partially offset by lower compilation revenue. U.S. Music Publishing revenue increased by $53 million or 16%. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $51 million, or 27%, due to the continued growth in streaming services, including emerging streaming platforms, and timing of new digital deals, partially offset by a shift in the collection of writer’s share of U.S. digital performance income from certain digital service providers. The increase in synchronization revenue of $11 million is due to higher motion picture and commercial income and a one-time licensing settlement. Increases are partially offset by the decrease in performance revenue of $7 million due to the impact of COVID disruption and mechanical revenue of $2 million from the continuing shift to streaming services.
International revenue increased by $409 million, or 16%, to $2,942 million for the fiscal year ended September 30, 2021 from $2,533 million for the fiscal year ended September 30, 2020. Excluding the favorable impact of foreign currency exchange rates, international revenue increased by $280 million or 11%. International Recorded Music revenue increased $358 million primarily due to an increase in digital revenue of $298 million, or 23%, physical revenue of $38 million, artist services and expanded-rights revenue of $15 million and licensing revenue of $7 million. International Recorded Music digital revenue increased due to a $314 million, or

26%, increase in streaming services revenue, partially offset by a $16 million decline in download and other digital revenue. The increase in international Recorded Music streaming revenue was due to the continued growth in streaming services internationally. International Recorded Music physical revenue increased from higher sales due to an increased demand for vinyl products, continued recovery from COVID disruption, as well as the favorable impact of foreign currency exchange rates. International Recorded Music artist services and expanded-rights revenue increased primarily due to the growth in EMP direct-to-consumer merchandise revenue and favorable impact of foreign currency exchanges rates, partially offset by the decrease in touring activity resulting from COVID disruption. International Recorded Music licensing revenue increased due to higher synchronization revenue and favorable foreign currency exchange rates, partially offset by lower compilation revenue and other COVID-impacted licensing revenue. International Music Publishing revenue increased by $51 million or 15%. This was primarily driven by increases in International Music Publishing digital revenue of $48 million, or 32%, synchronization revenue of $14 million and mechanical revenue of $3 million, partially offset by decreases in performance revenue of $13 million and other revenue of $1 million. The increase in digital revenue is primarily due to the increases in streaming revenue driven by the continued growth in streaming services, including emerging streaming platforms, and timing of new digital deals. Digital revenue growth in the year was impacted by a favorable one-time settlement in the prior year. The increase in synchronization revenue is due to higher commercial income. The increase in mechanical revenue is a result of favorable foreign currency exchange rates. The decline in performance revenue is due to the impact of COVID disruption.
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
International revenue increased by $6 million, or 0%, to $2,533 million for the fiscal year ended September 30, 2020 from $2,527 million for the fiscal year ended September 30, 2019. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $35 million or 1%. International Recorded Music revenue increased $17 million primarily due to an increase in digital revenue of $161 million partially offset by decreases in artist services and expanded-rights revenue of $41 million, physical revenue of $67 million and licensing revenue of $36 million. International Recorded Music digital revenue increased due to a $183 million increase in streaming services revenue, partially offset by a $22 million decline in download and other digital revenue. The increase in international Recorded Music streaming revenue was due to the continued growth in streaming services internationally. International Recorded Music artist services and expanded-rights revenue decreased primarily due to the impact of COVID-19 business interruptions, which resulted in tour postponements and cancellations, in contrast to strong touring in the prior year. This was offset by an increase in merchandise revenue, which reflects a decrease in physical retail and tour-related merchandising offset by growth in EMP e-commerce merchandise revenue. International Recorded Music physical revenue decreased due to the continued shift from physical revenue to digital revenue, impact of COVID-19, timing of releases, and the prior-year physical success of Johnny Hallyday. International Recorded Music licensing revenue decreased due to the impact of COVID-19. International Music Publishing revenue decreased $11 million or 3%. This was primarily driven by decreases in international Music Publishing performance revenue of $35 million and mechanical revenue of $7 million, both due to the impact of COVID-19 and timing of distributions, other revenue of $3 million partially offset by increases in digital revenue of $33 million, primarily due to growth in streaming, and synchronization revenue of $1 million.

Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,780	$1,560	$1,574	$220	14%	$(14)	-1%
Product costs	962	773	827	189	24%	(54)	-7%
Total cost of revenues	$2,742	$2,333	$2,401	$409	18%	$(68)	-3%
2021 vs. 2020
Our cost of revenues increased by $409 million, or 18%, to $2,742 million for the fiscal year ended September 30, 2021 from $2,333 million for the fiscal year ended September 30, 2020. Expressed as a percentage of revenues, cost of revenues remained constant at 52% for each of the fiscal years ended September 30, 2021 and September 30, 2020.
Artist and repertoire costs increased by $220 million, or 14%, to $1,780 million for the fiscal year ended September 30, 2021 from $1,560 million for the fiscal year ended September 30, 2020. Artist and repertoire costs as a percentage of revenues decreased to 34% for the fiscal year ended September 30, 2021 from 35% for the fiscal year ended September 30, 2020 due to revenue mix.
Product costs increased by $189 million, or 24%, to $962 million for the fiscal year ended September 30, 2021 from $773 million for the fiscal year ended September 30, 2020. Product costs as a percentage of revenues increased to 18% for the fiscal year ended September 30, 2021 from 17% for the fiscal year ended September 30, 2020. The overall increase as a percentage of revenues is due to revenue mix, primarily increases in physical and third party distributed label revenue.
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
Selling, general and administrative expenses
Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$870	$1,434	$764	$(564)	-39%	$670	88%
Selling and marketing expense	738	640	632	98	15%	8	1%
Distribution expense	113	95	114	18	19%	(19)	-17%
Total selling, general and administrative expense	$1,721	$2,169	$1,510	$(448)	-21%	$659	44%
______________________________________
(1)Includes depreciation expense of $77 million, $71 million and $61 million for the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively.

2021 vs. 2020
Total selling, general and administrative expense decreased by $448 million, or 21%, to $1,721 million for the fiscal year ended September 30, 2021 from $2,169 million for the fiscal year ended September 30, 2020. Expressed as a percentage of revenues, selling, general and administrative expenses decreased to 32% for the fiscal year ended September 30, 2021 from 49% for the fiscal year ended September 30, 2020. This is primarily due to lower non-cash stock-based compensation and other related expenses of $560 million, the prior-year management agreement termination fee and IPO related expenses totaling $89 million. Excluding non-cash stock-based compensation and other related expenses, the prior-year management agreement termination fee and IPO related expenses, selling, general and administrative expense as a percentage of revenues decreased to 32% for the fiscal year ended September 30, 2021 from 33% for the fiscal year ended September 30, 2020.
General and administrative expenses decreased by $564 million, or 39%, to $870 million for the fiscal year ended September 30, 2021 from $1,434 million for the fiscal year ended September 30, 2020. The decrease in general and administrative expense was primarily due to lower expense associated with non-cash stock-based compensation and other related expenses of $560 million, the prior-year management agreement termination fee and IPO related expenses totaling $89 million and credit loss reserve reversal, partially offset by increased employee related costs including restructuring. Expressed as a percentage of revenue, general and administrative expense decreased to 16% for the fiscal year ended September 30, 2021 from 32% for the fiscal year ended September 30, 2020. Excluding non-cash stock-based compensation and other related expenses, the prior-year management agreement termination fee and IPO related expenses, general and administrative expense as a percentage of revenue decreased to 16% for the fiscal year ended September 30, 2021 from 17% for the fiscal year ended September 30, 2020.
Selling and marketing expense increased by $98 million, or 15%, to $738 million for the fiscal year ended September 30, 2021 from $640 million for the fiscal year ended September 30, 2020. Expressed as a percentage of revenues, selling and marketing expense remained constant at 14% for each of the fiscal years ended September 30, 2021 and September 30, 2020.
Distribution expense increased by $18 million, or 19%, to $113 million for the fiscal year ended September 30, 2021 from $95 million for the fiscal year ended September 30, 2020. Expressed as a percentage of revenues, distribution expense remained constant at 2% for each of the fiscal years ended September 30, 2021 and September 30, 2020.
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

	For the Fiscal Year Ended September 30,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Net income (loss) attributable to Warner Music Group Corp.	$304	$(475)	$256	$779	—%	$(731)	—%
Income attributable to noncontrolling interest	3	5	2	(2)	-40%	3	—%
Net income (loss)	307	(470)	258	777	—%	(728)	—%
Income tax expense	149	23	9	126	—%	14	—%
Income (loss) before income taxes	456	(447)	267	903	—%	(714)	—%
Other expense (income)	9	57	(60)	(48)	-84%	117	—%
Interest expense, net	122	127	142	(5)	-4%	(15)	-11%
Loss on extinguishment of debt	22	34	7	(12)	-35%	27	—%
Operating income (loss)	609	(229)	356	838	—%	(585)	—%
Amortization expense	229	190	208	39	21%	(18)	-9%
Depreciation expense	77	71	61	6	8%	10	16%
OIBDA	$915	$32	$625	$883	—%	$(593)	-95%
OIBDA
2021 vs. 2020
Our OIBDA increased by $883 million to $915 million for the fiscal year ended September 30, 2021 as compared to $32 million for the fiscal year ended September 30, 2020 primarily as a result of higher revenues and lower expense associated with non-cash stock-based compensation and other related expenses, the prior-year management agreement termination fee and IPO related expenses, partially offset by higher cost of revenues. Expressed as a percentage of total revenue, OIBDA margin increased to 17% for the fiscal year ended September 30, 2021 from 1% for the fiscal year ended September 30, 2020. Excluding the expense associated with non-cash stock-based compensation and other related expenses, the prior-year management agreement termination fee and IPO related expenses, OIBDA margin as a percentage of revenue increased to 18% for the fiscal year ended September 30, 2021 from 16% for the fiscal year ended September 30, 2020 due to strong operating performance.
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
Depreciation expense
2021 vs. 2020
Our depreciation expense increased by $6 million, or 8%, to $77 million for the fiscal year ended September 30, 2021 from $71 million for the fiscal year ended September 30, 2020, primarily due to an increase in IT capital spend and assets being placed into service, partially offset by a one-time charge of $10 million related to the Los Angeles headquarters relocation in the prior year.
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

Amortization expense
2021 vs. 2020
Amortization expense increased by $39 million, or 21%, to $229 million for the fiscal year ended September 30, 2021 from $190 million for the fiscal year ended September 30, 2020, primarily due to an increase in amortizable intangible assets primarily related to the acquisition of music-related assets.
2020 vs. 2019
Amortization expense decreased by $18 million, or 9%, to $190 million for the fiscal year ended September 30, 2020 from $208 million for the fiscal year ended September 30, 2019, primarily due to certain intangible assets becoming fully amortized.
Operating income (loss)
2021 vs. 2020
Our operating income increased by $838 million to $609 million for the fiscal year ended September 30, 2021 from operating loss of $229 million for the fiscal year ended September 30, 2020. The increase in operating income was due to the factors that led to the increase in OIBDA, partially offset by higher depreciation and amortization as noted above.
2020 vs. 2019
Our operating income decreased by $585 million to a loss of $229 million for the fiscal year ended September 30, 2020 from income of $356 million for the fiscal year ended September 30, 2019. The decrease in operating income was due to the factors that led to the decrease in OIBDA.
Loss on extinguishment of debt
2021 vs. 2020
We recorded a loss on extinguishment of debt in the amount of $22 million for the fiscal year ended September 30, 2021, which represents the premiums paid for early redemption and unamortized deferred financing costs in connection with the redemption of the 5.500% Senior Notes and the 3.625% Senior Secured Notes (as defined later in this Annual Report). We recorded a loss on extinguishment of debt in the amount of $34 million for the fiscal year ended September 30, 2020, which represents the premiums paid for early redemption and unamortized deferred financing costs in connection with the redemption of the 4.125% Senior Secured Notes due 2024 (the “4.125% Senior Secured Notes”), the 4.875% Senior Secured Notes due 2024 (the “4.875% Senior Secured Notes”) and the 5.00% Senior Secured Notes due 2023 (the “5.00% Senior Secured Notes”) and the partial repayment of the Senior Term Loan Facility (as defined later in this Annual Report). Please refer to Note 9 of our consolidated financial statements for further discussion.
2020 vs. 2019
We recorded a loss on extinguishment of debt in the amount of $34 million for the fiscal year ended September 30, 2020, which represents the premiums paid for early redemption and unamortized deferred financing costs in connection with the redemption of the 4.125% Senior Secured Notes, the 4.875% Senior Secured Notes and the 5.00% Senior Secured Notes and the partial repayment of the Senior Term Loan Facility. We recorded a loss on extinguishment of debt in the amount of $7 million for the fiscal year ended September 30, 2019, which represents the unamortized deferred financing costs related to the redemption of a portion of the 4.125% Senior Secured Notes and all of the 5.625% Senior Secured Notes due 2022 (the “5.625% Senior Secured Notes”), in addition to the open market purchases of the 4.875% Senior Secured Notes. Please refer to Note 9 of our consolidated financial statements for further discussion.
Interest expense, net
2021 vs. 2020
Our interest expense, net decreased by $5 million, or 4% to $122 million for the fiscal year ended September 30, 2021 from $127 million for the fiscal year ended September 30, 2020. This was primarily driven by lower interest rates resulting from debt refinancing, partially offset by a higher principal balance due to the issuance of senior secured notes.

2020 vs. 2019
Our interest expense, net decreased by $15 million, or 11% to $127 million for the fiscal year ended September 30, 2020 from $142 million for the fiscal year ended September 30, 2019. This was primarily driven by a decline in LIBOR rates as well as lower interest rates as a result of refinancing transactions and redemption activity.
Other expense (income)
2021 vs. 2020
Other expense decreased by $48 million to $9 million for the fiscal year ended September 30, 2021 from $57 million for the fiscal year ended September 30, 2020. Other expense for the fiscal year ended September 30, 2021 primarily includes foreign currency losses on our Euro-denominated debt of $5 million and unrealized loss of $4 million on the mark-to-market of equity investments.
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
Income tax expense
2021 vs. 2020
Our income tax expense increased by $126 million to $149 million for the fiscal year ended September 30, 2021 from $23 million for the fiscal year ended September 30, 2020. The net increase of $126 million in income tax expense primarily relates to the higher pre-tax income in the current fiscal year as compared to pre-tax income before non-deductible executive compensation and transaction costs and release of a valuation allowances of foreign tax credits for the fiscal year ended September 30, 2020.
2020 vs. 2019
Our income tax expense increased by $14 million to $23 million for the fiscal year ended September 30, 2020 from $9 million for the fiscal year ended September 30, 2019. The net increase of $14 million in income tax expense primarily relates to a greater release of a U.S. deferred tax valuation allowance in the fiscal year ended September 30, 2019.
Net income (loss)
2021 vs. 2020
Our net income increased by $777 million to income of $307 million for the fiscal year ended September 30, 2021 from a loss of $470 million for the fiscal year ended September 30, 2020 as a result of the factors described above.
2020 vs. 2019
Our net income decreased by $728 million to a loss of $470 million for the fiscal year ended September 30, 2020 from income of $258 million for the fiscal year ended September 30, 2019 as a result of the factors described above.

Noncontrolling interest
2021 vs. 2020
There was $3 million of income attributable to noncontrolling interests for the fiscal year ended September 30, 2021. There was $5 million of income attributable to noncontrolling interests for the fiscal year ended September 30, 2020.
2020 vs. 2019
There was $5 million of income attributable to noncontrolling interests for the fiscal year ended September 30, 2020. There was $2 million of income attributable to noncontrolling interests for the fiscal year ended September 30, 2019.
Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Fiscal Year Ended September 30,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Recorded Music
Revenues	$4,544	$3,810	$3,840	$734	19%	$(30)	-1%
Operating income	733	175	439	558	—%	(264)	-60%
OIBDA	936	349	623	587	—%	(274)	-44%
Music Publishing
Revenues	761	657	643	104	16%	14	2%
Operating income	89	81	92	8	10%	(11)	-12%
OIBDA	174	157	166	17	11%	(9)	-5%
Corporate expenses and eliminations
Revenue eliminations	(4)	(4)	(8)	—	—%	4	-50%
Operating loss	(213)	(485)	(175)	272	-56%	(310)	—%
OIBDA	(195)	(474)	(164)	279	-59%	(310)	—%
Total
Revenues	5,301	4,463	4,475	838	19%	(12)	—%
Operating income (loss)	609	(229)	356	838	—%	(585)	—%
OIBDA	915	32	625	883	—%	(593)	-95%
Recorded Music
Revenues
2021 vs. 2020
Recorded Music revenues increased by $734 million, or 19%, to $4,544 million for the fiscal year ended September 30, 2021 from $3,810 million for the fiscal year ended September 30, 2020. U.S. Recorded Music revenues were $1,985 million and $1,609 million, or 44% and 42%, of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2021 and September 30, 2020, respectively. International Recorded Music revenues were $2,559 million and $2,201 million, or 56% and 58% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2021 and September 30, 2020, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, physical, artist services and expanded-rights and licensing revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
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
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,291	$1,148	$1,178	$143	12%	$(30)	-3%
Product costs	962	771	827	191	25%	(56)	-7%
Total cost of revenues	$2,253	$1,919	$2,005	$334	17%	$(86)	-4%
2021 vs. 2020
Recorded Music cost of revenues increased by $334 million, or 17%, to $2,253 million for the fiscal year ended September 30, 2021 from $1,919 million for the fiscal year ended September 30, 2020. Expressed as a percentage of Recorded Music revenue, cost of revenues remained constant at 50% for each of the fiscal years ended September 30, 2021 and September 30, 2020.
Artist and repertoire costs as a percentage of revenue decreased to 28% for the fiscal year ended September 30, 2021 from 30% for the fiscal year ended September 30, 2020. The decrease is primarily attributable to revenue mix.
Product costs as a percentage of revenues increased to 21% for the fiscal year ended September 30, 2021 from 20% for the fiscal year ended September 30, 2020. The increase in product costs primarily relates to revenue mix due to higher physical and third party distributed label revenue.
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
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$569	$875	$522	$(306)	-35%	$353	68%
Selling and marketing expense	726	627	621	99	16%	6	1%
Distribution expense	113	95	114	18	19%	(19)	-17%
Total selling, general and administrative expense	$1,408	$1,597	$1,257	$(189)	-12%	$340	27%
______________________________________
(1)Includes depreciation expense of $53 million, $55 million, and $45 million for the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively.

2021 vs. 2020
Recorded Music selling, general and administrative expense decreased by $189 million, or 12%, to $1,408 million for the fiscal year ended September 30, 2021 from $1,597 million for the fiscal year ended September 30, 2020. The decrease in general and administrative expense was primarily due to lower non-cash stock-based compensation and other related expenses of $367 million and credit loss reserve reversal, partially offset by increased employee related costs including restructuring. The increase in selling and marketing expense was primarily due to increased variable marketing spend on higher revenues and new releases. The increase in distribution expense was primarily due to higher artist services and expanded rights revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 31% for the fiscal year ended September 30, 2021 from 42% for the fiscal year ended September 30, 2020 primarily due to lower non-cash stock-based compensation and other related expenses of $367 million. Excluding non-cash stock-based compensation and other related expenses, selling, general and administrative expense as a percentage of Recorded Music revenue decreased to 30% for the fiscal year ended September 30, 2021 from 32% for the fiscal year ended September 30, 2020.
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
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Operating income	$733	$175	$439	$558	—%	$(264)	-60%
Depreciation and amortization	203	174	184	29	17%	(10)	-5%
OIBDA	$936	$349	$623	$587	—%	$(274)	-44%
2021 vs. 2020
Recorded Music OIBDA increased by $587 million to $936 million for the fiscal year ended September 30, 2021 from $349 million for the fiscal year ended September 30, 2020 primarily as a result of higher revenues and lower non-cash stock-based compensation and other related expenses of $367 million, partially offset by higher cost of revenues. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin increased to 21% for the fiscal year ended September 30, 2021 from 9% for the fiscal year ended September 30, 2020. Excluding non-cash stock-based compensation and other related expenses, OIBDA as a percentage of Recorded Music revenue increased to 21% for the fiscal year ended September 30, 2021 from 19% for the fiscal year ended September 30, 2020 due to strong operating performance.
Recorded Music operating income increased by $558 million to $733 million for the fiscal year ended September 30, 2021 from $175 million for the fiscal year ended September 30, 2020 due to the factors that led to the increase in Recorded Music OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.
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

Recorded Music operating income decreased by $264 million to $175 million for the fiscal year ended September 30, 2020 from $439 million for the fiscal year ended September 30, 2019 due to the factors that led to the decrease in Recorded Music OIBDA noted above. Excluding non-cash stock-based compensation expense and the one-time charge within depreciation expense, Recorded Music operating income increased by $105 million due to lower total cost of revenues, amortization expense, distribution expense, and general and administrative expense.
Music Publishing
Revenues
2021 vs. 2020
Music Publishing revenues increased by $104 million, or 16%, to $761 million for the fiscal year ended September 30, 2021 from $657 million for the fiscal year ended September 30, 2020. U.S. Music Publishing revenues were $378 million and $325 million, or 50% and 49%, of Music Publishing revenues for the fiscal years ended September 30, 2021 and September 30, 2020, respectively. International Music Publishing revenues were $383 million and $332 million, or 50% and 51%, of Music Publishing revenues for the fiscal years ended September 30, 2021 and September 30, 2020, respectively.
The overall increase in Music Publishing revenue was mainly driven by digital, synchronization and mechanical revenue growth, partially offset by lower performance and other revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
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
Cost of revenues
Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$493	$418	$404	$75	18%	$14	3%
Total cost of revenues	$493	$418	$404	$75	18%	$14	3%
2021 vs. 2020
Music Publishing cost of revenues increased by $75 million, or 18%, to $493 million for the fiscal year ended September 30, 2021 from $418 million for the fiscal year ended September 30, 2020. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 65% for the fiscal year ended September 30, 2021 from 64% for the fiscal year ended September 30, 2020, primarily attributable to revenue mix, partially offset by lower royalty expense due to a shift in the collection of writer’s share of U.S. digital performance income from certain digital service providers.
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

Selling, general and administrative expense
Music Publishing selling, general and administrative expenses comprised the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$99	$85	$76	$14	16%	$9	12%
Selling and marketing expense	1	2	2	(1)	-50%	—	—%
Total selling, general and administrative expense	$100	$87	$78	$13	15%	$9	12%
______________________________________
(1)Includes depreciation expense of $6 million, $5 million and $5 million for the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively.
2021 vs. 2020
Music Publishing selling, general and administrative expense increased by $13 million, or 15%, to $100 million for the fiscal year ended September 30, 2021 as compared to $87 million for the fiscal year ended September 30, 2020. The increase in general and administrative expense was primarily due to higher employee-related costs. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense remained constant at 13% for each of the fiscal years ended September 30, 2021 and September 30, 2020.
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
Operating income and OIBDA
Music Publishing OIBDA includes the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Operating income	$89	$81	$92	$8	10%	$(11)	-12%
Depreciation and amortization	85	76	74	9	12%	2	3%
OIBDA	$174	$157	$166	$17	11%	$(9)	-5%
2021 vs. 2020
Music Publishing OIBDA increased by $17 million, or 11%, to $174 million for the fiscal year ended September 30, 2021 from $157 million for the fiscal year ended September 30, 2020. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin decreased to 23% for the fiscal year ended September 30, 2021 from 24% for the fiscal year ended September 30, 2020. The decrease was primarily due to higher artist and repertoire costs, partially offset by lower royalty expense due to a shift in the collection of writer’s share of U.S. digital performance income from certain digital service providers.
Music Publishing operating income increased by $8 million to $89 million for the fiscal year ended September 30, 2021 from $81 million for the fiscal year ended September 30, 2020 due to the factors that led to the increase in Music Publishing OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.
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
Corporate Expenses and Eliminations
2021 vs. 2020
Our operating loss from corporate expenses and eliminations decreased by $272 million to $213 million for the fiscal year ended September 30, 2021 from $485 million for the fiscal year ended September 30, 2020 which primarily includes the decrease in non-cash stock-based compensation and other related expenses of $195 million, the prior-year management agreement termination fee and IPO related expenses totaling $89 million and decline in management fees of $7 million, partially offset by higher employee related costs, technology spend and public company related expenses.
Our OIBDA loss from corporate expenses and eliminations decreased by $279 million to $195 million for the fiscal year ended September 30, 2021 from $474 million for the fiscal year ended September 30, 2020, due to the operating loss factors noted above.
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

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at September 30, 2021
At September 30, 2021, we had $3.346 billion of debt (which is net of $37 million of premiums, discounts and deferred financing costs), $499 million of cash and equivalents (net debt of $2.847 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $31 million of Warner Music Group Corp. equity. This compares to $3.104 billion of debt (which is net of $23 million of premiums, discounts and deferred financing costs), $553 million of cash and equivalents (net debt of $2.551 billion) and $63 million of Warner Music Group Corp. deficit at September 30, 2020.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019 have been derived from our consolidated financial statements included elsewhere herein.

	Fiscal Year Ended September 30,
	2021	2020	2019
Cash provided by (used in):
Operating activities	$638	$463	$400
Investing activities	(638)	(219)	(376)
Financing activities	(61)	(316)	88
Operating Activities
Cash provided by operating activities was $638 million for the fiscal year ended September 30, 2021 compared to $463 million for the fiscal year ended September 30, 2020 and $400 million for the fiscal year ended September 30, 2019. The primary driver of the $175 million, or 38%, increase in cash provided by operating activities during the current year was primarily due to an increase in OIBDA offset by a decrease in non-cash equity compensation expense and continued A&R investment driving a use of cash from working capital.
The increase in results from operating activities for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019 reflected timing of working capital partially offset by higher taxes paid and increased cash A&R investments.
Investing Activities
Cash used in investing activities was $638 million for the fiscal year ended September 30, 2021 compared to $219 million for the fiscal year ended September 30, 2020 and $376 million for the fiscal year ended September 30, 2019.
Cash used in investing activities of $638 million for the fiscal year ended September 30, 2021 consisted of $64 million relating to investments and acquisitions of businesses, $93 million relating to capital expenditures and $481 million to acquire music-related assets, a portion of which was debt-financed.
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
Financing Activities
Cash used in financing activities was $61 million for the fiscal year ended September 30, 2021 compared to cash used in financing activities of $316 million for the fiscal year ended September 30, 2020 and cash provided by financing activities of $88 million for the fiscal year ended September 30, 2019.

The $61 million of cash used in financing activities for the fiscal year ended September 30, 2021 consisted of the redemption of the outstanding aggregate principal amount of $325 million of the 5.500% Senior Notes due 2026, the redemption of the 3.625% Senior Secured Notes due 2026 of $524 million, dividends paid of $265 million, call premiums paid on early redemption of debt of $21 million, deferred financing costs of $12 million and distributions to noncontrolling interest holders of $7 million, partially offset by the proceeds from the issuance of the 3.000% Senior Secured Notes due 2031 of $244 million which was used to fund the acquisition of music-related assets, proceeds from the issuance of the 2.250% Senior Secured Notes due 2031 of $524 million, and proceeds from the increase supplement to the Senior Term Loan Facility of $325 million.
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
There were no drawdowns on the Revolving Credit Facility during the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019.
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
We are continuing our financial transformation initiative, launched in August 2019, to upgrade our information technology and finance infrastructure, including related systems and processes, for which we currently expect upfront costs to be approximately $150 million, which includes capital expenditures of approximately $55 million. There has been a slight delay in the timing of the transformation initiative as a result of the ongoing effects of COVID-19, but it is still expected to be delivered in fiscal year 2022. Annualized run-rate savings from the financial transformation initiative are expected to be between approximately $35 million and $40 million once fully implemented starting in fiscal 2023. We expect that our primary sources of liquidity will be sufficient to fund these expenditures.
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BB+ in July 2021 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba3 in 2020. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 3.2% as of September 30, 2021. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.

2.250% Senior Secured Notes Offering and Redemption of 3.625% Senior Secured Notes
On August 16, 2021, Acquisition Corp. issued and sold €445 million in aggregate principal amount of its 2.250% Senior Secured Notes due 2031. Net proceeds of the offering, together with available cash, were used to redeem in full all of the outstanding 3.625% Senior Secured Notes due 2026.
3.750% Senior Secured Notes Offering
On November 17, 2021, Acquisition Corp. priced $540 million in aggregate principal amount of its 3.750% Senior Secured Notes due 2029 (the “3.750% Senior Secured Notes”). We expect the issuance to close on November 24, 2021. Net proceeds of the offering are expected to be used to fund a portion of the aggregate cash consideration for potential acquisitions of certain music and music-related assets, or if any of such potential acquisitions are not completed, for general corporate purposes. We may also use the net proceeds of the offering to redeem all or a portion of the 3.750% Senior Secured Notes (so long as, in the case of a partial redemption, at least $250 million of the 3.750% Senior Secured Notes remain outstanding following such redemption) at any time on one or more occasions on or prior to the fifth business day following December 20, 2021 by giving notice at least five business days prior to such time at the special optional redemption price equal to the issue price of the 3.750% Senior Secured Notes plus 1% of the principal amount thereof together with accrued and unpaid interest on such 3.750% Senior Secured Notes from the date of issuance to but excluding the redemption date.
Revolving Credit Facility
On January 31, 2018, Acquisition Corp. entered into the revolving credit agreement (as amended by the amendment dated October 9, 2019 and as further amended, amended and restated or otherwise modified from time to time, the “Revolving Credit Agreement”) for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”). On April 3, 2020, Acquisition Corp. entered into an amendment to the Revolving Credit Agreement (the “Second Amendment”) which, among other things, increased the commitments under the Revolving Credit Facility from an aggregate principal amount of $180 million to an aggregate principal amount of $300 million and extended the final maturity of the Revolving Credit Facility from January 31, 2023 to April 3, 2025. For a more detailed description of the changes effected by the Second Amendment, see Note 9 to our consolidated financial statements included elsewhere herein.
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
Acquisition Corp. is the borrower under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $300 million and includes a $90 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) plus 1.875% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving LIBOR plus 1.00% per annum, plus, in each case, 0.875% per annum; provided that, for each of clauses (i) and (ii), the applicable margin with respect to such loans is subject to adjustment upon achievement of certain leverage ratios as set forth in a leverage-based pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.84x at September 30, 2021, the applicable margin for Eurodollar loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement).

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
Senior Term Loan Facility
Acquisition Corp. is party to a $1,145 million senior secured term loan credit facility, pursuant to a credit agreement dated November 1, 2012, as amended or supplemented (the “Senior Term Loan Credit Agreement”) with Credit Suisse AG, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (as described below, the “Senior Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facilities”).
On January 20, 2021, Acquisition Corp. entered into an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement. The Senior Term Loan Credit Agreement Amendment (among other changes) (i) extends the maturity date of its outstanding term loans from November 1, 2023 to January 20, 2028 and (ii) removes a number of negative covenants limiting the ability of Acquisition Corp. to take various actions. The remaining negative covenants are limited to restrictions on liens, restrictions on fundamental changes and change of control, and are in a form substantially similar to the negative covenants in the 2.750% Senior Secured Notes due 2028, 3.875% Senior Secured Notes due 2030, 3.000% Senior Secured Notes due 2031 and 2.250% Senior Secured Notes due 2031.
On April 14, 2021, Acquisition Corp. borrowed additional term loans in an amount of $325 million under the Increase Supplement as described further in Note 9 to our consolidated financial statements included elsewhere herein. The Increase Supplement was entered into to provide for the redemption of Acquisition Corp.’s 5.500% Senior Notes due 2026. Following such borrowing, there was an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of $1,145 million.
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
Secured Notes
3.875% Senior Secured Notes
On June 29, 2020, Acquisition Corp. issued $535 million in aggregate principal amount of its 3.875% Senior Secured Notes under the Indenture, dated June 29, 2020 (the “Senior Secured Base Indenture”), among Acquisition Corp., the guarantors party thereto, Credit Suisse AG, as Notes Authorized Representative and Collateral Agent and Wells Fargo Bank, National Association, as Trustee, as supplemented by the First Supplemental Indenture (the “3.875% Supplemental Indenture”).
At any time prior to July 15, 2025, the 3.875% Senior Secured Notes may be redeemed at a redemption price equal to 100% of the principal amount of the 3.875% Senior Secured Notes redeemed plus the applicable make-whole premium (the “Make-Whole Redemption”) set forth in the Secured Notes Indenture, plus accrued and unpaid interest thereon, if any, to the applicable redemption date in accordance with the 3.875% Supplemental Indenture. Additionally, at any time prior to July 15, 2025, on one or more occasions, up to 40% of the 3.875% Senior Secured Notes may be redeemed with proceeds that Acquisition Corp. or its direct or indirect parent raises in one or more equity offerings (the “Equity Redemption”) at a redemption price equal to 103.875% of the principal amount of the 3.875% Senior Secured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption. On or after July 15, 2025, Acquisition Corp. may redeem all or a portion of the 3.875% Senior Secured Notes, at its option, at the redemption prices starting at 101.938% (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, on the 3.875% Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on July 15, 2025. Additionally, during any twelve month period prior to July 15, 2025, the 3.875% Senior Secured Notes may be redeemed at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (the “Secured Notes Redemption”).
2.750% Senior Secured Notes
Also on June 29, 2020, Acquisition Corp. issued €325 million in aggregate principal amount of its 2.750% Senior Secured Notes under the Senior Secured Base Indenture, as supplemented by the Second Supplemental Indenture, dated as of June 29, 2020, among Acquisition Corp., the guarantors party thereto and the Trustee (the “2.750% Supplemental Indenture”).
At any time prior to July 15, 2023, the 2.750% Senior Secured Notes may be redeemed pursuant to a Make-Whole Redemption in accordance with the 2.750% Supplemental Indenture. Additionally, at any time prior to July 15, 2023, the 2.750% Senior Secured Notes may be redeemed pursuant to an Equity Redemption at a redemption price equal to 102.750% of the principal amount of the 2.750% Senior Secured Notes redeemed, plus accrued and unpaid interest, subject to the same provisos as the 3.875% Senior Secured Notes Equity Redemption. On or after July 15, 2023, Acquisition Corp. may redeem all or a portion of the 2.750% Senior Secured Notes, at its option, at the redemption prices starting at 101.375% (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, on the 2.750% Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on July 15, 2023. Additionally, during any twelve month period prior to July 15, 2023, the 2.750% Senior Secured Notes may be redeemed pursuant to a Secured Notes Redemption.
3.000% Senior Secured Notes
On August 12, 2020, Acquisition Corp. issued $550 million in aggregate principal amount of its 3.000% Senior Secured Notes under the Senior Secured Base Indenture, as supplemented by the Third Supplemental Indenture, dated as of August 12, 2020, among Acquisition Corp., the guarantors party thereto and the Trustee (the “3.000% Supplemental Indenture”).
At any time prior to February 15, 2026, the 3.000% Senior Secured Notes may be redeemed pursuant to a Make-Whole Redemption in accordance with the 3.000% Supplemental Indenture. Additionally, at any time prior to August 15, 2023, the 3.000% Senior Secured Notes may be redeemed pursuant to an Equity Redemption at a redemption price equal to 103.000% of the principal amount of the 3.000% Senior Secured Notes redeemed, plus accrued and unpaid interest, subject to the same provisos as the 3.875% Senior Secured Notes Equity Redemption. On or after February 15, 2026, Acquisition Corp. may redeem all or a portion of the 3.000% Senior Secured Notes, at its option, at the redemption prices starting at 101.500% (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, on the 3.000% Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15, 2026. Additionally, during any twelve month period prior to February 15, 2026, the 3.000% Senior Secured Notes may be redeemed pursuant to a Secured Notes Redemption.
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
2.250% Senior Secured Notes
On August 16, 2021, Acquisition Corp. issued and sold €445 million in aggregate principal amount of its 2.250% Senior Secured Notes due 2031 (the “2.250% Senior Secured Notes”) under the Senior Secured Base Indenture, as supplemented by the Fifth Supplemental Indenture, dated as of August 16, 2021, among Acquisition Corp., the guarantors party thereto and the Trustee (the “2.250% Supplemental Indenture”).
At any time prior to August 15, 2026, the 2.250% Senior Secured Notes may be redeemed pursuant to a Make-Whole Redemption in accordance with the 2.250% Supplemental Indenture. Additionally, at any time prior to August 15, 2026, the 2.250% Senior Secured Notes may be redeemed pursuant to an Equity Redemption at a redemption price equal to 102.250% of the principal amount of the 2.250% Senior Secured Notes redeemed, plus accrued and unpaid interest, subject to the same provisos as the 3.875% Senior Secured Notes Equity Redemption. On or after August 15, 2026, Acquisition Corp. may redeem all or a portion of the 2.250% Senior Secured Notes, at its option, at the redemption prices starting at 101.125% (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, on the 2.250% Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15, 2026. Additionally, during any twelve month period prior to August 15, 2026, the 2.250% Senior Secured Notes may be redeemed pursuant to a Secured Notes Redemption at 101.125%.
3.750% Senior Secured Notes
On November 17, 2021, Acquisition Corp. priced $540 million in aggregate principal amount of its 3.750% Senior Secured Notes due 2029 (the “3.750% Senior Secured Notes,” together with the 3.875% Senior Secured Notes, the 2.750% Senior Secured Notes, the 3.000% Senior Secured Notes and the 2.250% Senior Secured Notes, the “Secured Notes”). We expect to issue the 3.750% Senior Secured Notes on November 24, 2021 under the Senior Secured Base Indenture, as supplemented by the Sixth Supplemental Indenture, dated as of November 24, 2021, among Acquisition Corp., the guarantors party thereto and the Trustee (the “3.750% Supplemental Indenture,” together with the Senior Secured Base Indenture, the 3.875% Supplemental Indenture, the 2.750% Supplemental Indenture, the 3.000% Supplemental Indenture and the 2.250% Supplemental Indenture, the “Secured Notes Indenture”).
At any time on one or more occasions on or prior to the fifth business day following December 20, 2021 by giving notice at least five business days prior to such time, Acquisition Corp. may elect to redeem all or a portion of the 3.750% Senior Secured Notes at a special optional redemption price equal to the issue price of the 3.750% Senior Secured Notes plus 1% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding, the redemption date, provided, that Acquisition Corp. may only elect to redeem fewer than all of the 3.750% Senior Secured Notes, if, after giving effect to any such redemption, at least $250 million aggregate principal amount of the 3.750% Senior Secured Notes remains outstanding following such special optional redemption.
At any time prior to December 1, 2024, the 3.750% Senior Secured Notes may be redeemed pursuant to a Make-Whole Redemption in accordance with the 3.750% Supplemental Indenture. Additionally, at any time prior to December 1, 2024, the 3.750% Senior Secured Notes may be redeemed pursuant to an Equity Redemption at a redemption price equal to 103.750% of the principal amount of the 3.750% Senior Secured Notes redeemed, plus accrued and unpaid interest, subject to the same provisos as the 3.875% Senior Secured Notes Equity Redemption. On or after December 1, 2024, Acquisition Corp. may redeem all or a portion of the 3.750% Senior Secured Notes, at its option, at the redemption prices starting at 101.875% (expressed as a percentage of principal amount) plus accrued and unpaid interest thereon, if any, on the 3.750% Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on December 1, 2024. Additionally, during any twelve month period prior to December 1, 2024, the 3.750% Senior Secured Notes may be redeemed pursuant to a Secured Notes Redemption.
General Terms of Our Indebtedness
Certain terms of the Senior Credit Facilities and certain terms of each series of notes under our Secured Notes Indenture are described below.

Ranking
The indebtedness incurred pursuant to the Revolving Credit Facility and the Senior Term Loan Facility and the Secured Notes are Acquisition Corp.’s senior secured obligations and are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements. The Secured Notes rank senior in right of payment to Acquisition Corp.’s existing and future subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness and any future senior secured credit facility; are effectively senior to Acquisition Corp.’s unsecured senior indebtedness to the extent of the value of the collateral securing the senior secured obligations; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)).

Guarantees and Security
The obligations under each of the Revolving Credit Facility, the Senior Term Loan Facility and the Secured Notes Indenture are guaranteed by each direct and indirect U.S. restricted subsidiary of Acquisition Corp., other than certain excluded subsidiaries. All obligations of Acquisition Corp. and each guarantor under the Revolving Credit Facility, the Senior Term Loan Facility and the Secured Notes Indenture are secured by substantially all the assets of Acquisition Corp and each subsidiary guarantor.
Covenants, Representations and Warranties
The Revolving Credit Facility, the Senior Term Loan Facility and the Secured Notes contain customary representations and warranties and certain affirmative and negative covenants. The negative covenants applicable to securities issued pursuant to the Secured Notes Indenture, Senior Term Loan Facility and the Revolving Credit Facility limit the ability of Acquisition Corp. and its restricted subsidiaries to, among other things, create liens and consolidate, merge, sell or otherwise dispose of all or substantially all of its assets. In addition, our Revolving Credit Facility includes additional covenants, which are incurrence-based high yield covenants and limit the ability of Acquisition Corp. and its restricted subsidiaries to, among other things, incur additional indebtedness or issue certain preferred shares; pay dividends, redeem stock or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make other intercompany transfers; transfer or sell assets; enter into certain transactions with its affiliates; and designate subsidiaries as unrestricted subsidiaries. These additional covenants are currently suspended. These covenants will be reinstated if Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increases above 3.50:1.00 and the term loans do not achieve an investment grade rating.
The negative covenants are subject to customary exceptions. There are no financial covenants included in the Revolving Credit Agreement, other than a springing leverage ratio of 5.00:1.00 (with no step-down), which is not tested, unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $105 million. There are no financial covenants included in the Senior Term Loan Credit Agreement or the Secured Notes Indenture.
Events of Default
Events of default under the Revolving Credit Facility, the New Senior Term Loan Facility and the Secured Notes Indenture include, as applicable, nonpayment of principal when due, nonpayment of interest or other amounts, inaccuracy of representations or warranties in any material respect, violation of covenants, cross default and cross acceleration to other material debt, certain bankruptcy or insolvency events, certain ERISA events, certain material judgments, actual or asserted invalidity of security interests in excess of $50 million, or $75 million in the case of the Secured Notes Indenture, in each case subject to customary thresholds, notice and grace period provisions.
Change of Control
Upon the occurrence of a change of control triggering event, which is defined in the Secured Notes Indenture, each holder of the Secured Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Existing Debt as of September 30, 2021
As of September 30, 2021, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2028	1,145
2.750% Senior Secured Notes due 2028 (€325 face amount)	381
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	522
3.000% Senior Secured Notes due 2031	800
Total long-term debt, including the current portion	$3,383
Issuance premium less unamortized discount and unamortized deferred financing costs	$(37)
Total long-term debt, including the current portion, net	$3,346
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $7 million at September 30, 2021. There were no loans outstanding under the Revolving Credit Facility at September 30, 2021.
Dividends
The Company’s ability to pay dividends may be restricted by covenants in the credit agreement for the Revolving Credit Facility which are currently suspended but which will be reinstated if Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increases above 3.50:1.00 and the term loans do not achieve an investment grade rating.
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
On August 13, 2021, the Company’s board of directors declared a cash dividend of $0.15 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid on September 1, 2021.
The Company paid cash dividends to stockholders and participating security holders of $265 million, $344 million and $94 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
On November 9, 2021, the Company’s board of directors declared a cash dividend of $0.15 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on December 1, 2021 to stockholders of record as of the close of business on November 23, 2021.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of September 30, 2021.
On January 18, 2019, we delivered a notice to the trustee under the 2012 Secured Indenture and 2014 Unsecured Indenture changing the Fixed GAAP Date, as defined under the indentures, to October 1, 2018. Under the Senior Term Loan Facility, the Revolving Credit Facility and the Secured Notes Indenture, the Fixed GAAP Date is set for April 3, 2020, other than in respect of capital leases, which are frozen at November 1, 2012.
The Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on EBITDA, which is defined under the Revolving Credit Agreement. Our ability to borrow funds under the Revolving Credit Facility may depend upon our ability to meet the leverage ratio test at the end of a fiscal quarter to the extent we have drawn a certain amount of revolving loans. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein. EBITDA as defined in the Revolving Credit Facility is based on Consolidated Net Income (as defined in the

Revolving Credit Facility), both of which terms differ from the terms “EBITDA” and “net income” as they are commonly used. For example, the calculation of EBITDA under the Revolving Credit Facility, in addition to adjusting net income to exclude interest expense, income taxes and depreciation and amortization, also adjusts net income by excluding items or expenses such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access; (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement); (6) transaction expenses; (7) equity-based compensation expense; and (8) certain extraordinary, unusual or non-recurring items. The definition of EBITDA under the Revolving Credit Facility also includes adjustments for the pro forma impact of certain projected cost savings, operating expense reductions and synergies and any quality of earnings analysis prepared by independent certified public accountants in connection with an acquisition, merger, consolidation or other investment. The Senior Term Loan Facility and the Secured Notes Indenture use financial measures called “Consolidated EBITDA” or “EBITDA” and “Consolidated Net Income” that have substantially the same definitions to EBITDA and Consolidated Net Income, each as defined under the Revolving Credit Agreement.
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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended September 30, 2021, for the twelve months ended September 30, 2020 and for the three months ended September 30, 2021 and September 30, 2020. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended September 30, 2021. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$307	$(470)	$30	$1
Income tax expense (benefit)	149	23	22	(21)
Interest expense, net	122	127	29	29
Depreciation and amortization	306	261	79	67
Loss on extinguishment of debt (a)	22	34	10	34
Net gain on divestitures and sale of securities (b)	(3)	(1)	—	—
Restructuring costs (c)	29	22	18	9
Net hedging and foreign exchange losses (gains) (d)	11	61	(20)	51
Management fees (e)	—	20	—	(3)
Transaction costs (f)	10	76	5	(1)
Business optimization expenses (g)	42	39	12	6
Non-cash stock-based compensation expense (h)	45	608	12	8
Other non-cash charges (i)	5	10	30	(6)
Pro forma impact of cost savings initiatives and specified transactions (j)	45	27	10	3
Adjusted EBITDA	$1,090	$837	$237	$177
Senior Secured Indebtedness (k)	$3,096
Leverage Ratio (l)	2.84x
______________________________________
(a)Reflects loss on extinguishment of debt, primarily including tender fees and unamortized deferred financing costs.
(b)Reflects net gain on sale of securities and divestitures.
(c)Reflects severance costs and other restructuring related expenses.
(d)Reflects (gains) losses from hedging activities and unrealized (gains) losses due to foreign exchange on our Euro-denominated debt and intercompany transactions.
(e)Reflects management fees and related expenses paid to Access pursuant to the management agreement, which was terminated upon completion of the IPO in June 2020.
(f)Reflects mainly integration, transaction and qualifying IPO costs.
(g)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $10 million and $33 million related to our finance transformation for the three and twelve months ended September 30, 2021, respectively, as well as $5 million and $30 million for the three and twelve months ended September 30, 2020, respectively.
(h)Reflects non-cash stock-based compensation expense related to the Second Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan and the Omnibus Incentive Plan.
(i)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market of an equity method investment, investment losses (gains) and other non-cash impairments.
(j)Reflects expected savings resulting from transformation initiatives and the pro forma impact of specified transactions for the three and twelve months ended September 30, 2021. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $6 million increase in the twelve months ended September 30, 2021 Adjusted EBITDA.
(k)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $3.346 billion less cash of $250 million.
(l)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of September 30, 2021 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
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

Contractual and Other Obligations
Firm Commitments
The following table summarizes the Company’s aggregate contractual obligations at September 30, 2021, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Firm Commitments and Outstanding Debt	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(in millions)
Senior Secured Notes (1)	$—	$—	$—	$2,238	$2,238
Interest on Senior Secured Notes (1)	67	134	134	271	606
Senior Term Loan Facility (1)	—	—	—	1,145	1,145
Interest on Senior Term Loan Facility (1)	44	74	86	63	267
Operating leases (2)	57	108	94	136	395
Artist, songwriter and co-publisher commitments (3)	537	*	*	*	537
Minimum funding commitments to investees and other obligations (4)	19	3	1	—	23
Total firm commitments and outstanding debt	$724	$319	$315	$3,853	$5,211
______________________________________
The following is a description of our firmly committed contractual obligations at September 30, 2021:
(1)Outstanding debt obligations consist of the Senior Term Loan Facility and the Senior Secured Notes. These obligations have been presented based on the principal amounts due as of September 30, 2021. Amounts do not include any fair value adjustments, bond premiums, discounts or unamortized deferred financing costs.
(2)Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world.
(3)The Company routinely enters into long-term commitments with recording artists, songwriters and publishers for the future delivery of music. Such commitments generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and publishers. Additionally, such commitments are typically cancellable at the Company’s discretion, generally without penalty. Based on contractual obligations, aggregate firm commitments to such talent approximate $537 million at September 30, 2021. The aggregate firm commitments expected for the next twelve-month period based on contractual obligations and the Company’s expected release schedule approximates $303 million at September 30, 2021.
(4)We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above. Other long-term liabilities, which are not included in the table above, include $12 million and $12 million of liabilities for uncertain tax positions as of September 30, 2021 and September 30, 2020, respectively. We are unable to accurately predict when these amounts will be realized or released.
*Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
As of September 30, 2021, we had recorded goodwill in the amount of $1.830 billion, including $1.366 billion and $464 million for our Recorded Music and Music Publishing businesses, respectively, primarily related to the Merger and PLG Acquisition. As of September 30, 2021, we had recorded definite-lived intangible assets of $2.017 billion and indefinite-lived intangible assets of $154 million. We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year as of July 1. We performed a qualitative assessment for our reporting units and other indefinite-lived intangible assets in fiscal 2021. This assessment considered changes in our projected future cash flows and discount rates, recent market transactions and overall macroeconomic conditions. Based on this assessment, we concluded that it was more likely than not that the estimated fair values of our reporting units and other indefinite-lived intangible assets were higher than their carrying values and that the performance of a quantitative impairment test was not required.
See Note 8 to the consolidated financial statements for a further discussion of our goodwill and intangible assets.
Revenue and Cost Recognition
Revenues
Recorded Music
As required by FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when, or as, control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. The Company’s revenue recognition process involves several applications that are responsible for the initiation and processing of transactions in order to recognize revenue in accordance with the Company’s policy and ASC 606.
Revenues from the sale or license of Recorded Music products through digital distribution channels are typically recognized when sale or usage occurs based on usage reports received from the customer. Certain contracts contain minimum guarantees, which are recoupable against royalties. Upon contract inception, the Company will assess whether a shortfall or breakage is expected (i.e., where the minimum guarantee will not be recouped through royalties) in order to determine timing of revenue recognition for the minimum guarantee.
For fixed fee contracts and minimum guarantee contracts where breakage is expected, the total transaction price (fixed fee or minimum guarantee) is typically recognized using an appropriate measure of progress over the contractual term. The Company updates its assessment of the transaction price each reporting period to see if anticipated royalty earnings exceed the minimum guarantee. For contracts where breakage is not expected, royalties are recognized as revenue as sales or usage occurs based upon the licensee’s usage reports and, when these reports are not available, revenue is based on historical data, industry information and other relevant trends.

Music Publishing
Music Publishing revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions and the sale of published sheet music and songbooks. The receipt of royalties principally relates to amounts earned from the public performance of musical compositions, the mechanical reproduction of musical compositions on recorded media, including digital formats and the use of musical compositions in synchronization with visual images. Music publishing royalties, except for synchronization royalties, generally are recognized when the sale or usage occurs. The most common form of consideration for publishing contracts is sales- and usage-based royalties. The collecting societies submit usage reports, typically with payment for royalties due, often on a quarterly or biannual reporting period, in arrears. Royalties are recognized as the sale or usage occurs based upon usage reports and, when these reports are not available, royalties are estimated based on historical data, such as recent royalties reported, company-specific information with respect to changes in repertoire, industry information and other relevant trends. Synchronization revenue is typically recognized as revenue when control of the license is transferred to the customer in accordance with ASC 606.
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
We had $1,880 million and $1,628 million of royalty payables in our balance sheet at September 30, 2021 and September 30, 2020, respectively.
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
We had $830 million and $489 million of advances in our balance sheet at September 30, 2021 and September 30, 2020, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.
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

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions, unless such positions are determined to be more likely than not of being sustained upon examination based on their technical merits. There is considerable judgment involved in determining whether positions taken on the Company’s tax returns are more likely than not of being sustained.
Accounting for Stock-Based Compensation
Stock-based compensation represents compensation payment for which the amounts are based on the fair market value of the Company’s common stock. Prior to the Company’s IPO, the Company’s Second Amended and Restated Senior Management Free Cash Flow Plan (the “Plan”) was classified as a liability rather than equity under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). In February 2020, the Company filed a Form S-1 registration statement with the SEC in connection with the IPO, which required a change in accounting policy during the three months ended March 31, 2020 from the intrinsic value method to fair value method in determining the basis of measurement of its stock-based compensation liability.
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
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included elsewhere herein for more information regarding recently issued accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 15 to our consolidated financial statements included herein, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2021, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2020.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of September 30, 2021, the Company had no outstanding hedge contracts.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. As we have no hedge contracts outstanding as of September 30, 2021, the fair value of the foreign exchange forward contracts would have no impact. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.383 billion of principal debt outstanding at September 30, 2021, of which $1,145 million was variable-rate debt and $2.239 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At September 30, 2021, 66% of the Company’s debt was at a fixed rate. In addition, as of September 30, 2021, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $1,145 million of U.S. dollar-denominated variable-rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt.
Based on the level of interest rates prevailing at September 30, 2021, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.412 billion. Further, as of September 30, 2021, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $34 million or increase the fair value of the fixed-rate debt by approximately $30 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. and subsidiaries (the Company) as of September 30, 2021 and September 30, 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity (deficit) for each of the years in the three-year period ended September 30, 2021, and the related notes, and financial statement schedule II as listed in the accompanying index to Item 8 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and September 30, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 7 to the consolidated financial statements, the Company has changed its method of accounting for leases as of October 1, 2019 due to the adoption of ASC Topic 842, Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over Recorded Music digital revenue
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company generated $3,105 million of digital revenues within the Recorded Music segment, for the year ended September 30, 2021. The Company’s Recorded Music digital revenue recognition process involves several applications responsible for the initiation, processing, and recording of transactions in accordance with the Company’s accounting policy.
We identified the evaluation of the sufficiency of audit evidence related to digital revenue in the Recorded Music segment as a critical audit matter. Evaluating the sufficiency of audit evidence required especially subjective auditor judgment due to the multiple information technology (IT) applications, data interfaces, and processing used for the initiation, processing, and recording of transactions, and required involvement of IT professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over Recorded Music digital revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to Recorded Music digital revenue process. We involved IT professionals with specialized skills and knowledge, who assisted in evaluating general IT controls and application controls used in the Recorded Music digital revenue process. For a selection of Recorded Music digital revenue agreements, we read the underlying agreements and evaluated the Company’s assessment of the contract terms in accordance with revenue recognition requirements. For a sample of revenue transactions, we compared the amounts recognized to (1) underlying sales and usage statements received from customers and cash receipts, where applicable, and (2) underlying documentation, including contracts. We evaluated sales and usage statements provided by customers received after year end to assess the accuracy of revenue recorded as of September 30, 2021. For a sample of manual journal entries to Recorded Music digital revenue, which included amounts for contracts that contain non-recoupable fixed fees or minimum guarantees, we agreed amounts to underlying documentation and, where applicable, recalculated the Company’s determination of revenue recognized. In addition, we evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed, including appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
New York, New York
November 23, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Warner Music Group Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Warner Music Group Corp. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity (deficit) for each of the years in the three-year period ended September 30, 2021, and the related notes, and financial statement schedule II as listed in the accompanying index to Item 8 (collectively, the consolidated financial statements), and our report dated November 23, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
New York, New York
November 23, 2021

Warner Music Group Corp.
Consolidated Balance Sheets

	September 30, 2021	September 30, 2020
	(in millions, except share data)
Assets
Current assets:
Cash and equivalents	$499	$553
Accounts receivable, net of allowances of $20 million and $23 million	839	771
Inventories	99	79
Royalty advances expected to be recouped within one year	373	220
Prepaid and other current assets	86	55
Total current assets	1,896	1,678
Royalty advances expected to be recouped after one year	457	269
Property, plant and equipment, net	364	331
Operating lease right-of-use assets, net	268	273
Goodwill	1,830	1,831
Intangible assets subject to amortization, net	2,017	1,653
Intangible assets not subject to amortization	154	154
Deferred tax assets, net	31	68
Other assets	194	153
Total assets	$7,211	$6,410
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$302	$264
Accrued royalties	1,880	1,628
Accrued liabilities	461	382
Accrued interest	14	30
Operating lease liabilities, current	43	39
Deferred revenue	348	297
Other current liabilities	102	80
Total current liabilities	3,150	2,720
Long-term debt	3,346	3,104
Operating lease liabilities, noncurrent	287	299
Deferred tax liabilities, net	207	163
Other noncurrent liabilities	175	169
Total liabilities	$7,165	$6,455
Equity (deficit):
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized, 122,414,827 and 88,578,361 shares issued and outstanding as of September 30, 2021 and September 30, 2020, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000,000 shares authorized, 391,970,996 and 421,450,000 issued and outstanding as of September 30, 2021 and September 30, 2020, respectively	1	1
Additional paid-in capital	1,942	1,907
Accumulated deficit	(1,710)	(1,749)
Accumulated other comprehensive loss, net	(202)	(222)
Total Warner Music Group Corp. equity (deficit)	31	(63)
Noncontrolling interest	15	18
Total equity (deficit)	46	(45)
Total liabilities and equity (deficit)	$7,211	$6,410
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations

	Fiscal Year Ended September 30,
	2021	2020	2019
	(in millions, except share and per share data)
Revenue	$5,301	$4,463	$4,475
Costs and expenses:
Cost of revenue	(2,742)	(2,333)	(2,401)
Selling, general and administrative expenses (a)	(1,721)	(2,169)	(1,510)
Amortization expense	(229)	(190)	(208)
Total costs and expenses	(4,692)	(4,692)	(4,119)
Operating income (loss)	609	(229)	356
Loss on extinguishment of debt	(22)	(34)	(7)
Interest expense, net	(122)	(127)	(142)
Other (expense) income	(9)	(57)	60
Income (loss) before income taxes	456	(447)	267
Income tax expense	(149)	(23)	(9)
Net income (loss)	307	(470)	258
Less: Income attributable to noncontrolling interest	(3)	(5)	(2)
Net income (loss) attributable to Warner Music Group Corp.	$304	$(475)	$256

Net income (loss) per share attributable to common stockholders:
Class A – Basic and Diluted	$0.58	$(0.82)	$—
Class B – Basic and Diluted	$0.58	$(0.95)	$0.51
Weighted average common shares:
Class A – Basic and Diluted	110,560,517	26,897,115	—
Class B – Basic and Diluted	402,911,743	477,624,846	501,991,944

(a) Includes depreciation expense:	$(77)	$(71)	$(61)
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended September 30,
	2021	2020	2019
	(in millions)
Net income (loss)	$307	$(470)	$258
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	7	37	(34)
Deferred gain (loss) on derivative financial instruments	12	(21)	(11)
Minimum pension liability	1	2	(5)
Other comprehensive income (loss), net of tax	20	18	(50)
Total comprehensive income (loss)	327	(452)	208
Less: Income attributable to noncontrolling interest	(3)	(5)	(2)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$324	$(457)	$206
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
	2021	2020	2019
	(in millions)
Cash flows from operating activities
Net income (loss)	$307	$(470)	$258
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	306	261	269
Unrealized losses (gains) and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	3	54	(28)
Deferred income taxes	27	(57)	(68)
Loss on extinguishment of debt	22	34	7
Net (gain) loss on divestitures and investments	4	(2)	(20)
Non-cash interest expense	5	5	6
Non-cash stock-based compensation expense	45	608	50
Changes in operating assets and liabilities:
Accounts receivable, net	(58)	18	(90)
Inventories	(19)	(2)	3
Royalty advances	(332)	(108)	(110)
Accounts payable and accrued liabilities	91	(32)	3
Royalty payables	217	36	130
Accrued interest	(16)	(4)	3
Operating lease liabilities	(3)	(3)	—
Deferred revenue	47	114	(4)
Other balance sheet changes	(8)	11	(9)
Net cash provided by operating activities	638	463	400
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(481)	(40)	(41)
Capital expenditures	(93)	(85)	(104)
Investments and acquisitions of businesses, net of cash received	(64)	(94)	(231)
Net cash used in investing activities	(638)	(219)	(376)
Cash flows from financing activities
Proceeds from issuance of 3.000% Senior Secured Notes due 2031	244	550	—
Proceeds from increase supplement to Senior Term Loan Facility	325	—	—
Proceeds from issuance of 2.250% Senior Secured Notes due 2031	524	—	—
Redemption of 5.500% Senior Notes due 2026	(325)	—	—
Redemption of 3.625% Senior Secured Notes due 2026	(524)	—	—
Proceeds from issuance of 3.875% Senior Secured Notes due 2030	—	535	—
Proceeds from issuance of 2.750% Senior Secured Notes due 2028	—	365	—
Repayment of 5.000% Senior Secured Notes due 2023	—	(300)	—
Repayment of 4.875% Senior Secured Notes due 2024	—	(220)	—
Repayment of 4.125% Senior Secured Notes due 2024	—	(349)	—
Partial repayment of Senior Term Loan Facility due 2023	—	(506)	—
Proceeds from issuance of Acquisition Corp. 3.625% Senior Secured Notes	—	—	514
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	—	—	(40)
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	—	—	(30)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	—	—	(247)
Deferred financing costs paid	(12)	(17)	(7)
Call premiums paid on early redemption of debt	(21)	(23)	(5)
Distribution to noncontrolling interest holders	(7)	(7)	(3)
Dividends paid	(265)	(344)	(94)
Net cash (used in) provided by financing activities	(61)	(316)	88
Effect of exchange rate changes on cash and equivalents	7	6	(7)
Net (decrease) increase in cash and equivalents	(54)	(66)	105
Cash and equivalents at beginning of period	553	619	514
Cash and equivalents at end of period	$499	$553	$619
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Equity (Deficit)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)
	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balances at September 30, 2018	—	$—	501,991,944	$1	$1,127	$(1,272)	$(190)	$(334)	$14	$(320)
Cumulative effect of ASC 606 adoption	—	—	—	—	—	139	—	139	11	150
Net income	—	—	—	—	—	256	—	256	2	258
Other comprehensive loss, net of tax	—	—	—	—	—	—	(50)	(50)	—	(50)
Dividends ($0.59 per Class B share)	—	—	—	—	—	(300)	—	(300)	—	(300)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3)	(3)
Other	—	—	3,838,078	—	—	—	—	—	(4)	(4)
Balances at September 30, 2019	—	$—	505,830,022	$1	$1,127	$(1,177)	$(240)	$(289)	$20	$(269)
Cumulative effect of ASC 842 adoption	—	—	—	—	—	7	—	7	—	7
Net loss	—	—	—	—	—	(475)	—	(475)	5	(470)
Other comprehensive loss, net of tax	—	—	—	—	—	—	18	18	—	18
Dividends ($0.12 per Class A share and $0.27 per Class B share)	—	—	—	—	—	(137)	—	(137)	—	(137)
Stock-based compensation expense	—	—	—	—	11	—	—	11	—	11
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(7)	(7)
Cumulative effect of ASC 718 accounting policy change	—	—	—	—	—	33	—	33	—	33
Modification of stock-based compensation plan	—	—	—	—	769	—	—	769	—	769
Shares listed through IPO	88,550,000	—	(88,550,000)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	28,361	—	—	—	—	—	—	—	—	—
Other	—	—	4,169,978	—	—	—	—	—	—	—
Balances at September 30, 2020	88,578,361	$—	421,450,000	$1	$1,907	$(1,749)	$(222)	$(63)	$18	$(45)
Net income	—	—	—	—	—	304	—	304	3	307
Other comprehensive income, net of tax	—	—	—	—	—	—	20	20	—	20
Dividends ($0.51 per share)	—	—	—	—	—	(265)	—	(265)	—	(265)
Stock-based compensation expense	—	—	—	—	35	—	—	35	—	35
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(7)	(7)
Exchange of Class B shares for Class A shares	19,234,103	—	(19,234,106)	—	—	—	—	—	—	—
Shares issued under the Plan	4,321,259	—	—	—	—	—	—	—	—	—
Conversion of Class B shares	10,244,898	—	(10,244,898)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	36,206	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	1	1
Balances at September 30, 2021	122,414,827	$—	391,970,996	$1	$1,942	$(1,710)	$(202)	$31	$15	$46
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
Initial Public Offering
On June 5, 2020, the Company completed an initial public offering (“IPO”) of Class A common stock of the Company, par value $0.001 per share (“Class A Common Stock”). The Company listed these shares on the NASDAQ stock market under the ticker symbol “WMG.” The offering consisted entirely of secondary shares sold by Access Industries, LLC (collectively with its affiliates, “Access”) and certain related selling stockholders.
Following the completion of the IPO, Access and its affiliates continue to hold all of the Class B common stock of the Company, par value $0.001 per share (“Class B Common Stock”), representing approximately 98% of the total combined voting power of the Company’s outstanding common stock and approximately 76% of the economic interest. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ. See Item 1A. Risk Factors — Risks Related to Our Controlling Stockholder.
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
Music Publishing Operations
While Recorded Music is focused on marketing, promoting, distributing and licensing a particular recording of a musical composition, Music Publishing is an intellectual property business focused on generating revenue from uses of the musical composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business shares the revenues generated from use of the musical compositions with the songwriter or other rightsholders.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2021 ended on September 24, 2021, the fiscal year ended September 30, 2020 ended on September 25, 2020 and the fiscal year ended September 30, 2019 ended on September 27, 2019. For convenience purposes, the Company continues to date its financial statements as of September 30.
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
During the fiscal year ended September 30, 2021, Access converted 10,244,898 shares of Class B Common Stock to the same number of shares of Class A Common Stock, which it subsequently sold through open market sales, which is reflected as a conversion of Class B Common Stock for Class A Common Stock in the consolidated statements of equity.
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
Concentration of Credit Risk
Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. As of September 30, 2021 and September 30, 2020, Spotify represented 18% and 16%, respectively, of the Company’s accounts receivable balance. No other single customer accounted for more than 10% of accounts receivable in either period. The Company, by policy, routinely assesses the financial strength of its customers. As such, the Company does not believe there is any significant collection risk.
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
The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to long-term, fixed-rate debt (see Note 18) and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

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
Foreign Currency Translation
The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statements of equity (deficit) as a component of accumulated other comprehensive loss.

Revenues
Recorded Music
As required by FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when, or as, control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. The Company’s revenue recognition process involves several applications that are responsible for the initiation and processing of transactions in order to recognize revenue in accordance with the Company’s policy and ASC 606.
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
Certain contracts contain minimum guarantees, which are recoupable against royalties. Upon contract inception, the Company will assess whether a shortfall or breakage is expected (i.e., where the minimum guarantee will not be recouped through royalties) in order to determine timing of revenue recognition for the minimum guarantee. For fixed fee contracts and minimum guarantee contracts where breakage is expected, the total transaction price (fixed fee or minimum guarantee) is recognized using an appropriate measure of progress over the contractual term. The Company updates its assessment of the transaction price each reporting period to see if anticipated royalty earnings exceed the minimum guarantee. For contracts where breakage is not expected, royalties are recognized as revenue as sales or usage occurs based upon the licensee’s usage reports and, when these reports are not available, revenue is based on historical data, industry information and other relevant trends.
Music Publishing
Music Publishing revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions and the sale of published sheet music and songbooks. The receipt of royalties principally relates to amounts earned from the public performance of musical compositions, the mechanical reproduction of musical compositions on recorded media, including digital formats and the use of musical compositions in synchronization with visual images. Music publishing royalties, except for synchronization royalties, generally are recognized when the sale or usage occurs. The most common form of consideration for publishing contracts is sales- and usage-based royalties. The collecting societies submit usage reports, typically with payment for royalties due, often on a quarterly or biannual reporting period, in arrears. Royalties are recognized as the sale or usage occurs based upon usage reports and, when these reports are not available, royalties are estimated based on historical data, such as recent royalties reported, company-specific information with respect to changes in repertoire, industry information and other relevant trends. Synchronization revenue is typically recognized as revenue when control of the license is transferred to the customer in accordance with ASC 606. See also Note 4, Revenue Recognition.
Royalty Costs and Royalty Advances
The Company incurs royalty costs that are payable to our recording artists and songwriters generated from the sale or license of our Recorded Music catalog and Music Publishing copyrights. Royalties are calculated using negotiated rates in accordance with recording artist and songwriter contracts. Calculations are based on revenue earned or usage measures or a combination of these. There are instances where such data is not available to be processed and royalty cost calculations may be complex or involve judgments about significant volumes of data to be processed.
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

Advertising
As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”), advertising costs are expensed as incurred. Advertising expense amounted to approximately $149 million, $115 million and $108 million for the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material for all periods presented.
Stock-Based Compensation
The Company accounts for stock-based payments in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). Stock-based compensation consists primarily of restricted stock units (“RSUs”) granted to eligible employees and executives under the Omnibus Incentive Plan. The Company measures compensation expense for RSUs based on the fair value of the award on the date of grant. The grant date fair value is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The Company accounts for forfeitures as they occur. Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally four years except for certain one-year awards issued in connection with the IPO.
The Company also grants unvested restricted stock to the Company’s directors. The Company recognizes stock-based compensation expense equal to the grant date fair value of the restricted stock, based on the closing stock price on grant date, on a straight-line basis over the requisite service period of the awards, which is generally one year.
The Company also recognizes stock-based compensation under the Second Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan (the “Plan”). The awards outstanding under the Plan are equity-classified. Prior to the Company’s IPO in June 2020, these awards were liability-classified under the recognition provision of ASC 718 and were re-measured at each reporting date until settlement.
Under the provision of ASC 718, the Company determined the Plan was modified as of June 3, 2020, and as such, converted the awards from liability-classified to equity-classified. Prior to conversion, the Company performed a final measurement of its stock-based compensation liability under the fair value method. Subsequent to the amendment, the awards issued under the Plan will no longer be adjusted for changes in the value of the Company’s common stock. Upon modification of the Plan, the Company reclassified a $769 million stock-based compensation liability to additional paid-in capital, which included $57 million associated with the awards settled through the IPO tag-along right on June 5, 2020. In addition, the Company recognized approximately $11 million of stock-based compensation expense under the Plan for the period of June 3, 2020 through September 30, 2020 for the unvested share awards that were granted prior to the IPO, which is included in additional paid-in capital. The Company will continue to incur non-cash stock-based compensation expense for awards that were unvested as of the modification date of the Plan.
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
From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions, unless such positions are determined to be more likely than not of being sustained upon examination based on their technical merits. There is considerable judgment involved in determining whether positions taken on the Company’s tax returns are more likely than not of being sustained.

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
Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU eliminates certain exceptions to the general principles in ASC 740, Income Taxes. Specifically, it eliminates the exception to (1) the incremental approach for intraperiod tax allocation when there is a loss from continuing operations, and income or a gain from other items; (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also simplifies U.S. GAAP by making other changes. ASU 2019-12 will be effective for the annual periods beginning after December 15, 2020, and for interim periods beginning after December 15, 2021. Earlier adoption is permitted. The Company will adopt ASU 2019-12 beginning October 1, 2021 and this adoption is not expected to have a material impact on the Company’s financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This ASU simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. ASU 2020-06 will be effective for the interim and annual periods beginning after December 15, 2021. Earlier adoption is permitted for periods beginning after December 15, 2020. The Company will adopt ASU 2020-06 beginning October 1, 2021, and is evaluating the impact of the adoption of this standard on its financial statements.
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect. For the fiscal year ended September 30, 2020, the potentially dilutive common shares were excluded from the Class A Common Stock diluted loss per share calculation since their effects would have been anti-dilutive due to the net loss attributable to Class A Common Stock for the period. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the fiscal year ended September 30, 2021. The Company did not have any dilutive securities for the fiscal year ended September 30, 2019.
In computing earnings per share subsequent to the completion of our IPO, the Company allocates dividends declared to Class A Common Stock and Class B Common Stock based on timing and amounts actually declared for each class of stock and the undistributed earnings are allocated to Class A Common Stock and Class B Common Stock pro rata on a basic weighted average shares outstanding basis since the two classes of stock participate equally on a per share basis upon liquidation. Prior to the completion of the IPO in fiscal 2020, the Company declared dividends totaling $75 million which were allocated solely to Class B Common Stock as there was no outstanding Class A Common Stock at the time these dividends were declared. While Class A and Class B Common Stock have the same dividend rights, the allocation of all dividends declared prior to the IPO to Class B Common Stock resulted in a different loss per share for the two classes of common stock for the fiscal year ended September 30, 2020.
Subsequent to the completion of the IPO, and modification of our stock-based compensation awards as described in Note 12, the Class B Common Stock issued to Management LLC for the exercise of the vested deferred equity units is included in the basic weighted average number of outstanding shares of Class B Common Stock. Upon issuance to the participants in the Plan, the Class B Common Stock will be converted into Class A Common Stock and included in the basic weighted average number of outstanding shares of Class A Common Stock. Since the shares expected to satisfy the vested portion of the deferred equity units are already included in the basic weighted average number of outstanding common shares, there is no potential dilutive effect associated with the vested portion of these stock-based compensation awards.
The following table sets forth the calculation of basic and diluted net income (loss) per common share under the two-class method (in millions, except share and per share data):

	Fiscal Year Ended September 30,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income (loss) attributable to Warner Music Group Corp.	$68	$236	$(21)	$(454)	$—	$256
Less: Net income attributable to participating securities	(4)	—	(1)	—	—	—
Net income (loss) attributable to common stockholders	$64	$236	$(22)	$(454)	$—	$256
Denominator
Weighted average shares outstanding	110,560,517	402,911,743	26,897,115	477,624,846	0	501,991,944
Basic and Diluted EPS	$0.58	$0.58	$(0.82)	$(0.95)	$—	$0.51
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

Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Fiscal Year Ended September 30,
	2021	2020	2019
	(in millions)
Revenue by Type
Digital	$3,105	$2,568	$2,343
Physical	549	434	559
Total Physical and Digital	3,654	3,002	2,902
Artist services and expanded-rights	599	525	629
Licensing	291	283	309
Total Recorded Music	4,544	3,810	3,840
Performance	122	142	183
Digital	436	337	271
Mechanical	49	48	55
Synchronization	144	119	120
Other	10	11	14
Total Music Publishing	761	657	643
Intersegment eliminations	(4)	(4)	(8)
Total Revenues	$5,301	$4,463	$4,475
Revenue by Geographical Location
U.S. Recorded Music	$1,985	$1,609	$1,656
U.S. Music Publishing	378	325	300
Total U.S.	2,363	1,934	1,956
International Recorded Music	2,559	2,201	2,184
International Music Publishing	383	332	343
Total International	2,942	2,533	2,527
Intersegment eliminations	(4)	(4)	(8)
Total Revenues	$5,301	$4,463	$4,475
Recorded Music
Recorded Music mainly involves selling, marketing, distribution and licensing of recorded music produced by the Company’s recording artists. Recorded Music revenues are derived from four main sources, which include digital, physical, artist services and expanded-rights and licensing.
Digital revenues are generated from the expanded universe of digital partners, including digital streaming services and download services. These licenses typically contain a single performance obligation, which is ongoing access to all intellectual property in an evolving content library, predicated on: (1) the business practice and contractual ability to remove specific content without a requirement to replace the content and without impact to minimum royalty guarantees and (2) the contracts not containing a specific listing of content subject to the license. Digital licensing contracts are generally long-term with consideration in the form of sales- and usage-based royalties that are typically received monthly. Certain contracts contain minimum guarantees, which are recoupable against royalties. Upon contract inception, the Company will assess whether a shortfall or breakage is expected (i.e., where the minimum guarantee will not be recouped through royalties) in order to determine timing of revenue recognition for the minimum guarantee.
For fixed fee contracts and minimum guarantee contracts where breakage is expected, the total transaction price (fixed fee or minimum guarantee) is recognized proportionately over the contract term using an appropriate measure of progress which is based on the Company’s digital partner’s subscribers or streaming activity as these are measures of access to an evolving catalog, or on a straight-line basis. The Company updates its assessment of the transaction price each reporting period to see if anticipated royalty earnings exceed the minimum guarantee. For contracts where breakage is not expected, royalties are recognized as revenue as sales or usage occurs based upon the licensee’s usage reports and, when these reports are not available, revenue is based on historical data, industry information and other relevant trends.

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
Artist services and expanded-rights revenues are generated from artist services businesses and participation in expanded-rights associated with artists, including advertising, merchandising including direct-to-consumer sales, touring, concert promotion, ticketing, sponsorship, fan clubs, artist websites, social publishing, and artist and brand management. Artist services and expanded-rights contracts are generally short term. Revenue is recognized as or when services are provided (e.g., at time of an artist’s event) assuming collectability is probable. In some cases, the Company is reliant on the artist to report revenue generating activities. For certain artist services and expanded-rights contracts, collectability is not considered probable until notification is received from the artist’s management. Revenues from the sale of products sold through our e-commerce websites are recognized when control of the goods is transferred to the customer, which is upon receipt of finished goods by the customer.
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
Based on management’s analysis of sales returns, refund liabilities of $23 million and $24 million were established at September 30, 2021 and September 30, 2020, respectively.
Based on management’s analysis of estimated credit losses, reserves of $20 million and $23 million were established at September 30, 2021 and September 30, 2020, respectively.
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
In the normal course of business, the Company distributes music content on behalf of third-party record labels. Based on the above guidance, the Company records the distribution of content of third-party record labels on a gross basis, subject to the terms of the contract, as the Company controls the content before transfer to the customer. Conversely, recorded music distributed by other record companies where the Company has a right to participate in the profits are recorded on a net basis.
Deferred Revenue
Deferred revenue principally relates to fixed fees and minimum guarantees received in advance of the Company’s performance or usage by the licensee. Reductions in deferred revenue are a result of the Company’s performance under the contract or usage by the licensee.
Deferred revenue increased by $585 million during the fiscal year ended September 30, 2021 and $527 million during the fiscal year ended September 30, 2020 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenue recognized during the fiscal years ended September 30, 2021 and 2020 which was included in the deferred revenue balance at the beginning of each respective period was $232 million and $157 million. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the fiscal years ended September 30, 2021, 2020 and 2019, the Company recognized revenue of $64 million, $42 million and $51 million from performance obligations satisfied in previous periods.

Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts containing fixed fees, advances and minimum guarantees. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2021 are as follows:

	FY22	FY23	FY24	Thereafter	Total
	(in millions)
Remaining performance obligations	$483	$306	$120	$1	$910
Total	$483	$306	$120	$1	$910
5. Comprehensive Income (Loss)
Comprehensive income (loss), which is reported in the accompanying consolidated statements of equity (deficit), consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging, which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax expense of approximately $4 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2018	$(184)	$(9)	$3	$(190)
Other comprehensive loss	(34)	(5)	(11)	(50)
Balances at September 30, 2019	$(218)	$(14)	$(8)	$(240)
Other comprehensive income	37	2	(21)	18
Balances at September 30, 2020	$(181)	$(12)	$(29)	$(222)
Other comprehensive income	7	1	12	20
Balances at September 30, 2021	$(174)	$(11)	$(17)	$(202)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2021	September 30, 2020
	(in millions)
Land	$12	$12
Buildings and improvements	185	179
Furniture and fixtures	36	31
Computer hardware and software	427	371
Construction in progress	93	64
Machinery and equipment	30	29
Gross Property, Plant and Equipment	$783	$686
Less: Accumulated depreciation	(419)	(355)
Net Property, Plant and Equipment	$364	$331

7. Leases
The Company’s lease portfolio consists operating real estate leases for its corporate offices and, to a lesser extent, storage and other equipment. The Company adopted FASB ASC Topic 842, Leases (“ASC 842”), on October 1, 2019 using the modified retrospective transition method. Under ASC 842, a contract is or contains a lease when (1) an explicitly or implicitly identified asset has been deployed in the contract and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company determines if an arrangement is or contains a lease at inception of the contract. For all leases (finance and operating), other than those that qualify for the short-term recognition exemption, the Company will recognize on the balance sheet a lease liability for its obligation to make lease payments arising from the lease and a corresponding ROU asset representing its right to use the underlying asset over the period of use based on the present value of lease payments over the lease term as of the lease commencement date. ROU assets are adjusted for initial direct costs, lease payments made and incentives. As the rates implicit in our leases are not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. This rate is based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments. The lease term used to calculate the lease liability will include options to extend or terminate the lease when the option to extend or terminate is at the Company’s discretion and it is reasonably certain that the Company will exercise the option. Fixed payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of one year or less (“short-term leases”), the lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term.
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
Among the Company’s operating leases are its leases for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London. The landlord for both leases is an affiliate of Access. As of September 30, 2021, the aggregate lease liability related to these leases was $125 million. See also Note 13, Related Party Transactions.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.

The components of lease expense were as follows:

	Fiscal Year Ended September 30,
	2021	2020
	(in millions)
Lease Cost
Operating lease cost	$55	$53
Short-term lease cost	2	1
Variable lease cost	11	8
Total lease cost	$68	$62
The Company incurred and recorded other occupancy expenses of $16 million and $18 million for the fiscal years ended September 30, 2021 and 2020, respectively.
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended September 30,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$59	$55
Right-of-use assets obtained in exchange for operating lease obligations	25	14
Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	September 30, 2020
	(in millions)
Operating Leases
Operating lease right-of-use assets	$268	$273

Operating lease liabilities, current	$43	$39
Operating lease liabilities, noncurrent	287	299
Total operating lease liabilities	$330	$338

Weighted Average Remaining Lease Term
Operating leases	8 years	8 years
Weighted Average Discount Rate
Operating leases	4.69%	4.58%
Maturities of lease liabilities were as follows:

Fiscal Year Ended September 30,	Operating Leases
(in millions)
2022	$57
2023	56
2024	52
2025	50
2026	44
Thereafter	136
Total lease payments	395
Less: Imputed interest	(65)
Total	$330
As of September 30, 2021, there have been no leases entered into that have not yet commenced.

8. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2019	$1,297	$464	$1,761
Acquisitions	47	—	47
Other adjustments	23	—	23
Balances at September 30, 2020	$1,367	$464	$1,831
Acquisitions	(7)	—	(7)
Other adjustments	6	—	6
Balances at September 30, 2021	$1,366	$464	$1,830
The decrease in goodwill during the fiscal year ended September 30, 2021 includes purchase price allocations for acquisitions closed during the fiscal year ended September 30, 2021 offset by measurement period adjustments for acquisitions which closed during the fiscal year ended September 30, 2020. The increase in goodwill during the fiscal year ended September 30, 2020 primarily relates to an acquisition in August 2020, which resulted in goodwill of $47 million. The other adjustments during both the fiscal years ended September 30, 2021 and September 30, 2020 primarily represent foreign currency movements.
The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The performance of the annual fiscal 2021 impairment analysis did not result in an impairment of the Company’s goodwill.
Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	September 30, 2021	September 30, 2020
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,206	$876
Music publishing copyrights	26 years	1,730	1,597
Artist and songwriter contracts	13 years	997	862
Trademarks	15 years	96	81
Other intangible assets	6 years	96	84
Total gross intangible assets subject to amortization		4,125	3,500
Accumulated amortization		(2,108)	(1,847)
Total net intangible assets subject to amortization		2,017	1,653
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	154	154
Total net intangible assets		$2,171	$1,807
The increase in intangible assets during the fiscal year ended September 30, 2021 primarily relates to certain acquisition transactions of music-related assets within recorded music catalogs, music publishing copyrights, and artist and songwriter contracts for approximately $471 million.
The Company performs its annual indefinite-lived intangible assets impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s indefinite-lived intangible assets may not be recoverable. The performance of the annual fiscal 2021 impairment analysis did not result in an impairment of the Company’s indefinite-lived intangible assets.

Amortization
Based on the amount of intangible assets subject to amortization at September 30, 2021, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ended September 30,	Amortization Expense
(in millions)
2022	$233
2023	202
2024	162
2025	156
2026	140
Thereafter	1,124
Total	$2,017
The life of all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets primarily established in the accounting for the Merger and the acquisition of PLG.
9. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	September 30, 2021	September 30, 2020
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2028	1,145	820
3.625% Senior Secured Notes due 2026 (€445 face amount) (b)	—	518
2.750% Senior Secured Notes due 2028 (€325 face amount)	381	379
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	522	—
3.000% Senior Secured Notes due 2031	800	550
5.500% Senior Notes due 2026 (b)	—	325
Total long-term debt, including the current portion	$3,383	$3,127
Issuance premium less unamortized discount and unamortized deferred financing costs	$(37)	$(23)
Total long-term debt, including the current portion, net	$3,346	$3,104
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $7 million and $10 million at September 30, 2021 and September 30, 2020, respectively. There were no loans outstanding under the Revolving Credit Facility at September 30, 2021 or September 30, 2020.
(b)In April 2021 the 5.500% Senior Notes due 2026 were redeemed in full, and in August 2021 the 3.625% Senior Secured Notes due 2026 were redeemed in full.

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of September 30, 2021 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis and the unsecured notes were guaranteed on an unsecured senior basis.
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
Fiscal 2021 Transactions
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
Senior Term Loan Facility Amendment
On January 20, 2021, Acquisition Corp. entered into an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendments dated as of May 9, 2013, July 13, 2016, November 21, 2016, May 22, 2017, December 6, 2017 and June 7, 2018), among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing the Senior Term Loan Facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Senior Term Loan Credit Agreement”). The Senior Term Loan Credit Agreement Amendment (among other changes) (i) extends the maturity date of its outstanding term loans from November 1, 2023 to January 20, 2028 and (ii) removes a number of negative covenants limiting the ability of Acquisition Corp. to take various actions. The remaining negative covenants are limited to restrictions on liens, restrictions on fundamental changes and change of control, and are in a form substantially similar to the negative covenants in the 2.750% Senior Secured Notes due 2028, 3.875% Senior Secured Notes due 2030, 3.000% Senior Secured Notes due 2031 and 2.250% Senior Secured Notes due 2031. The Company recorded approximately $3 million of expenses associated with fees paid to third parties in connection with this debt modification and capitalized approximately $1 million in fees paid to lenders.
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
Senior Term Loan Facility Increase Supplement and Redemption of 5.500% Senior Notes due 2026
On March 8, 2021, Acquisition Corp. entered into an Increase Supplement (the “Increase Supplement”), dated as of March 8, 2021, among Acquisition Corp., the guarantors party thereto, WMG Holdings Corp., Credit Suisse AG, Cayman Islands Branch, as increasing lender, and Credit Suisse AG, as administrative agent, to the Senior Term Loan Credit Agreement, whereby prior to April 22, 2021 and subject to the satisfaction of certain conditions, Acquisition Corp. may borrow additional term loans in an amount up to $325 million for an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of up to $1,145 million. The Increase Supplement was entered into to provide for the redemption of Acquisition Corp.’s 5.500% Senior Notes due 2026 (the “5.500% Senior Notes”).

On April 14, 2021, Acquisition Corp. borrowed additional term loans in an amount of $325 million under the Increase Supplement. Following such borrowing, there was an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of $1,145 million.
On April 15, 2021, Acquisition Corp. redeemed all of the outstanding 5.500% Senior Notes. The redemption price for the 5.500% Senior Notes was approximately $343 million, equivalent to 102.750% of the principal amount of the 5.500% Senior Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was April 15, 2021. The Company recorded a loss on extinguishment of debt of approximately $12 million, which represents the premium paid on early redemption and unamortized deferred financing costs.
2.250% Senior Secured Notes Offering
On August 16, 2021, Acquisition Corp. issued and sold €445 million in aggregate principal amount of its 2.250% Senior Secured Notes due 2031 (the “2.250% Senior Secured Notes”). Net proceeds of the offering, together with available cash, were used to redeem in full all of the outstanding 3.625% Senior Secured Notes due 2026 (the “3.625% Senior Secured Notes”), as described below.
Interest on the Notes will accrue at the rate of 2.250% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2022. The 2.250% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Issuer’s existing direct or indirect wholly-owned domestic restricted subsidiaries and by any such subsidiaries that guarantee obligations of the Issuer under the Credit Facilities, subject to customary exceptions. The indenture governing the 2.250% Senior Secured Notes contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to create liens and consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.
Redemption of 3.625% Senior Secured Notes
On August 16, 2021, Acquisition Corp. redeemed in full all of the outstanding 3.625% Senior Secured Notes. The redemption price for the 3.625% Senior Secured Notes was approximately €463 million, equivalent to 102.280% of the principal amount of the 3.625% Senior Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was August 16, 2021. The Company recorded a loss on extinguishment of debt of approximately $10 million, which represents the premium paid on early redemption, unamortized deferred financing costs and unamortized premium.
Historical Transactions
Revolving Credit Agreement Amendment
On April 3, 2020, Acquisition Corp. entered into an amendment (the “Second Amendment”) to the Revolving Credit Agreement, dated January 31, 2018 (as amended by the amendment dated October 9, 2019), among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s senior secured revolving credit facility (the “Revolving Credit Facility”) with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Second Amendment (among other changes) (i) increases the commitments under the Revolving Credit Facility from an aggregate principal amount of $180 million to an aggregate principal amount of $300 million, (ii) extends the final maturity date of the Revolving Credit Facility from January 31, 2023 to April 3, 2025, (iii) reduces the interest margin applicable to the loans upon achievement of certain leverage ratios based on a leverage-based pricing grid, (iv) reduces the commitment fee based on a leverage-based pricing grid and limits commitment fees to be paid only on unused amounts of commitments, (v) increases the maximum letter of credit exposure permitted under the Revolving Credit Facility from $50 million to $90 million, (vi) increases the springing financial maintenance covenant from a Senior Secured Indebtedness to EBITDA Ratio of 4.75:1.00 to a Senior Secured Indebtedness to EBITDA Ratio of 5.00:1.00 and provides that the covenant shall not be tested, unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $105 million, (vii) adds covenant suspension upon achievement of an investment grade rating or a Total Indebtedness to EBITDA Ratio of 3.25:1.00, and (viii) adds certain exceptions and increases certain baskets in connection with Acquisition Corp.’s negative covenants, including those related to the incurrence of indebtedness, liens and restricted payments. The Company incurred approximately $1 million in financing fees associated with the Second Amendment which were capitalized and will be amortized over the amended term of the Revolving Credit Facility.
Redemption of 4.125% Senior Secured Notes and 4.875% Senior Secured Notes
On June 30, 2020, Acquisition Corp. redeemed in full all of the outstanding aggregate principal amount of the 4.125% Senior Secured Notes and 4.875% Senior Secured Notes, equal to €311 million aggregate principal amount of the 4.125% Senior Secured Notes and $220 million aggregate principal amount of the 4.875% Senior Secured Notes, using a portion of the proceeds from the offering of 3.875% Senior Secured Notes and 2.750% Senior Secured Notes described below. The redemption price for the 4.125% Senior Secured Notes was approximately €322 million, equivalent to 103.094% of the principal amount of the 4.125% Senior Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was June 30, 2020. The redemption price for the 4.875% Senior Secured Notes was approximately $230 million, equivalent to 103.656% of the principal amount of the 4.875% Senior Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was June 30, 2020. The Company recorded a loss on extinguishment of debt of approximately $24 million for the fiscal year ended 2020 as a result of these redemptions, which represents the premium paid on early redemption and unamortized deferred financing costs.
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
The indentures governing the 3.875% Senior Secured Notes and the 2.750% Senior Secured Notes (collectively, the “Secured Notes Indenture”) do not contain many of the restrictive covenants, certain events of default and other related provisions contained in the indentures previously governing the 4.125% Senior Secured Notes and 4.875% Senior Secured Notes. The Secured Notes Indenture contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to create liens and consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.
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
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.84x at September 30, 2021, the applicable margin for Eurodollar loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. Please refer to Note 15 of our consolidated financial statements for further discussion.
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 20, 2028.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is April 3, 2025.
Maturities of Senior Secured Notes
As of September 30, 2021, there are no scheduled maturities of notes until 2028, when $381 million is scheduled to mature. Thereafter, $1.857 billion is scheduled to mature.
Interest Expense, net
Total interest expense, net was $122 million, $127 million and $142 million for the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively. The weighted-average interest rate of the Company’s total debt was 3.2% at September 30, 2021, 3.7% at September 30, 2020 and 4.3% at September 30, 2019.

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
The domestic and foreign pretax income (loss) from continuing operations is as follows:

	Fiscal Year Ended September 30,
	2021	2020	2019
	(in millions)
Domestic	$182	$(655)	$84
Foreign	274	208	183
Income (loss) before income taxes	$456	$(447)	$267
Current and deferred income tax expense provided are as follows:

	Fiscal Year Ended September 30,
	2021	2020	2019
	(in millions)
Federal:
Current	$6	$3	$—
Deferred	31	(28)	(49)
Foreign:
Current (a)	107	74	74
Deferred	(5)	(28)	(18)
U.S. State:
Current	9	3	3
Deferred	1	(1)	(1)
Income tax expense	$149	$23	$9
______________________________________
(a)Includes withholding taxes of $26 million, $15 million and $17 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

The differences between the U.S. federal statutory income tax rate of 21.0% for each of the fiscal years ended September 30, 2021, 2020 and 2019 and income taxes provided are as follows:

	Fiscal Year Ended September 30,
	2021	2020	2019
	(in millions)
Taxes on income at the U.S. federal statutory rate	$96	$(94)	$56
U.S. state and local taxes	10	2	2
Foreign income taxed at different rates, including withholding taxes	34	10	16
Increase in valuation allowance	2	1	1
Release of valuation allowance	(6)	(38)	(65)
Change in tax rates	10	4	(4)
Impact of GILTI and FDII	(4)	2	(4)
IPO Costs	—	22	—
Executive Compensation	2	2	—
Non-deductible long term incentive plan	3	112	6
Other	2	—	1
Income tax expense	$149	$23	$9
During the fiscal year ended September 30, 2021, the Company recognized $10 million of income tax expense arising from an increase in our net U.K. deferred tax liability due to the change in the U.K. future statutory tax rate, which was offset by $4 million of excess tax benefits from long term incentive plan, and $6 million for the release of valuation allowances in Mexico and various foreign jurisdictions. During the fiscal year ended September 30, 2020, the Company recognized a net U.S. tax benefit of $25 million primarily related to the release of a U.S. deferred tax valuation allowance of $33 million offset by a write-off of expiring foreign tax credits of $10 million and a tax benefit of $15 million for the release of valuation allowances in Japan and various foreign jurisdictions. During the fiscal year ended September 30, 2019, the Company recognized a U.S. tax benefit of $59 million related to the release of valuation allowance on U.S. foreign tax credits.
For the fiscal years ended September 30, 2021 and September 30, 2020, the Company incurred losses in certain foreign territories and has offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. For the fiscal year ended September 30, 2020, the Company released $33 million and of the U.S. valuation allowance related to foreign tax credit carryforwards. Significant components of the Company’s net deferred tax liabilities are summarized below:

	September 30, 2021	September 30, 2020
	(in millions)
Deferred tax assets:
Allowances and reserves	$25	$30
Employee benefits and compensation	78	80
Other accruals	14	19
Tax attribute carryforwards	135	168
Other	3	22
Total deferred tax assets	255	319
Less: Valuation allowance	(38)	(45)
Deferred tax assets, net of valuation allowance	217	274

Deferred tax liabilities:
Intangible assets	(393)	(369)
Total deferred tax liabilities	(393)	(369)
Net deferred tax liabilities	$(176)	$(95)

During the fiscal year ended September 30, 2021, the Company utilized a substantial portion of its foreign tax credit carryforwards in the U.S. The current levels of pre-tax income are sufficient to generate the minimum amount of future taxable income needed to support U.S. deferred tax assets realization. During the fiscal year ended September 30, 2020, as a result of final regulations regarding the interest expense allocation rules issued by the Internal Revenue Service in December of 2019, the Company concluded that it is more likely than not that the entire amount of the Company’s deferred tax assets related to foreign tax credits carryforwards in the U.S. will be realized.
At September 30, 2021, the Company has no remaining U.S. federal tax net operating loss carryforwards. The Company also has tax net operating loss carryforwards, with no expiration date, in France and Spain of $65 million and $25 million, respectively, and other tax net operating loss carryforwards in state, local and foreign jurisdictions that expire in various periods. In addition, the Company has foreign tax credit carryforwards for U.S. tax purposes of $68 million. The U.S. foreign tax credits will begin to expire in fiscal year 2022.
Deferred income taxes have not been recorded on indefinitely reinvested earnings of certain foreign subsidiaries of approximately $259 million at September 30, 2021. Distribution of these earnings may result in foreign withholding taxes and U.S. state taxes. However, variables existing if and when remittance occurs make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.
The Company classifies interest and penalties related to uncertain tax position as a component of income tax expense. As of September 30, 2021 and September 30, 2020, the Company had accrued $4 million and $4 million of interest and penalties, respectively.
The following table reflects changes in the gross unrecognized tax benefits, including interest and penalties:

	Fiscal Year Ended September 30,
	2021	2020	2019
	(in millions)
Gross unrecognized tax benefits - beginning of period	$12	$12	$18
Additions for prior year tax positions	3	3	1
Subtractions for prior year tax positions	(3)	(3)	(7)
Gross unrecognized tax benefits - end of period	$12	$12	$12
Included in the total unrecognized tax benefits at September 30, 2021 and September 30, 2020 are $12 million and $12 million, respectively, that if recognized, would reduce the effective income tax rate. The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of September 30, 2021 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company has completed tax audits in the U.S. for tax years ended through September 30, 2013, in the U.K. for the tax years ended through September 30, 2016, in Germany for the tax years ended through September 30, 2014 and in France for the tax years ended through September 30, 2018. The Company is at various stages in the tax audit process in certain foreign and local jurisdictions.
11. Employee Benefit Plans
Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $83 million and $83 million as of September 30, 2021 and September 30, 2020, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had unfunded pension liabilities relating to these plans of approximately $58 million and $57 million recorded in its balance sheets as of September 30, 2021 and September 30, 2020, respectively. The Company uses a September 30 measurement date for its plans. For each of the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019, pension expense amounted to $4 million.
Certain employees also participate in defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $9 million for the fiscal year ended September 30, 2021, $8 million for the fiscal year ended September 30, 2020 and $6 million for the fiscal year ended September 30, 2019.

12. Stock-Based Compensation Plans
Warner Music Group Corp. 2020 Omnibus Incentive Plan
In connection with the IPO, the Company’s board of directors and stockholders approved the Warner Music Group Corp. 2020 Omnibus Incentive Plan, or the “Omnibus Incentive Plan.” The Omnibus Incentive Plan provides for the grant of incentive stock options, restricted stock, restricted stock units (“RSUs”), performance awards and stock appreciation rights to employees, consultants and directors. The aggregate number of shares of common stock authorized for issuance under the Omnibus Incentive Plan is 31,169,099 shares of Class A Common Stock over the 10-year period from the date of adoption, including up to 1,000,000 shares of our Class A Common Stock in connection with the IPO.
To date, the Company has issued both RSUs and restricted stock under the Omnibus Incentive Plan. The RSUs were granted to eligible employees and executives, and the restricted stock was granted to members of the Company’s Board of Directors. Except in the case of certain awards issued in connection with the IPO, holders of RSUs and restricted stock are entitled to dividends during the vesting period.
As of September 30, 2021, there have been 64,567 shares of Class A Common Stock issued, which includes 64,424 shares of restricted stock issued under the Omnibus Incentive Plan. As of September 30, 2021, there were 31,104,532 shares of Class A Common Stock available to be issued.
Warner Music Group Corp. Senior Management Free Cash Flow Plan
Effective January 1, 2013, eligible individuals were invited to participate in the Plan. Eligible individuals include any employee, consultant or officer of the Company or any of its affiliates, who is selected by the Company’s Compensation Committee to participate in the Plan. In 2017, the Company’s Compensation Committee invited two additional employees to participate in the Plan. Under the Plan, participants are allocated a specific portion of the Company’s free cash flow to use to purchase the equivalent of Company stock through the acquisition of deferred equity units. Participants also receive a grant of profit interests in a purposely established LLC holding company (the “LLC”) that represent an economic entitlement to future appreciation over an equivalent number of shares of Company stock (“matching units”). The Company’s board of directors authorized the issuance of up to 39,255,429.54 shares of the Company’s common stock pursuant to the Plan, 19,612,714.77 in respect of deferred equity units and 19,612,714.77 in respect of matching units, as adjusted in accordance with the Plan. The LLC currently owns 4,406,819 shares of Class B Common Stock. Each deferred equity unit is equivalent to a share of Company stock. The Company credits units to active participants each Plan year at the time that annual free cash flow bonuses for such Plan year are determined (although certain participants have already received their complete allocations) and may grant unallocated units under the Plan to certain members of current or future management. At the time that annual free cash flow bonuses for such Plan year are determined, a participant is credited a number of deferred equity units based on their respective allocation divided by the grant date intrinsic value and an equal number of the related matching units is vested. The redemption price of the deferred equity units equals the fair market value of a share of the Company’s stock on the date of the settlement and the redemption price for the matching units equals the excess, if any, of the then fair market value of one Company fractional share over the grant date intrinsic value of one share. Dividend distributions, if any, are also paid out on vested deferred equity units and are calculated on the same basis as the Company’s common shares. The Company has applied a graded (tranche-by-tranche) attribution method and expenses stock-based compensation on an accelerated basis over the vesting period of the share award.
The Company accounts for stock-based payments as required by ASC 718. ASC 718 requires all stock-based payments to employees to be recognized as compensation expense. Under the recognition provision of ASC 718, liability-classified stock-based compensation costs are measured each reporting date until settlement. The Plan was liability-classified from inception through June 3, 2020, upon completion of the IPO, further discussed herein.
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
Under the provision of ASC 718, the Company determined the Plan was modified as of June 3, 2020, and as such, converted the awards from liability-classified to equity-classified. Prior to conversion, the Company performed a final measurement of its stock-based compensation liability under the fair value method. Subsequent to the amendment, the awards issued under the Plan will no longer be adjusted for changes in the value of the Company’s common stock. Upon modification of the Plan, the Company reclassified a $769 million stock-based compensation liability to additional paid-in capital, which included $57 million associated with the awards settled through the IPO tag-along right on June 5, 2020. The Company will continue to incur non-cash stock-based compensation expense for awards that were unvested as of the modification date of the Plan.
In December 2020, all of the outstanding equity interests held by certain participants in the Plan were settled or redeemed in accordance with the terms of the Plan. The Class A and Class B equity units held by certain participants in Management LLC were redeemed in exchange for 18,265,183 shares of Class B Common Stock. These shares of Class B Common Stock converted to shares of Class A Common Stock upon exchange. The Company also issued a total of 4,321,259 additional shares of Class A Common Stock to settle the participants’ remaining deferred equity units previously issued under the Plan. In March 2021, the Compensation Committee of the Board of Directors of the Company approved an amendment to the Plan that allowed certain remaining Plan participants to redeem a portion of their vested Class B equity units of Management LLC. These Class B equity units were redeemed in exchange for a total of 968,920 shares of Class B Common Stock, which shares of Class B Common Stock converted to shares of Class A Common Stock upon the exchange.
The following table summarizes the activity for the Company’s unvested share awards under the Plan:

	Deferred Equity Units	Matching Equity Units	Deferred Equity Units Weighted-Average Intrinsic Value	Matching Equity Units Weighted-Average Intrinsic Value	Deferred Equity Units Weighted-Average Grant-Date Intrinsic Value	Matching Equity Units Weighted-Average Grant-Date Intrinsic Value
Unvested units at September 30, 2019	1,900,747	6,681,397	$7.71	$4.60	$3.13	$—
Granted	—	—	—	—	—	—
Vested	(1,351,293)	(2,369,536)	27.01	24.04	23.91	—
Forfeited	—	—	—	—	—	—
Unvested units at September 30, 2020	549,454	4,311,861	$27.01	$23.82	$23.82	$—
Granted	—	—	—	—	—	—
Vested	(549,454)	(2,303,578)	44.21	41.02	41.02	—
Forfeited	—	—	—	—	—	—
Unvested units at September 30, 2021	—	2,008,283	$—	$41.02	$—	$—
As of September 30, 2021, there were no remaining unvested deferred equity unit awards outstanding. The weighted-average grant date intrinsic value of deferred equity unit awards for the fiscal year ended September 30, 2020 was $23.82. The fair value of these deferred equity units at September 30, 2020 was $27.01. The weighted-average grant date intrinsic value of deferred equity unit awards for the fiscal year ended September 30, 2019 was $3.13. The fair value of these deferred equity units at September 30, 2019 was $7.71.
As September 30, 2021, 2020 and 2019, the Company had approximately $4 million, $14 million and $16 million, respectively, of unrecognized compensation costs related to its unvested share awards. As of September 30, 2021, the remaining weighted-average period over which total compensation related to unvested awards is expected to be recognized is less than 1 year.

Restricted Stock Units
The following table summarizes the activity for the Company’s unvested RSUs:

	Number of Share Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested and outstanding balance as of September 30, 2020	—	$—	$—
Granted	1,604,922	32.23
Vested	(217)	36.87
Forfeited/canceled	(69,338)	30.83
Unvested and outstanding balance as of September 30, 2021	1,535,367	$32.29	$67,879
As of September 30, 2021, total unrecognized compensation cost related to unvested RSUs was approximately $26 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years. The Company expects to satisfy the vesting of RSUs by issuing new shares of its Class A Common Stock.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as selling, general and administrative expenses. The Company recognized non-cash stock-based compensation expense of $45 million and free cash flow compensation expense of $5 million for the fiscal year ended September 30, 2021. The Company recognized non-cash stock-based compensation expense of $608 million, free cash flow compensation expense of $16 million and dividend expense related to the equity units of $1 million for the fiscal year ended September 30, 2020. The Company recognized non-cash stock-based compensation expense of $50 million, free cash flow compensation expense of $15 million and dividend expense related to the equity units of $7 million for the fiscal year ended September 30, 2019.
13. Related Party Transactions
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
As the Management Agreement was terminated in June 2020, the Company incurred no costs associated with the Management Agreement for the fiscal year ended September 30, 2021. Prior to the termination of the Management Agreement, the Company incurred costs associated with the Management Agreement of approximately $7 million and $11 million for the fiscal years ended September 30, 2020 and September 30, 2019, respectively. Such amounts have been included as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.
Lease Arrangements with Related Parties
On March 29, 2019, an affiliate of Access acquired the Ford Factory Building, located on 777 S. Santa Fe Avenue in Los Angeles, California from an unaffiliated third party. The building is the Company’s new Los Angeles, California headquarters and as such, the Company is the sole tenant of the building acquired by Access. The existing lease agreement was assumed by Access upon purchase of the building and was not modified as a result of the purchase. Rental payments by the Company under the existing lease for the fiscal 2021 year were approximately $13 million and are subject to annual fixed increases throughout the remainder of the lease term. The remaining lease term is approximately 9 years, after which the Company may exercise a single option to extend the term of the lease for 10 years thereafter.

On July 29, 2014, AI Wrights Holdings Limited, an affiliate of Access, entered into a lease and related agreements with Warner Chappell Music Limited and WMG Acquisition (UK) Limited, subsidiaries of the Company, for the lease of 27 Wrights Lane, Kensington, London. The Company had been the tenant of the building which Access acquired. Subsequent to the change in ownership, the parties entered into the lease and related agreements pursuant to which, on January 1, 2015, the rent was increased to £3,460,250 per year and the term was extended for an additional five years from December 24, 2020 to December 24, 2025, with a market rate rent review which began on December 25, 2020.
License Agreements with Deezer
Access owns an equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. Subsidiaries of the Company have been a party to license arrangements with Deezer since 2008, which provide for the use of the Company’s sound recordings on Deezer’s ad-supported and subscription streaming services worldwide (excluding China, North Korea, and Japan (included for subscription services only)) in exchange for fees paid by Deezer. The Company has also authorized Deezer to include the Company’s sound recordings in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to the Company. Deezer paid to the Company an aggregate amount of approximately $42 million, $42 million and $49 million in connection with the foregoing arrangements during the fiscal years ended September 30, 2021, 2020 and 2019, respectively. In addition, in connection with these arrangements, (i) the Company was issued, and currently holds, warrants to purchase shares of Deezer S.A. and (ii) the Company purchased a small number of shares of Deezer S.A., which collectively represent a small minority interest in Deezer S.A. The Company also has various publishing agreements with Deezer. Warner Chappell has licenses with Deezer for use of repertoire on the service in Europe, which the Company refers to as a PEDL license (referencing the Company’s Pan European Digital Licensing initiative), and for territories in Latin America. For the PEDL and Latin American licenses for the fiscal years ended September 30, 2021, 2020 and 2019, Deezer paid the Company an additional approximately $2 million, $2 million and $1 million, respectively. Deezer also licenses other publishing rights controlled by Warner Chappell through statutory licenses or through various collecting societies.
Investment in Tencent Music Entertainment Group
On October 1, 2018, WMG China LLC (“WMG China”), an affiliate of the Company, entered into a share subscription agreement with Tencent Music Entertainment Group pursuant to which WMG China purchased 37,162,288 ordinary shares of Tencent Music Entertainment Group for $100 million. WMG China is 80% owned by AI New Holdings 5 LLC, an affiliate of Access, and 20% owned by the Company.
On November 4, 2021, WMG China distributed to the Company, the Company’s equity interest in Tencent Music Entertainment Group.
14. Commitments and Contingencies
Talent Advances
The Company routinely enters into long-term commitments with recording artists, songwriters and publishers for the future delivery of music. Such commitments generally become due only upon delivery and Company acceptance of albums from the recording artists or future musical compositions from songwriters and publishers. Additionally, such commitments are typically cancellable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, aggregate firm commitments to such talent approximated $537 million and $442 million as of September 30, 2021 and September 30, 2020, respectively.
Other
Other off-balance sheet firm commitments, which primarily include minimum funding commitments to investees, amounted to approximately $23 million and $12 million at September 30, 2021 and September 30, 2020, respectively.

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
15. Derivative Financial Instruments
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
The fair value of foreign currency forward exchange contracts is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs) which is discussed further in Note 18. Additionally, netting provisions are provided for in existing International Swap and Derivative Association Inc. agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within other current assets or other current liabilities in the Company’s consolidated balance sheets.
The Company’s hedged interest rate transactions as of September 30, 2021 are expected to be recognized within three years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 18. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income (expense) in the period measured.
The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
As of September 30, 2021, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2020, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

As of September 30, 2021, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $17 million of unrealized deferred losses in comprehensive loss related to the interest rate swaps. As of September 30, 2020, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $29 million of unrealized deferred losses in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax losses of $3 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the fiscal year ended September 30, 2021. The Company recorded realized pre-tax losses of $4 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other income for the fiscal year ended September 30, 2020.
The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the fiscal year ended September 30, 2021 were $15 million. The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive loss during the fiscal year ended September 30, 2020 were $27 million.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at September 30, 2021 and September 30, 2020:

	September 30, 2021 (a)	September 30, 2020 (b)
	(in millions)
Other noncurrent assets	$—	$—
Other noncurrent liabilities	(22)	(38)
______________________________________
(a)$22 million of interest rate swaps in liability positions.
(b)$38 million of interest rate swaps in liability positions.
16. Segment Information
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
2021
Revenues	$4,544	$761	$(4)	$5,301
Operating income (loss)	733	89	(213)	609
Amortization of intangible assets	150	79	—	229
Depreciation of property, plant and equipment	53	6	18	77
OIBDA	936	174	(195)	915
Total assets	3,278	2,843	1,090	7,211
Capital expenditures	33	1	59	93
2020
Revenues	$3,810	$657	$(4)	$4,463
Operating income (loss)	175	81	(485)	(229)
Amortization of intangible assets	119	71	—	190
Depreciation of property, plant and equipment	55	5	11	71
OIBDA	349	157	(474)	32
Total assets	2,483	2,656	1,271	6,410
Capital expenditures	28	1	56	85
2019
Revenues	$3,840	$643	$(8)	$4,475
Operating income (loss)	439	92	(175)	356
Amortization of intangible assets	139	69	—	208
Depreciation of property, plant and equipment	45	5	11	61
OIBDA	623	166	(164)	625
Capital expenditures	29	3	72	104
Revenues relating to operations in different geographical areas are set forth below for the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019. Total long-lived assets relating to operations in different geographical areas, which consist of property, plant and equipment, net and operating lease right-of-use assets, net, are set forth below as of September 30, 2021 and September 30, 2020.

	2021		2020		2019
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues
	(in millions)
United States	$2,363	$439	$1,934	$426	$1,956
Germany	662	52	511	43	504
United Kingdom	620	43	551	49	596
All other territories	1,656	98	1,467	86	1,419
Total	$5,301	$632	$4,463	$604	$4,475
Customer Concentration
In the fiscal year ended September 30, 2021, the Company had three customers, Spotify, Apple and YouTube, that individually represented 10% or more of total revenues, whereby Spotify represented 18%, Apple represented 13% and YouTube represented 11% of total revenues. In the fiscal year ended September 30, 2020, the Company had two customers, Spotify and Apple, that individually represented 10% or more of total revenues, whereby Spotify represented 17% and Apple represented 14% of total revenues. In the fiscal year ended September 30, 2019, the Company had two customers, Spotify and Apple, that individually represented 10% or more of total revenues, whereby Spotify represented 14% and Apple represented 13% of total revenues. These customers’ revenues are included in both the Company’s Recorded Music and Music Publishing segments and the Company expects that the Company’s license agreements with these customers will be renewed in the normal course of business.

17. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $137 million, $128 million and $138 million during the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively. The Company paid approximately $124 million, $81 million and $63 million of income and withholding taxes, net of refunds, for the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively.
Dividends
The Company’s ability to pay dividends may be restricted by covenants in the credit agreement for the Revolving Credit Facility which are currently suspended but which will be reinstated if Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increases above 3.50:1.00 and the term loans do not achieve an investment grade rating.
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
On August 13, 2021, the Company’s board of directors declared a cash dividend of $0.15 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid on September 1, 2021.
The Company paid cash dividends to stockholders and participating security holders of $265 million, $344 million and $94 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
On November 9, 2021, the Company’s board of directors declared a cash dividend of $0.15 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on December 1, 2021 to stockholders of record as of the close of business on November 23, 2021.
COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a global pandemic by the World Health Organization. Government-imposed mandates limiting public assembly and restrictions on non-essential businesses have adversely impacted the Company’s operations for the fiscal year ended September 30, 2021, including touring and live events. As global vaccination efforts are underway and businesses are beginning to reopen, revenues improved due to the partial recovery of certain COVID-19 impacted revenue streams despite a rise in COVID-19 cases associated with the Delta variant. The continued impact of COVID-19, including increases in infection rates, new variants, renewed governmental action to slow the spread of COVID-19 and to what extent it will impact the Company’s music and related services cannot be predicted.
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
18. Fair Value Measurements
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
In accordance with the fair value hierarchy, described above, the following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2021 and September 30, 2020.

	Fair Value Measurements as of September 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	$—	$—	$(4)	$(4)
Other Noncurrent Assets:
Equity Method Investment (b)	26	—	—	26
Equity Investment with Readily Determinable Fair Value (c)	37	—	—	37
Other Noncurrent Liabilities:
Contractual Obligations (a)	—	—	(15)	(15)
Interest Rate Swaps (d)	—	(22)	—	(22)
Total	$63	$(22)	$(19)	$22

	Fair Value Measurements as of September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	$—	$—	$(2)	$(2)
Other Noncurrent Assets:
Equity Method Investment (b)	—	47	—	47
Other Noncurrent Liabilities:
Contractual Obligations (a)	—	—	(4)	(4)
Interest Rate Swaps (d)	—	(38)	—	(38)
Total	$—	$9	$(6)	$3
______________________________________
(a)This represents contingent consideration related to a fiscal 2020 acquisition. This is based on a probability weighted performance approach and it is adjusted to fair value on a recurring basis and any adjustments are typically included as a component of operating income in the consolidated statements of operations. This amount was mainly calculated using unobservable inputs such as future earnings performance of the acquiree and the expected timing of the payment.
(b)This represents an equity method investment acquired in fiscal 2019 whereby the Company has elected the fair value option under ASC 825, Financial Instruments (“ASC 825”). The valuation is based upon quoted prices in active markets.
(c)This represents an equity investment with a readily determinable fair value that was acquired and subsequently became publicly traded during the fiscal year ended September 30, 2021. The Company has measured its investment to fair value in accordance with ASC 321, Investments—Equity Securities, based on quoted prices in active markets. The Company recognized an unrealized gain on this equity investment of $17 million for the fiscal year ended September 30, 2021, which was recorded as other income in the consolidated statements of operations.
(d)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of September 30, 2021 for contracts involving the same attributes and maturity dates.

The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2020	$(6)
Additions	(13)
Reductions	—
Payments	—
Balance at September 30, 2021	$(19)
Additions to net liabilities during the fiscal year ended September 30, 2021 include a measurement period adjustment of $7 million to contingent consideration for a fiscal 2020 acquisition.
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the fiscal year ended September 30, 2021. In addition, there were no observable price changes events that were completed during the fiscal year ended September 30, 2021.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2021, the fair value of the Company’s debt was $3.412 billion. Based on the level of interest rates prevailing at September 30, 2020, the fair value of the Company’s debt was $3.137 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.
19. Subsequent Events
3.750% Senior Secured Notes Offering
On November 17, 2021, Acquisition Corp. priced $540 million in aggregate principal amount of its 3.750% Senior Secured Notes due 2029 (the “3.750% Senior Secured Notes”). We expect the issuance to close on November 24, 2021. Net proceeds of the offering are expected to be used to fund a portion of the aggregate cash consideration for potential acquisitions of certain music and music-related assets, or if any of such potential acquisitions are not completed, for general corporate purposes. The Company may also use the net proceeds of the Offering to redeem all or a portion of the 3.750% Senior Secured Notes (so long as, in the case of a partial redemption, at least $250 million of the 3.750% Senior Secured Notes remain outstanding following such redemption) at any time on one or more occasions on or prior to the fifth business day following December 20, 2021 by giving notice at least five business days prior to such time at the special optional redemption price equal to the issue price of the 3.750% Senior Secured Notes plus 1% of the principal amount thereof together with accrued and unpaid interest on such 3.750% Senior Secured Notes from the date of issuance to but excluding the redemption date.
Interest on the 3.750% Senior Secured Notes will accrue at the rate of 3.750% per annum and will be payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2022. The 3.750% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly-owned domestic restricted subsidiaries and by any such subsidiaries that guarantee obligations of Acquisition Corp. under its existing credit facilities, subject to customary exceptions.
The indenture governing the 3.750% Senior Secured Notes contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to create liens and consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.

WARNER MUSIC GROUP CORP.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Fiscal Year Ended September 30, 2021
Allowance for doubtful accounts	$23	$1	$(4)	$20
Reserves for sales returns	24	53	(54)	23
Allowance for deferred tax asset	45	2	(9)	38
Fiscal Year Ended September 30, 2020
Allowance for doubtful accounts	$17	$11	$(5)	$23
Reserves for sales returns	23	66	(65)	24
Allowance for deferred tax asset	91	1	(47)	45
Fiscal Year Ended September 30, 2019
Allowance for doubtful accounts	$18	$3	$(4)	$17
Reserves for sales returns	28	88	(93)	23
Allowance for deferred tax asset	206	4	(119)	91

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors that occurred during the fourth fiscal quarter of the fiscal year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 global pandemic. The Company will continue to monitor and assess the impact of the COVID-19 situation and our ability to maintain the design and operating effectiveness of internal controls over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2021.
The effectiveness of our internal control over financial reporting as of September 30, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 24, 2021.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 24, 2021.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 24, 2021.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 24, 2021.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 24, 2021.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report:
(1) Financial Statements:
The Financial Statements listed in the Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report.
(2) Financial Statement Schedules:
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
4.2(3)
Indenture, dated as of June 29, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto, Credit Suisse AG, as Notes Authorized Representative and as Collateral Agent, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of secured notes in series.

4.3(3)
First Supplemental Indenture, dated as of June 29, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 3.875% Senior Secured Notes due 2030.

4.4(3)
Second Supplemental Indenture, dated as of June 29, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 2.750% Senior Secured Notes due 2028.

4.5(4)
Third Supplemental Indenture, dated as of August 12, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 3.000% Senior Secured Notes due 2031.

4.6(6)
Fourth Supplemental Indenture, dated as of November 2, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the additional 3.000% Senior Secured Notes due 2031.

4.7(8)
Fifth Supplemental Indenture, dated August 16, 2021, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 2.250% Senior Secured Notes due 2031.

Exhibit Number	Exhibit Description
4.8	Form of 3.875% Senior Secured Note due 2030 (included in Exhibit 4.3 hereto).
4.9	Form of 2.750% Senior Secured Note due 2028 (included in Exhibit 4.4 hereto).
4.10	Form of 3.000% Senior Secured Note due 2031 (included in Exhibit 4.5 hereto).
4.11	Form of Secured Note of WMG Acquisition Corp. (included in Exhibit 4.2 hereto).
4.12	Form of 2.250% Senior Secured Notes due 2031 (included in Exhibit 4.7 hereto).
4.13(2)
Security Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature pages thereto and Credit Suisse AG, as collateral agent, term loan authorized representative, revolving authorized representative and indenture authorized representative.

4.14(2)
Copyright Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.15(2)
Patent Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.16(2)
Trademark Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.17(7)	Description of the Capital Stock.
10.1(1)	Stockholder Agreement between Access Industries, LLC and Warner Music Group Corp.
10.2(1)	Registration Rights Agreement between Access Industries, LLC and Warner Music Group Corp.
10.3†(1)	Warner Music Group Corp. 2020 Omnibus Incentive Plan.
10.4†(7)	Indemnification Agreement between Warner Music Group Corp. and Stephen Cooper (and Schedule to Exhibit 10.4).
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

Exhibit Number	Exhibit Description
10.17(2)
Second Amendment to Credit Agreement, dated as of April 3, 2020, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent, relating to the revolving credit facility.

10.18†(2)	Letter Agreement, dated as of September 30, 2014, between Warner Music Inc. and Eric Levin
10.19†(2)	Letter Agreement, dated as of October 6, 2015, between Warner Music Inc. and Eric Levin
10.20†(2)	Letter Agreement, dated as of December 2, 2016, between Warner Music Inc. and Eric Levin
10.21†(2)	Letter Agreement, dated as of August 4, 2015, between Warner Music Inc. and Paul M. Robinson
10.22†(2)	Letter Agreement, dated May 2, 2018, between Warner Music Inc. and Eric Levin
10.23†(2)	Letter Agreement, dated May 2, 2018, between Warner Music Inc. and Paul M. Robinson
10.24†(2)	Letter Agreement, dated as of January 8, 2019, between Warner Chappell Music, Inc. and Guy Moot.
10.25†(2)	Service Agreement, dated as of January 8, 2019, between Warner Chappell Music Limited and Guy Moot.
10.26†(2)	Letter Agreement, dated as of March 12, 2018, between Warner Chappell Music, Inc. and Carianne Marshall.
10.27†(2)	Letter Agreement, dated as of November 16, 2018, between Warner Chappell Music, Inc. and Carianne Marshall.
10.28†(2)	Letter Agreement, dated as of January 8, 2019, between Warner Chappell Music, Inc. and Carianne Marshall.
10.29†(5)	Letter Agreement, dated as of October 21, 2020, between Warner Music Inc. and Eric Levin.
10.30†(2)	Service Agreement, dated as of March 20, 2017, between Max Lousada and Warner Music International Services Limited
10.31†(2)	Warner Music Group Corp. Deferred Compensation Plan
10.32†(2)	Second Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.33†(2)	Amendment to Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.34†*	Amendment to Warner Music Group Corp. Senior Management Free Cash Flow Plan, dated as of September 27, 2021.
10.35†(2)	Form of Election for Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.36†(2)	Form of Award Agreement under Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.37†(2)	Form of Award Agreement for 2014 Additional Unit Allocation under Warner Music Group Corp. Senior Management Free Cash Flow Plan.
10.38†(2)	Second Amended and Restated Limited Liability Company Agreement of WMG Management Holdings, LLC, dated as of March 10, 2017
10.39(2)	Lease, dated as of October 1, 2013, between Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., and WMG Acquisition Corp. (the “Headquarters Lease”)
10.40(2)	Guaranty of Headquarters Lease, dated as of October 1, 2013
10.41(2)	Assurance of Discontinuance, dated November 22, 2005
10.42(2)	Lease, dated as of October 7, 2016, between Warner Acquisition Corp. and Sri Ten Santa Fe LLC.
21.1*	List of Subsidiaries of Warner Music Group Corp.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see signature page)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1*+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Exhibit Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(1)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 001-32502).
(2)Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-1 (File No. 333-236298)
(3)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2020.
(4)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed August 12, 2020.
(5)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 23, 2020.
(6)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed November 2, 2020.
(7)Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2020 (File No. 001-32502).
(8)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed August 16, 2021.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 23, 2021.

WARNER MUSIC GROUP CORP.

By:	/s/ STEPHEN COOPER
Name: Title:	Stephen Cooper Chief Executive Officer (Principal Executive Officer)

By:	/s/ LOUIS DICKLER
Name: Title:	Louis Dickler Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on November 23, 2021.

Signature	Title

/s/ STEPHEN COOPER	CEO and President and Director (Principal Executive Officer)
Stephen Cooper

/s/ LOUIS DICKLER	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Louis Dickler

/s/ MICHAEL LYNTON	Chairman of the Board of Directors
Michael Lynton

/s/ LEN BLAVATNIK	Vice Chairman of the Board of Directors
Len Blavatnik

/s/ LINCOLN BENET	Director
Lincoln Benet

/s/ ALEX BLAVATNIK	Director
Alex Blavatnik

/s/ MATHIAS DÖEPFNER	Director
Mathias Döepfner

/s/ NANCY DUBUC	Director
Nancy Dubuc

/s/ NOREENA HERTZ	Director
Noreena Hertz

/s/ YNON KREIZ	Director
Ynon Kreiz

/s/ CECI KURZMAN	Director
Ceci Kurzman

/s/ DONALD A. WAGNER	Director
Donald A. Wagner