Form 10-Q
period 2021-12-31
Warner Music Group Corp.
filed 2022-02-08
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of February 2, 2022, there were 137,163,316 shares of Class A Common Stock and 377,650,449 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Consolidated Balance Sheets (Unaudited)

	December 31, 2021	September 30, 2021
	(in millions, except share data)
Assets
Current assets:
Cash and equivalents	$450	$499
Accounts receivable, net of allowances of $20 million and $20 million	941	839
Inventories	84	99
Royalty advances expected to be recouped within one year	468	373
Prepaid and other current assets	78	86
Total current assets	2,021	1,896
Royalty advances expected to be recouped after one year	566	457
Property, plant and equipment, net of accumulated depreciation of $435 million and $419 million	378	364
Operating lease right-of-use assets, net	258	268
Goodwill	1,945	1,830
Intangible assets subject to amortization, net	2,472	2,017
Intangible assets not subject to amortization	152	154
Deferred tax assets, net	3	31
Other assets	220	194
Total assets	$8,015	$7,211
Liabilities and Equity
Current liabilities:
Accounts payable	$274	$302
Accrued royalties	1,974	1,880
Accrued liabilities	466	461
Accrued interest	30	14
Operating lease liabilities, current	43	43
Deferred revenue	298	348
Other current liabilities	272	102
Total current liabilities	3,357	3,150
Long-term debt	3,846	3,346
Operating lease liabilities, noncurrent	275	287
Deferred tax liabilities, net	195	207
Other noncurrent liabilities	170	175
Total liabilities	$7,843	$7,165
Equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized, 127,236,783 and 122,414,827 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000,000 shares authorized, 387,300,086 and 391,970,996 issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	1	1
Additional paid-in capital	1,973	1,942
Accumulated deficit	(1,601)	(1,710)
Accumulated other comprehensive loss, net	(220)	(202)
Total Warner Music Group Corp. equity	153	31
Noncontrolling interest	19	15
Total equity	172	46
Total liabilities and equity	$8,015	$7,211
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2021	2020
	(in millions, except share and per share data)
Revenue	$1,614	$1,335
Costs and expenses:
Cost of revenue	(818)	(686)
Selling, general and administrative expenses (a)	(497)	(401)
Amortization expense	(60)	(52)
Total costs and expenses	(1,375)	(1,139)
Operating income	239	196
Interest expense, net	(30)	(31)
Other income (expense)	54	(31)
Income before income taxes	263	134
Income tax expense	(75)	(35)
Net income	188	99
Less: Income attributable to noncontrolling interest	(1)	(1)
Net income attributable to Warner Music Group Corp.	$187	$98

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.36	$0.18
Class B – Basic and Diluted	$0.36	$0.19
Weighted average common shares:
Class A – Basic and Diluted	123,969,142	94,221,946
Class B – Basic and Diluted	390,952,038	416,632,808

(a) Includes depreciation expense:	$(21)	$(19)
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31,
	2021	2020
	(in millions)
Net income	$188	$99
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(25)	34
Deferred gain on derivative financial instruments	7	3
Other comprehensive (loss) income, net of tax	(18)	37
Total comprehensive income	170	136
Less: Income attributable to noncontrolling interest	(1)	(1)
Comprehensive income attributable to Warner Music Group Corp.	$169	$135
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2021	2020
	(in millions)
Cash flows from operating activities
Net income	$188	$99
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81	71
Unrealized (gains) losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	(36)	45
Deferred income taxes	19	2
Net gain on divestitures and investments	(11)	(14)
Non-cash interest expense	1	1
Non-cash stock-based compensation expense	24	6
Changes in operating assets and liabilities:
Accounts receivable, net	(100)	(98)
Inventories	12	11
Royalty advances	(177)	(56)
Accounts payable and accrued liabilities	(2)	(35)
Royalty payables	107	54
Accrued interest	16	6
Operating lease liabilities	(2)	(2)
Deferred revenue	(50)	24
Other balance sheet changes	59	55
Net cash provided by operating activities	129	169
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(165)	(324)
Capital expenditures	(34)	(18)
Investments and acquisitions of businesses, net of cash received	(425)	(1)
Net cash used in investing activities	(624)	(343)
Cash flows from financing activities
Proceeds from issuance of 3.750% Senior Secured Notes due 2029	535	—
Proceeds from issuance of 3.000% Senior Secured Notes due 2031	—	244
Deferred financing costs paid	(4)	(3)
Distribution to noncontrolling interest holders	(1)	(1)
Dividends paid	(78)	(62)
Cash paid to settle contingent consideration	(4)	—
Net cash provided by financing activities	448	178
Effect of exchange rate changes on cash and equivalents	(2)	9
Net (decrease) increase in cash and equivalents	(49)	13
Cash and equivalents at beginning of period	499	553
Cash and equivalents at end of period	$450	$566
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Equity (Unaudited)

Three Months Ended December 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2021	122,414,827	$—	391,970,996	$1	$1,942	$(1,710)	$(202)	$31	$15	$46
Net income	—	—	—	—	—	187	—	187	1	188
Other comprehensive loss, net of tax	—	—	—	—	—	—	(18)	(18)	—	(18)
Dividends ($0.15 per Class A and B share)	—	—	—	—	—	(78)	—	(78)	—	(78)
Stock-based compensation expense	—	—	—	—	31	—	—	31	—	31
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Conversion of Class B shares for Class A shares	4,670,910	—	(4,670,910)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	151,046	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	4	4
Balance at December 31, 2021	127,236,783	$—	387,300,086	$1	$1,973	$(1,601)	$(220)	$153	$19	$172

Three Months Ended December 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2020	88,578,361	$—	421,450,000	$1	$1,907	$(1,749)	$(222)	$(63)	$18	$(45)
Net income	—	—	—	—	—	98	—	98	1	99
Other comprehensive income, net of tax	—	—	—	—	—	—	37	37	—	37
Dividends ($0.12 per Class A and B share)	—	—	—	—	—	(62)	—	(62)	—	(62)
Stock-based compensation expense	—	—	—	—	6	—	—	6	—	6
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2)	(2)
Exchange of Class B shares for Class A shares	18,265,183	—	(18,265,186)	—	—	—	—	—	—	—
Shares issued under the Plan	4,321,259	—	—	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	2,553	—	—	—	—	—	—	—	—	—
Balance at December 31, 2020	111,167,356	$—	403,184,814	$1	$1,913	$(1,713)	$(185)	$16	$17	$33
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
Access and its affiliates continue to hold all of the Class B common stock of the Company, par value $0.001 per share (“Class B Common Stock”), representing approximately 98% of the total combined voting power of the Company’s outstanding common stock and approximately 75% of the economic interest as of December 31, 2021. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ.
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022.
The consolidated balance sheet at September 30, 2021 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (File No. 001-32502).
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
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2022 includes 53 weeks, and the fiscal year ended September 30, 2021 included 52 weeks. The additional week in fiscal year 2022 falls in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the three months ended December 31, 2021 reflect 14 weeks compared to 13 weeks for the three months ended December 31, 2020.
All references to December 31, 2021 and December 31, 2020 relate to the periods ended December 31, 2021 and December 25, 2020, respectively. For convenience purposes, the Company continues to date its first-quarter financial statements as of December 31. The fiscal year ended September 30, 2021 ended on September 24, 2021.
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
In connection with the IPO, the Company’s board of directors and stockholders approved the Warner Music Group Corp. 2020 Omnibus Incentive Plan, or the “Omnibus Incentive Plan.” The Omnibus Incentive Plan provides for the grant of incentive common stock, stock options, restricted stock, restricted stock units (“RSUs”), performance awards and stock appreciation rights to employees, consultants and directors. The aggregate number of shares of common stock available for issuance under the Omnibus Incentive Plan is 31,169,099 shares of Class A Common Stock over the 10-year period from the date of adoption, including up to 1,000,000 shares of our Class A Common Stock in connection with the IPO.
Since the IPO, a total of 215,613 shares of Class A Common Stock have been issued under the Omnibus Incentive Plan, which includes 151,046 and 2,553 shares issued during the three months ended December 31, 2021, and 2020, respectively.
During the three months ended December 31, 2021, an aggregate of 4,670,910 shares of Class B Common Stock were converted to Class A Common Stock. In connection with the Senior Management Free Cash Flow Plan (the “Plan”), a remaining Plan participant redeemed a portion of vested Class B equity units of the LLC holding company, WMG Management Holdings, LLC (“Management LLC”). These Class B equity units were redeemed in exchange for a total of 510,165 shares of Class B Common Stock, which shares of Class B Common Stock converted to shares of Class A Common Stock upon the exchange.
Additionally, during the three months ended December 31, 2021, Access converted 4,160,745 shares of Class B Common Stock to the same number of shares of Class A Common Stock, which it subsequently sold through open market sales, which is reflected as an exchange of Class B Common Stock in the consolidated statements of equity for the three months ended December 31, 2021.
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
The Company also recognizes stock-based compensation under the Plan. The awards outstanding under the Plan are equity-classified.
The Company recognized approximately $24 million of non-cash stock-based compensation expense for the three months ended December 31, 2021, of which $22 million was recorded to additional paid-in capital, and a remaining $2 million has been classified as a share-based compensation liability as of December 31, 2021. The share-based compensation liability represents executive awards that have not yet been granted under the Omnibus Incentive Plan, where a total value is known and settlement will occur in a variable number of RSUs. During the three months ended December 31, 2021, $9 million was reclassified from share-based compensation liability to additional paid-in capital, representing the grant date fair value of RSUs granted which were previously classified as a share-based compensation liability as of September 30, 2021. The Company recognized approximately $6 million of non-cash stock-based compensation expense for the three months ended December 31, 2020.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU eliminates certain exceptions to the general principles in ASC 740, Income Taxes. Specifically, it eliminates the exception to (1) the incremental approach for intraperiod tax allocation when there is a loss from continuing operations, and income or a gain from other items; (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also simplifies U.S. GAAP by making other changes. The Company adopted ASU 2019-12 in the first quarter of fiscal 2022 and this adoption did not have a material impact on the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company adopted ASU 2020-06 in the first quarter of fiscal year 2022 and this adoption did not have any impact on the Company’s consolidated financial statements.

3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the three months ended December 31, 2021 and 2020, respectively.
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
The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three months ended December 31, 2021 and 2020 (in millions, except share and per share data):

	Three Months Ended December 31,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$47	$140	$19	$79
Less: Net income attributable to participating securities	(2)	—	(2)	—
Net income attributable to common stockholders	$45	$140	$17	$79
Denominator
Weighted average shares outstanding	123,969,142	390,952,038	94,221,946	416,632,808
Basic and Diluted EPS	$0.36	$0.36	$0.18	$0.19
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

Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended December 31,
	2021	2020
	(in millions)
Revenue by Type
Digital	$870	$727
Physical	195	174
Total Digital and Physical	1,065	901
Artist services and expanded-rights	232	180
Licensing	89	80
Total Recorded Music	1,386	1,161
Performance	38	30
Digital	133	99
Mechanical	14	11
Synchronization	42	33
Other	2	2
Total Music Publishing	229	175
Intersegment eliminations	(1)	(1)
Total Revenues	$1,614	$1,335
Revenue by Geographical Location
U.S. Recorded Music	$608	$481
U.S. Music Publishing	115	91
Total U.S.	723	572
International Recorded Music	778	680
International Music Publishing	114	84
Total International	892	764
Intersegment eliminations	(1)	(1)
Total Revenues	$1,614	$1,335
Recorded Music
Recorded Music mainly involves selling, marketing, distribution and licensing of recorded music produced by the Company’s recording artists. Recorded Music revenues are derived from four main sources, which include digital, physical, artist services and expanded-rights, and licensing.
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
Digital revenues are generated with respect to the musical compositions being embodied in recordings licensed to digital streaming services and digital download services and for digital performance. Performance revenues are received when the musical composition is performed publicly through broadcast of music on television, radio and cable and in retail locations (e.g., bars and restaurants), live performance at a concert or other venue (e.g., arena concerts and nightclubs) and performance of musical compositions in staged theatrical productions. Mechanical revenues are generated with respect to the musical compositions embodied in recordings sold in any physical format or configuration such as vinyl, CDs and DVDs. Synchronization revenues represent the right to use the composition in combination with visual images such as in films or television programs, television commercials and video games as well as from other uses such as in toys or novelty items and merchandise. Other revenues represent earnings for use in printed sheet music and other uses. Digital and synchronization revenue recognition is similar for both Recorded Music and Music Publishing, therefore refer to the discussion within Recorded Music.
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
Based on management’s analysis of sales returns, refund liabilities of $33 million and $23 million were established at December 31, 2021 and September 30, 2021, respectively.
Based on management’s analysis of estimated credit losses, reserves of $20 million and $20 million were established at December 31, 2021 and September 30, 2021, respectively.
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
Deferred revenue increased by $104 million during the three months ended December 31, 2021 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $135 million were recognized during the three months ended December 31, 2021 related to the balance of deferred revenue at September 30, 2021. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the three months ended December 31, 2021 and December 31, 2020, the Company recognized revenue of $37 million and $20 million, respectively, from performance obligations satisfied in previous periods.

Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts containing fixed fees, advances and minimum guarantees. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2021 are as follows:

	Rest of FY22	FY23	FY24	Thereafter	Total
	(in millions)
Remaining performance obligations	$341	$312	$121	$1	$775
Total	$341	$312	$121	$1	$775
5. Acquisition of 300 Entertainment
On December 16, 2021, the Company purchased all outstanding shares of Theory Entertainment LLC d/b/a 300 Entertainment (“300 Entertainment”), an independent U.S. record label, pursuant to the terms and conditions of the merger agreement of the same date among Warner Music Inc. and MM Investment LLC, both wholly-owned subsidiaries of the Company, the Buyer Representative, Trifecta Merger Subsidiary LLC, Theory Entertainment LLC d/b/a 300 Entertainment and the Seller Representative (the “Merger Agreement”). The cash consideration paid at closing of the acquisition was approximately $397 million, which reflects the base purchase price of $400 million, adjusted for, among other items, preliminary working capital of 300 Entertainment.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. The assets and liabilities of 300 Entertainment, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs (see Note 15 for additional information on fair value inputs). Determining the fair value of the assets acquired and liabilities assumed requires judgment and involved the use of assumptions with respect to future cash inflows and outflows, discount rates, asset useful lives and market multiples, among other items. The use of different estimates and judgments could yield materially different results.
The excess of the purchase price over the fair value of the net assets acquired, including the amount assigned to identifiable intangible assets, has been recorded as goodwill. The resulting goodwill has been included in our Recorded Music reportable segment. The recognized goodwill will be deductible for income tax purposes. Any impairment charges made in future periods associated with goodwill, if any, will not be tax-deductible.
The table below presents (i) the preliminary estimate of the acquisition consideration as it relates to the acquisition of 300 Entertainment and (ii) the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of December 16, 2021 (in millions):

Preliminary Purchase Price Allocation
Cash and equivalents	$2
Accounts receivable	10
Royalty advances	35
Property, plant and equipment, net	1
Goodwill	127
Intangible assets subject to amortization, net (a)	233
Other assets	1
Accounts payable	(4)
Accrued royalties	(7)
Accrued liabilities	(1)
Total purchase price allocated	$397
______________________________________
(a)Identifiable intangible assets are comprised of the following (in millions):

Total
Recorded music catalog	$135
Artist and songwriter contracts	82
Trademarks	11
Music publishing copyrights	5
Total intangible assets acquired	$233

The acquisition accounting is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired, in addition to the determination of the final consideration, including the determination of the final working capital adjustment pursuant to the mechanism set forth in the Merger Agreement.
During the three months ended December 31, 2021, the Company incurred costs related to this acquisition of approximately $3 million, which were expensed as incurred and recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations. Prior to the acquisition, the Company had a distribution arrangement with 300 Entertainment. The unaudited pro forma revenue and operating income as if the acquisition occurred on October 1, 2020 is not material to the Company’s reported results for three months ended December 31, 2021 and December 31, 2020.
6. Comprehensive Income
Comprehensive income, which is reported in the accompanying consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax expense of approximately $2 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2021	$(174)	$(11)	$(17)	$(202)
Other comprehensive (loss) income	(25)	—	7	(18)
Balances at December 31, 2021	$(199)	$(11)	$(10)	$(220)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
7. Leases
The Company’s lease portfolio consists of operating real estate leases for its corporate offices and, to a lesser extent, storage and other equipment. The Company adopted FASB ASC Topic 842, Leases (“ASC 842”), on October 1, 2019 using the modified retrospective transition method. Under ASC 842, a contract is or contains a lease when (1) an explicitly or implicitly identified asset has been deployed in the contract and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company determines if an arrangement is or contains a lease at inception of the contract. For all leases (finance and operating), other than those that qualify for the short-term recognition exemption, the Company will recognize on the balance sheet a lease liability for its obligation to make lease payments arising from the lease and a corresponding right-of-use (“ROU”) asset representing its right to use the underlying asset over the period of use based on the present value of lease payments over the lease term as of the lease commencement date. ROU assets are adjusted for initial direct costs, lease payments made and incentives. As the rates implicit in our leases are not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. This rate is based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments. The lease term used to calculate the lease liability will include options to extend or terminate the lease when the option to extend or terminate is at the Company’s discretion and it is reasonably certain that the Company will exercise the option. Fixed payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of one year or less, the lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term.
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
The Company enters into operating leases for buildings, office equipment, production equipment, warehouses, and other types of equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
Among the Company’s operating leases are its leases for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London, United Kingdom. The landlord for both leases is an affiliate of Access. As of December 31, 2021, the aggregate lease liability related to these leases was $121 million.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.
The components of lease expense were as follows:

	Three Months Ended December 31,
	2021	2020
	(in millions)
Lease Cost
Operating lease cost	$14	14
Short-term lease cost	1	1
Variable lease cost	2	2
Total lease cost	$17	$17
The Company incurred and recorded other occupancy expenses of $4 million for both the three months ended December 31, 2021 and December 31, 2020.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended December 31,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$15	$15
Right-of-use assets obtained in exchange for operating lease obligations	—	6

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	September 30, 2021
	(in millions)
Operating Leases
Operating lease right-of-use assets	$258	$268

Operating lease liabilities, current	$43	$43
Operating lease liabilities, noncurrent	275	287
Total operating lease liabilities	$318	$330

Weighted Average Remaining Lease Term
Operating leases	7 years	8 years
Weighted Average Discount Rate
Operating leases	4.70%	4.69%
Maturities of lease liabilities were as follows:

Fiscal Year Ended September 30,	Operating Leases
(in millions)
2022	$42
2023	55
2024	51
2025	51
2026	43
Thereafter	136
Total lease payments	378
Less: Imputed interest	(60)
Total	$318
As of December 31, 2021, there have been no leases entered into that have not yet commenced.
8. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2021	$1,366	$464	$1,830
Acquisitions (a)	130	—	130
Other adjustments (b)	(15)	—	(15)
Balances at December 31, 2021	$1,481	$464	$1,945
______________________________________
(a)Primarily relates to the acquisition of 300 Entertainment as described in Note 5.
(b)Other adjustments during the three months ended December 31, 2021 represent foreign currency movements.
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

Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	December 31, 2021	September 30, 2021
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,338	$1,206
Music publishing copyrights	25 years	2,005	1,730
Artist and songwriter contracts	13 years	1,068	997
Trademarks	14 years	106	96
Other intangible assets	6 years	96	96
Total gross intangible asset subject to amortization		4,613	4,125
Accumulated amortization		(2,141)	(2,108)
Total net intangible assets subject to amortization		2,472	2,017
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	152	154
Total net intangible assets		$2,624	$2,171
The increase in intangible assets during the three months ended December 31, 2021 primarily relates to the acquisition of 300 Entertainment, which resulted in an increase in intangible assets as described in Note 5, and an acquisition of music-related assets within music publishing copyrights for approximately $250 million.
9. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	December 31, 2021	September 30, 2021
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2028	1,145	1,145
2.750% Senior Secured Notes due 2028 (€325 face amount)	368	381
3.750% Senior Secured Notes due 2029	540	—
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	504	522
3.000% Senior Secured Notes due 2031	800	800
Total long-term debt, including the current portion	$3,892	$3,383
Issuance premium less unamortized discount and unamortized deferred financing costs	(46)	(37)
Total long-term debt, including the current portion, net	$3,846	$3,346
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $7 million at both December 31, 2021 and September 30, 2021. There were no loans outstanding under the Revolving Credit Facility at December 31, 2021 or September 30, 2021.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of December 31, 2021 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.

The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes, as well as the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, the covenants under the Revolving Credit Facility will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility.
Fiscal 2022 Transactions
3.750% Senior Secured Notes Offering
On November 24, 2021, Acquisition Corp. issued and sold $540 million of its 3.750% Senior Secured Notes due 2029 (the “3.750% Senior Secured Notes”). Interest on the Notes will accrue at the rate of 3.750% per annum and will be payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2022.
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
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.08x at December 31, 2021, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 20, 2028.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is April 3, 2025.

Maturities of Senior Secured Notes
As of December 31, 2021, there are no scheduled maturities of notes until 2028, when $368 million is scheduled to mature. Thereafter, $2.379 billion is scheduled to mature.
Interest Expense, net
Total interest expense, net was $30 million and $31 million for the three months ended December 31, 2021 and 2020, respectively. The weighted-average interest rate of the Company’s total debt was 3.2% at December 31, 2021, 3.2% at September 30, 2021 and 3.7% at December 31, 2020.
10. Commitments and Contingencies
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
11. Income Taxes
For the three months ended December 31, 2021, the Company recorded an income tax expense of $75 million. The income tax expense for the three months ended December 31, 2021 is higher than the expected tax expense at the statutory tax rate of 21% primarily due to U.S. state and local taxes, withholding taxes, foreign income taxed at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by a deduction against foreign derived intangible income (“FDII”).
For the three months ended December 31, 2020, the Company recorded an income tax expense of $35 million. The income tax expense for the three months ended December 31, 2020 is higher than the expected tax benefit at the statutory tax rate of 21% primarily due to U.S. state and local taxes, withholding taxes, foreign income taxed at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by FDII and excess tax benefits from long term incentive plan.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of December 31, 2021 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
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
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s long-term debt. The interest rate swap instruments are designated and qualify as cash flow hedges under the criteria prescribed in ASC 815. The Company records these contracts at fair value on its balance sheet and gains or losses on these contracts are deferred in equity (as a component of comprehensive income).
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
The Company’s hedged interest rate transactions as of December 31, 2021 are expected to be recognized within two years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 15. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. Any ineffective portion of the interest rate swaps are recognized in other income (expense) in the period measured.
The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
As of December 31, 2021, the Company had outstanding hedge contracts for the sale of $317 million and the purchase of $218 million of foreign currencies at fixed rates that will be settled by September 2022.
As of December 31, 2021, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $10 million of unrealized deferred losses in comprehensive income related to the interest rate swaps. As of September 30, 2021, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $17 million of unrealized deferred losses in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax gains of $1 million and unrealized pre-tax gains of $2 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other income for the three months ended December 31, 2021. The Company recorded realized pre-tax losses of $1 million and unrealized pre-tax losses of $4 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the three months ended December 31, 2020.
The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the three months ended December 31, 2021 were $9 million. The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the three months ended December 31, 2020 were $4 million.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at December 31, 2021 and September 30, 2021:

	December 31, 2021 (a)	September 30, 2021 (b)
	(in millions)
Other current assets	$2	$—
Other current liabilities	—	—
Other noncurrent assets	—	—
Other noncurrent liabilities	(13)	(22)
______________________________________
(a)$5 million and $3 million of foreign exchange derivative contracts in current asset and liability positions, respectively, and $13 million of interest rate swaps in noncurrent liability positions.
(b)$22 million of interest rate swaps in noncurrent liability positions.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
December 31, 2021
Revenues	$1,386	$229	$(1)	$1,614
Operating income (loss)	276	32	(69)	239
Amortization of intangible assets	40	20	—	60
Depreciation of property, plant and equipment	14	2	5	21
OIBDA	330	54	(64)	320
December 31, 2020
Revenues	$1,161	$175	$(1)	$1,335
Operating income (loss)	223	18	(45)	196
Amortization of intangible assets	33	19	—	52
Depreciation of property, plant and equipment	13	2	4	19
OIBDA	269	39	(41)	267
14. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $13 million and $27 million during the three month ended December 31, 2021 and 2020, respectively. The Company paid approximately $29 million and $17 million of income and withholding taxes, net of refunds, for the three months ended December 31, 2021 and 2020, respectively.
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
On November 9, 2021, the Company’s board of directors declared a cash dividend of $0.15 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on December 1, 2021. The Company paid an aggregate of approximately $78 million, or $0.15 per share, in cash dividends to stockholders and participating security holders for the three months ended December 31, 2021.
On February 8, 2022, the Company’s board of directors declared a cash dividend of $0.15 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on March 1, 2022 to stockholders of record as of the close of business on February 18, 2022.
Noncash Investment Activity
Noncash investing activities for the three months ended December 31, 2021 was approximately $125 million related to the acquisition of music publishing rights and music catalogs, net during the three months ended December 31, 2021. The corresponding notes payable balance is reflected as other current liabilities within the Company’s consolidated balance sheet at December 31, 2021.

COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a global pandemic by the World Health Organization. Government-imposed mandates limiting public assembly and restrictions on non-essential businesses have adversely impacted the Company’s operations for the three months ended December 31, 2021 and December 31, 2020, including touring and live events. For the three months ended December 31, 2021, revenues improved due to the ongoing recovery of certain COVID-19 impacted revenue streams despite a rise in COVID-19 cases associated with the Omicron variant. The continued impact of COVID-19, including increases in infection rates, new variants, renewed governmental action to slow the spread of COVID-19 and to what extent it will impact the Company’s music and related services cannot be predicted.
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
15. Fair Value Measurements
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
In accordance with the fair value hierarchy, described above, the following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2021 and September 30, 2021.

	Fair Value Measurements as of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$2	$—	$2
Other Current Liabilities:
Contractual Obligations (b)	—	—	(7)	(7)
Other Noncurrent Assets:
Equity Investments with Readily Determinable Fair Value (d)	72	—	—	72
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(10)	(10)
Interest Rate Swaps (e)	—	(13)	—	(13)
Total	$72	$(11)	$(17)	$44

	Fair Value Measurements as of September 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(4)	$(4)
Other Noncurrent Assets:
Equity Method Investment (c)	26	—	—	26
Equity Investment with Readily Determinable Fair Value (d)	37	—	—	37
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(15)	(15)
Interest Rate Swaps (e)	—	(22)	—	(22)
Total	$63	$(22)	$(19)	$22
______________________________________
(a)The fair value of foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)This represents contingent consideration related to a fiscal 2020 acquisition. This is based on a probability weighted performance approach and it is adjusted to fair value on a recurring basis and any adjustments are typically included as a component of operating income in the consolidated statements of operations. This amount was mainly calculated using unobservable inputs such as future earnings performance of the acquiree and the expected timing of payments.
(c)This represents an equity method investment which was acquired in fiscal 2019 whereby the Company elected the fair value option under ASC 825, Financial Instruments (“ASC 825”). In November 2021, the investment was reclassified to an equity investment with a readily determinable fair value.
(d)These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, Investments—Equity Securities, based on quoted prices in active markets.
(e)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of December 31, 2021 for contracts involving the same attributes and maturity dates.
The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2021	$(19)
Additions	(2)
Reductions	—
Payments	4
Balance at December 31, 2021	$(17)
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three months ended December 31, 2021 and 2020. In addition, there were no observable price changes events that were completed during the three months ended December 31, 2021 and 2020.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2021, the fair value of the Company’s debt was $3.875 billion. Based on the level of interest rates prevailing at September 30, 2021, the fair value of the Company’s debt was $3.412 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021 (the “Quarterly Report”).
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
•the dual class structure of our common stock and Access’s existing ownership of our Class B Common Stock have the effect of concentrating control over our management and affairs and over matters requiring stockholder approval with Access; and
•risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
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
•Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2021 and December 31, 2020. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2021 and December 31, 2020, as well as a discussion of our financial condition and liquidity as of December 31, 2021. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
In the United States, our Recorded Music business is conducted principally through our major record labels—Atlantic Records and Warner Records. In October 2018, we launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels, and in December 2021, we acquired 300 Entertainment. Our Recorded Music business also includes Rhino Entertainment, a division that specializes in marketing our recorded music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music business through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’ Records, Warner Classics and Warner Music Nashville.
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
Our Recorded Music business’ operations includes WMX, a next generation services division that connects artists with fans and amplifies brands in creative, immersive, and engaging ways. This division includes a rebranded WEA commercial services & marketing network (formerly Warner-Elektra-Atlantic Corporation, or WEA Corp.), which markets, distributes and sells music and video products to retailers and wholesale distributors, as well as acting as the Company’s media and creative content arm. Our business’ distribution operations also includes Alternative Distribution Alliance (“ADA”), which markets, distributes and sells the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.
In addition to our music being sold in physical retail outlets, our music is also sold in physical form to online physical retailers, such as amazon.com, barnesandnoble.com and bestbuy.com, and distributed in digital form to an expanded universe of digital partners, including streaming services such as those of Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group and YouTube, radio services such as iHeart Radio and SiriusXM and other download services.
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
•Artist services and expanded-rights: the rightsholder receives revenues with respect to our artist services businesses and our participation in expanded rights, including advertising, merchandising such as direct-to-consumer sales, touring, concert promotion, ticketing, sponsorship, fan clubs, artist websites, social publishing, and artist and brand management; and
•Licensing: the rightsholder receives royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and video games; the rightsholder also receives royalties if sound recordings are performed publicly through broadcast of music on television, radio and cable, and in public spaces such as shops, workplaces, restaurants, bars and clubs.
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
•Performance: the rightsholder receives revenues if the musical composition is performed publicly through broadcast of music on television, radio and cable and in retail locations (e.g., bars and restaurants), live performance at a concert or other venue (e.g., arena concerts and nightclubs), and performance of music in staged theatrical productions;
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
Factors Affecting Results of Operations and Comparability
Fiscal Quarter End
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2022 includes 53 weeks, and the fiscal year ended September 30, 2021 included 52 weeks. The additional week in fiscal year 2022 falls in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the three months ended December 31, 2021 reflect 14 weeks compared to 13 weeks for the three months ended December 31, 2020. For the three months ended December 31, 2021, the revenue benefit of the additional week was approximately $73 million, primarily reflected in Recorded Music streaming revenue.
COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak (also referred to as “COVID”) was declared a global pandemic by the World Health Organization. The global pandemic and governmental responses thereto disrupted physical and manufacturing supply chains and required the closures of physical retailers, resulting in declines in our physical revenue streams at the onset of the pandemic. Additionally, stay at home orders, limited indoor and outdoor gatherings and other restrictions have negatively affected our business in other ways, such as, making it difficult to hold live concert tours, adversely impacting our concert promotion business and the sale of merchandise, delaying the release of new recordings and disrupting the production and release of motion pictures and television programs, which negatively affected licensing revenue in our Recorded Music business and synchronization revenue in our Music Publishing business. However, the disruption from the COVID-19 pandemic, including the disruption caused by the Omicron variant, accelerated growth of other revenue streams such as fitness and interactive gaming (including augmented reality and virtual reality), which may continue to grow. It is unclear how long the global pandemic will last due to the possibility of new variants, increases in infection rates and renewed government action to slow the spread of the virus, and as such, it cannot be predicted to what extent the global pandemic will continue to impact the demand for our music and related services.
Our results of operations, cash flows and financial condition at and for both the three months ended December 31, 2021and 2020 were adversely affected by the global pandemic despite a partial recovery starting in fiscal year 2021 as businesses began to reopen and concerts and other live music resumed. For both the three months ended December 31, 2021 and 2020, costs recognized by the Company attributable to COVID were not significant.

RESULTS OF OPERATIONS
Three Months Ended December 31, 2021 Compared with Three Months Ended December 31, 2020
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Revenue by Type
Digital	$870	$727	$143	20%
Physical	195	174	21	12%
Total Digital and Physical	1,065	901	164	18%
Artist services and expanded-rights	232	180	52	29%
Licensing	89	80	9	11%
Total Recorded Music	1,386	1,161	225	19%
Performance	38	30	8	27%
Digital	133	99	34	34%
Mechanical	14	11	3	27%
Synchronization	42	33	9	27%
Other	2	2	—	—%
Total Music Publishing	229	175	54	31%
Intersegment eliminations	(1)	(1)	—	—%
Total Revenues	$1,614	$1,335	$279	21%
Revenue by Geographical Location
U.S. Recorded Music	$608	$481	$127	26%
U.S. Music Publishing	115	91	24	26%
Total U.S.	723	572	151	26%
International Recorded Music	778	680	98	14%
International Music Publishing	114	84	30	36%
Total International	892	764	128	17%
Intersegment eliminations	(1)	(1)	—	—%
Total Revenues	$1,614	$1,335	$279	21%
Total Revenues
Total revenues increased by $279 million, or 21%, to $1,614 million for the three months ended December 31, 2021 from $1,335 million for the three months ended December 31, 2020. The quarter included an additional week, primarily reflected in Recorded Music streaming revenue. Additionally, the quarter included the impact of a new deal with one of our digital partners impacting Recorded Music streaming revenue. These items were partially offsetting and adjusting for these items, total revenue was up 18%. The increase includes $16 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 86% and 14% of total revenue for the three months ended December 31, 2021, respectively, and 87% and 13% of total revenue for the three months ended December 31, 2020, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 45% and 55% of total revenues for the three months ended December 31, 2021, respectively, and 43% and 57% of total revenues for the three months ended December 31, 2020, respectively.

Total digital revenues after intersegment eliminations increased by $177 million, or 21%, to $1,002 million for the three months ended December 31, 2021 from $825 million for the three months ended December 31, 2020. Total streaming revenue increased 23% driven by growth across Recorded Music and Music Publishing, including revenue from emerging streaming platforms. Total digital revenues remained constant at 62% of consolidated revenues for each of the three months ended December 31, 2021 and December 31, 2020. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2021 were comprised of U.S. revenues of $514 million and international revenues of $489 million, respectively, or 51% and 49% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2020 were comprised of U.S. revenues of $418 million and international revenues of $408 million, respectively, or 51% and 49% of total digital revenues, respectively.
Recorded Music revenues increased by $225 million, or 19%, to $1,386 million for the three months ended December 31, 2021 from $1,161 million for the three months ended December 31, 2020. Adjusted for the benefit of the additional week and the impact of the new deal with one of our digital partners, Recorded Music revenue was up 16%. The increase includes $15 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $608 million and $481 million, or 44% and 41% of consolidated Recorded Music revenues, for the three months ended December 31, 2021 and December 31, 2020, respectively. International Recorded Music revenues were $778 million and $680 million, or 56% and 59% of consolidated Recorded Music revenues, for the three months ended December 31, 2021 and December 31, 2020, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights, physical and licensing revenues. Digital revenue increased by $143 million as a result of the continued growth in streaming services, including growth in emerging streaming platforms, strength of releases including a new release from Ed Sheeran as well as carryover success from Dua Lipa, Ed Sheeran, YoungBoy Never Broke Again and Ava Max. Revenue from streaming services grew by $144 million, or 21%, to $836 million for the three months ended December 31, 2021 from $692 million for the three months ended December 31, 2020. Adjusted for the benefit of the additional week and the impact of the new deal with one of our digital partners, Recorded Music streaming revenue was up 17%. Streaming revenue growth was partially offset by a decline in download and other digital revenues of $1 million, or 3%, to $34 million for the three months ended December 31, 2021 from $35 million for the three months ended December 31, 2020 due to the continued shift to streaming services. Artist services and expanded-rights revenue increased by $52 million primarily due to higher merchandising revenue and touring activity, both of which were disrupted by COVID in the prior-year quarter, partially offset by an unfavorable impact of foreign currency exchange rates of $6 million. Physical revenue increased by $21 million, or 12%, primarily from higher sales due to the success of new releases, an increased demand for vinyl products and COVID disruption in the prior-year quarter, partially offset by an unfavorable impact of foreign currency exchange rates of $3 million. Licensing revenue increased by $9 million, mainly due to higher synchronization and other licensing revenue, as businesses continued to recover from COVID disruption.
Music Publishing revenues increased by $54 million, or 31%, to $229 million for the three months ended December 31, 2021 from $175 million for the three months ended December 31, 2020. U.S. Music Publishing revenues were $115 million and $91 million, or 50% and 52% of consolidated Music Publishing revenues, for the three months ended December 31, 2021 and December 31, 2020, respectively. International Music Publishing revenues were $114 million and $84 million, or 50% and 48% of consolidated Music Publishing revenues, for the three months ended December 31, 2021 and December 31, 2020, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $34 million, or 34%, synchronization revenue of $9 million, performance revenue of $8 million and mechanical revenue of $3 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services, including emerging streaming platforms, and timing of new digital deals, partially offset by a shift in the collection of certain writer’s share income from certain digital service providers. This change has no impact on Music Publishing OIBDA, but results in a slight improvement to OIBDA margin. Revenue from streaming services grew by $35 million, or 37%, to $129 million for the three months ended December 31, 2021 from $94 million for the three months ended December 31, 2020. The increase in synchronization revenue is attributable to higher television, motion picture and commercial income and COVID disruption in the prior-year quarter. Performance revenue increased as bars, restaurants, concerts and live events continued to recover from COVID disruption. Mechanical revenue increased as businesses continued to recover from COVID disruption and from strong physical sales.
Revenue by Geographical Location
U.S. revenue increased by $151 million, or 26%, to $723 million for the three months ended December 31, 2021 from $572 million for the three months ended December 31, 2020. U.S. Recorded Music revenue increased by $127 million, or 26%. The primary driver was the increase of U.S. Recorded Music digital revenue of $80 million, or 22%, driven by the continued growth in streaming services. U.S. Recorded Music streaming revenue increased by $81 million, or 24%, partially offset by $1 million of download and other digital declines. U.S. Recorded Music artist services and expanded-rights revenue increased $23 million primarily driven by higher merchandising and advertising revenues. Increases are also attributable to the increase in U.S. Recorded Music physical revenue of $23 million from higher sales due to the success of new releases, an increased demand for vinyl products and

COVID disruption in the prior-year quarter. The increase in licensing revenue of $1 million is due to higher synchronization activity. U.S. Music Publishing revenue increased by $24 million, or 26%, to $115 million for the three months ended December 31, 2021 from $91 million for the three months ended December 31, 2020. This was primarily driven by the increase in U.S. Music Publishing of $16 million in digital revenue due to the continued growth in streaming services, including emerging streaming platforms, and timing of new digital deals, partially offset by a shift in the collection of writer’s share of U.S. digital performance income from certain digital service providers. U.S. Music Publishing streaming revenue increased by $16 million, or 29%. The increase in synchronization revenue of $7 million is due to higher television, motion picture and commercial income and COVID disruption in the prior-year quarter. Mechanical revenue increased by $1 million and performance revenue remained constant.
International revenue increased by $128 million, or 17%, to $892 million for the three months ended December 31, 2021 from $764 million for the three months ended December 31, 2020. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $144 million, or 19%. International Recorded Music revenue increased by $98 million primarily due to increases in digital revenue of $63 million, artist services and expanded-rights revenue of $29 million and licensing revenue of $8 million, partially offset by the decrease in physical revenue of $2 million. International Recorded Music digital revenue increased due to a $63 million, or 18%, increase in streaming revenue. International Recorded Music artist services and expanded-rights revenue increased by $29 million reflecting an increase in concert promotion and merchandise revenue, both of which were disrupted by COVID in the prior-year quarter, partially offset by the unfavorable impact of foreign currency exchange rates of $6 million. International Recorded Music licensing revenue increased by $8 million primarily due to other licensing revenue as businesses continued to recover from COVID disruption. International Recorded Music physical revenue decreased by $2 million primarily driven by an unfavorable impact of foreign currency exchange rates. International Music Publishing revenue increased from the prior-year quarter by $30 million, or 36%, to $114 million for the three months ended December 31, 2021 from $84 million for the three months ended December 31, 2020. This was primarily driven by the increase in digital revenue of $18 million, performance revenue of $8 million, mechanical revenue of $2 million and synchronization revenue of $2 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services, including emerging streaming platforms, and timing of new digital deals. International Music Publishing streaming revenue increased by $19 million, or 50%, partially offset by $1 million of download and other digital declines. Performance revenue increased as businesses continued to recover from COVID disruption. Mechanical revenue increased as businesses continued to recover from COVID disruption and from strong physical sales. Higher synchronization revenue is primarily driven by higher motion picture and commercial income and COVID disruption in the prior-year quarter.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$493	$425	$68	16%
Product costs	325	261	64	25%
Total cost of revenues	$818	$686	$132	19%
Artist and repertoire costs increased by $68 million, to $493 million for the three months ended December 31, 2021 from $425 million for the three months ended December 31, 2020. Artist and repertoire costs as a percentage of revenue decreased to 31% for the three months ended December 31, 2021 from 32% for the three months ended December 31, 2020, primarily due to timing of artist and repertoire investments.
Product costs increased by $64 million, to $325 million for the three months ended December 31, 2021 from $261 million for the three months ended December 31, 2020. Product costs as a percentage of revenue remained constant at 20% for each of the three months ended December 31, 2021 and December 31, 2020.

Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$242	$189	$53	28%
Selling and marketing expense	214	178	36	20%
Distribution expense	41	34	7	21%
Total selling, general and administrative expense	$497	$401	$96	24%
______________________________________
(1)Includes depreciation expense of $21 million and $19 million for the three months ended December 31, 2021 and December 31, 2020, respectively.
Total selling, general and administrative expense increased by $96 million, or 24%, to $497 million for the three months ended December 31, 2021 from $401 million for the three months ended December 31, 2020. Expressed as a percentage of revenue, selling, general and administrative expense increased to 31% for the three months ended December 31, 2021 from 30% for the three months ended December 31, 2020. This is primarily due to higher non-cash stock-based compensation and other related expenses from a one-time equity grant and the timing of expense recognition for new annual equity grants in the quarter of $18 million.
General and administrative expense increased by $53 million to $242 million for the three months ended December 31, 2021 from $189 million for the three months ended December 31, 2020. The increase in general and administrative expense was mainly due to higher non-cash stock-based compensation and other related expenses from a one-time equity grant and the timing of expense recognition for new annual equity grants in the quarter of $18 million, increased employee related costs, including the impact of the additional week, unfavorable movements in foreign currency exchange rates of $10 million and increased expenses related to transformation initiatives and acquisition transaction costs. Expressed as a percentage of revenue, general and administrative expense increased to 15% for the three months ended December 31, 2021 from 14% for the three months ended December 31, 2020 due to the factors described above.
Selling and marketing expense increased by $36 million, or 20%, to $214 million for the three months ended December 31, 2021 from $178 million for the three months ended December 31, 2020. Expressed as a percentage of revenue, selling and marketing expense remained constant at 13% for each of the three months ended December 31, 2021 and December 31, 2020.
Distribution expense was $41 million for the three months ended December 31, 2021 and $34 million the three months ended December 31, 2020. Expressed as a percentage of revenue, distribution expense remained constant at 3% for each of the three months ended December 31, 2021 and December 31, 2020.

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

	For the Three Months Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$187	$98	$89	91%
Income attributable to noncontrolling interest	1	1	—	—%
Net income	188	99	89	90%
Income tax expense	75	35	40	—%
Income before income taxes	263	134	129	96%
Other (income) expense	(54)	31	(85)	—%
Interest expense, net	30	31	(1)	-3%
Operating income	239	196	43	22%
Amortization expense	60	52	8	15%
Depreciation expense	21	19	2	11%
OIBDA	$320	$267	$53	20%
OIBDA
OIBDA increased by $53 million to $320 million for the three months ended December 31, 2021 as compared to $267 million for the three months ended December 31, 2020 as a result of higher revenues, partially offset by higher cost of revenues and selling, general and administrative expenses. Expressed as a percentage of total revenue, OIBDA margin remained constant at 20% for each of the three months ended December 31, 2021 and December 31, 2020 due to strong operating performance, which was offset by growth of lower-margin COVID-impacted revenue streams and increase in non-cash stock-based compensation and other related expenses as described above.
Depreciation expense
Our depreciation expense increased by $2 million, or 11%, to $21 million for the three months ended December 31, 2021 from $19 million for the three months ended December 31, 2020. The increase is primarily due to an increase in IT capital spending and assets being placed into service.
Amortization expense
Our amortization expense increased by $8 million, or 15%, to $60 million for the three months ended December 31, 2021 from $52 million for the three months ended December 31, 2020. The increase is primarily due to an increase in amortizable intangible assets primarily related to the acquisition of music-related assets.
Operating income
Our operating income increased by $43 million to $239 million for the three months ended December 31, 2021 from $196 million for the three months ended December 31, 2020. The increase in operating income was due to the factors that led to the increase in OIBDA, partially offset by higher depreciation and amortization as noted above.
Interest expense, net
Our interest expense, net, decreased to $30 million for the three months ended December 31, 2021 from $31 million for the three months ended December 31, 2020 due to lower interest rates resulting from debt refinancing, partially offset by a higher principal balance due to the issuance of senior secured notes.
Other (income) expense
Other income for the three months ended December 31, 2021 primarily includes foreign currency gains on our Euro-denominated debt of $31 million, unrealized gains of $8 million on the mark-to-market of equity investments, currency exchange gains on our intercompany loans of $6 million and unrealized gains on hedging activity of $4 million. This compares to foreign currency loss on our Euro-denominated debt of $41 million, aggregate realized and unrealized losses on hedging activity of $5 million and currency exchange losses on our intercompany loans of $2 million, partially offset by an unrealized gain of $14 million on the mark-to-market of an equity investment for the three months ended December 31, 2020.
Income tax expense
Our income tax expense increased by $40 million to $75 million for the three months ended December 31, 2021 from $35 million for the three months ended December 31, 2020. The change of $40 million in income tax expense is due to the impact of higher pre-tax income in the current-year quarter.
Net income
Net income increased by $89 million to $188 million for the three months ended December 31, 2021 from $99 million for the three months ended December 31, 2020 as a result of the factors described above.
Noncontrolling interest
There was $1 million of income attributable to noncontrolling interest for each of the three months ended December 31, 2021 and December 31, 2020.
Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Recorded Music
Revenues	$1,386	$1,161	$225	19%
Operating income	276	223	53	24%
OIBDA	330	269	61	23%
Music Publishing
Revenues	229	175	54	31%
Operating income	32	18	14	78%
OIBDA	54	39	15	38%
Corporate expenses and eliminations
Revenue eliminations	(1)	(1)	—	—%
Operating loss	(69)	(45)	(24)	53%
OIBDA loss	(64)	(41)	(23)	56%
Total
Revenues	1,614	1,335	279	21%
Operating income	239	196	43	22%
OIBDA	320	267	53	20%
Recorded Music
Revenues
Recorded Music revenue increased by $225 million, or 19%, to $1,386 million for the three months ended December 31, 2021 from $1,161 million for the three months ended December 31, 2020. Adjusted for the benefit of the additional week and the impact of the new deal with one of our digital partners, Recorded Music revenue was up 16%. U.S. Recorded Music revenues were $608 million and $481 million, or 44% and 41% of consolidated Recorded Music revenues, for the three months ended December 31, 2021 and December 31, 2020, respectively. International Recorded Music revenues were $778 million and $680 million, or 56% and 59% of consolidated Recorded Music revenues, for the three months ended December 31, 2021 and December 31, 2020, respectively.
The overall increase in Recorded Music revenue was mainly driven by increases in digital, artist services and expanded-rights, physical and licensing revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$343	$313	$30	10%
Product costs	325	261	64	25%
Total cost of revenues	$668	$574	$94	16%
Recorded Music cost of revenues increased by $94 million, or 16%, to $668 million for the three months ended December 31, 2021 from $574 million for the three months ended December 31, 2020. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 25% for the three months ended December 31, 2021 from 27% for the three months ended December 31, 2020. The decrease is primarily attributable to revenue mix and timing of artist and repertoire investments. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 23% for the three months ended December 31, 2021 from 22% for the three months ended December 31, 2020. The overall increase as a percentage of revenue primarily relates to revenue mix due to an increase in lower-margin artist services and expanded-rights revenue.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$151	$122	$29	24%
Selling and marketing expense	210	175	35	20%
Distribution expense	41	34	7	21%
Total selling, general and administrative expense	$402	$331	$71	21%
______________________________________
(1)Includes depreciation expense of $14 million and $13 million for the three months ended December 31, 2021 and December 31, 2020, respectively.
Recorded Music selling, general and administrative expense increased by $71 million, or 21%, to $402 million for the three months ended December 31, 2021 from $331 million for the three months ended December 31, 2020. The increase in general and administrative expense was primarily due to increased employee related costs, unfavorable movements in foreign currency exchange rates of $8 million and increased expenses related to acquisition transaction costs. The increase in selling and marketing expense was primarily due to increased variable marketing spend on higher revenues and new releases, increased employee related costs and higher travel expenses as limited travel resumed. The increase in distribution expense was primarily due to higher artist services and expanded-rights revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense remained constant at 29% for each of the three months ended December 31, 2021 and December 31, 2020.
Operating Income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Operating income	$276	$223	$53	24%
Depreciation and amortization	54	46	8	17%
OIBDA	$330	$269	$61	23%
Recorded Music OIBDA increased by $61 million to $330 million for the three months ended December 31, 2021 from $269 million for the three months ended December 31, 2020 as a result of higher revenues, partially offset by higher costs of revenue and selling, general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin increased to 24% for the three months ended December 31, 2021 from 23% for the three months ended December 31, 2020 due to strong operating performance, partially offset by growth of lower-margin COVID-impacted revenue streams in the quarter.

Recorded Music operating income increased by $53 million to $276 million for the three months ended December 31, 2021 from $223 million for the three months ended December 31, 2020 due to the factors that led to the increase in Recorded Music OIBDA noted above, partially offset by higher depreciation from new assets placed into service and an increase in amortizable intangible assets related to the acquisition of music-related assets.
Music Publishing
Revenues
Music Publishing revenues increased by $54 million, or 31%, to $229 million for the three months ended December 31, 2021 from $175 million for the three months ended December 31, 2020. U.S. Music Publishing revenues were $115 million and $91 million, or 50% and 52% of consolidated Music Publishing revenues, for the three months ended December 31, 2021 and December 31, 2020, respectively. International Music Publishing revenues were $114 million and $84 million, or 50% and 48% of consolidated Music Publishing revenues, for the three months ended December 31, 2021 and December 31, 2020, respectively.
The overall increase in Music Publishing revenue was driven by growth across all revenue types, including digital, synchronization, performance and mechanical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Artist and repertoire costs	$151	$113	$38	34%
Total cost of revenues	$151	$113	$38	34%
Music Publishing cost of revenues increased by $38 million, or 34%, to $151 million for the three months ended December 31, 2021 from $113 million for the three months ended December 31, 2020. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 66% for the three months ended December 31, 2021 from 65% for the three months ended December 31, 2020 primarily attributable to revenue mix.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative expense (1)	$25	$24	$1	4%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$26	$25	$1	4%
______________________________________
(1)Includes depreciation expense of $2 million and $2 million for the three months ended December 31, 2021 and December 31, 2020, respectively.
Music Publishing selling, general and administrative expense increased by $1 million, or 4%, to $26 million for the three months ended December 31, 2021 from $25 million for the three months ended December 31, 2020. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 11% for the three months ended December 31, 2021 from 14% for the three months ended December 31, 2020.

Operating Income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Operating income	$32	$18	$14	78%
Depreciation and amortization	22	21	1	5%
OIBDA	$54	$39	$15	38%
Music Publishing OIBDA increased by $15 million, or 38%, to $54 million for the three months ended December 31, 2021 from $39 million for the three months ended December 31, 2020. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin increased to 24% for the three months ended December 31, 2021 from 22% for the three months ended December 31, 2020. The increase was due to strong operating performance.
Music Publishing operating income increased by $14 million to $32 million for the three months ended December 31, 2021 from $18 million for the three months ended December 31, 2020 due to the factors that led to the increase in Music Publishing OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $24 million for the three months ended December 31, 2021 to $69 million from $45 million for the three months ended December 31, 2020, which primarily includes the increase in non-cash stock-based compensation and other related expenses from a one-time equity grant and the timing of expense recognition for new annual equity grants in the quarter of $16 million, expenses related to transformation initiatives and the impact of the additional week in the current-year quarter.
Our OIBDA loss from corporate expenses and eliminations increased by $23 million for the three months ended December 31, 2021 to $64 million from $41 million for the three months ended December 31, 2020 due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at December 31, 2021
At December 31, 2021, we had $3.846 billion of debt (which is net of $46 million of premiums, discounts and deferred financing costs), $450 million of cash and equivalents (net debt of $3.396 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $153 million of Warner Music Group Corp. equity. This compares to $3.346 billion of debt (which is net of $37 million of premiums, discounts and deferred financing costs), $499 million of cash and equivalents (net debt of $2.847 billion) and $31 million of Warner Music Group Corp. equity at September 30, 2021.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the three months ended December 31, 2021 and December 31, 2020 are unaudited and have been derived from our consolidated interim financial statements included elsewhere herein.

	Three Months Ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities	$129	$169
Investing activities	(624)	(343)
Financing activities	448	178
Operating Activities
Cash provided by operating activities was $129 million for the three months ended December 31, 2021 as compared with cash provided by operating activities of $169 million for the three months ended December 31, 2020. The $40 million decrease in cash provided by operating activities was primarily due to continued A&R investment, the timing of digital advances and the seasonal increase in outstanding receivables, driving a use of cash from working capital, partially offset by an increase in OIBDA and a source of cash from the timing of royalty payments.
Investing Activities
Cash used in investing activities was $624 million for the three months ended December 31, 2021 as compared with cash used in investing activities of $343 million for the three months ended December 31, 2020. The $624 million of cash used in investing activities in the three months ended December 31, 2021 consisted of $425 million relating to investments and acquisitions of businesses and $165 million to acquire music-related assets, a portion of which was debt-financed, and $34 million relating to capital expenditures. The $343 million of cash used in investing activities in the three months ended December 31, 2020 consisted of $1 million relating to investments, $18 million relating to capital expenditures and $324 million to acquire music publishing rights and recorded music catalogs, a portion of which was debt-financed.
Financing Activities
Cash provided by financing activities was $448 million for the three months ended December 31, 2021 as compared with cash provided by financing activities of $178 million for the three months ended December 31, 2020. The $448 million of cash provided by financing activities for the three months ended December 31, 2021 consisted of proceeds from debt issuance of $535 million, which was used to fund the acquisition of a business and music-related assets, partially offset by dividends paid of $78 million, deferred financing costs of $4 million, cash paid to settle contingent consideration of $4 million and distributions to noncontrolling interest holders of $1 million. The $178 million of cash provided by financing activities for the three months ended December 31, 2020 consisted of proceeds from debt issuance of $244 million which was used to fund the acquisition of music publishing rights and recorded music catalogs, partially offset by dividends paid of $62 million, deferred financing costs of $3 million and distributions to noncontrolling interest holders of $1 million.
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
We are continuing our financial transformation initiative, launched in August 2019, to upgrade our information technology and finance infrastructure, including related systems and processes, for which we currently expect upfront costs to be approximately $160 million, which includes capital expenditures of approximately $65 million. There has been a slight delay in the timing of the transformation initiative as a result of the ongoing effects of COVID-19, but it is still expected to be delivered by the end of fiscal year 2022. Annualized run-rate savings from the financial transformation initiative are expected to be between approximately $35 million and $40 million once fully implemented starting in fiscal year 2023. We expect that our primary sources of liquidity will be sufficient to fund these expenditures.
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BB+ in July 2021 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba3 in 2020. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 3.2% as of December 31, 2021. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
3.750% Senior Secured Notes Offering
On November 24, 2021, Acquisition Corp. issued and sold $540 million of 3.750% Senior Secured Notes due 2029 (the “Notes”). Interest on the Notes will accrue at the rate of 3.750% per annum and will be payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2022.
The proceeds of the issuance and sale of the aforementioned Notes were used to fund the acquisition of a business and music-related assets for aggregate cash consideration of $525 million.
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
Acquisition Corp. is the borrower under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $300 million and includes a $90 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) plus 1.875% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving LIBOR plus 1.00% per annum, plus, in each case, 0.875% per annum; provided that, for each of clauses (i) and (ii), the applicable margin with respect to such loans is subject to adjustment upon achievement of certain leverage ratios as set forth in a leverage-based pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio

of 3.08x at December 31, 2021, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement).
Existing Debt as of December 31, 2021
As of December 31, 2021, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2028	1,145
2.750% Senior Secured Notes due 2028 (€325 face amount)	368
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	504
3.000% Senior Secured Notes due 2031	800
Total long-term debt, including the current portion	$3,892
Issuance premium less unamortized discount and unamortized deferred financing costs	(46)
Total long-term debt, including the current portion, net	$3,846
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility available at December 31, 2021, less letters of credit outstanding of approximately $7 million at December 31, 2021. There were no loans outstanding under the Revolving Credit Facility at December 31, 2021.
For further discussion of our debt agreements, see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
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
On November 9, 2021, the Company’s board of directors declared a cash dividend of $0.15 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on December 1, 2021. The Company paid an aggregate of approximately $78 million, or $0.15 per share, in cash dividends to stockholders and participating security holders for the three months ended December 31, 2021.
On February 8, 2022, the Company’s board of directors declared a cash dividend of $0.15 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on March 1, 2022 to stockholders of record as of the close of business on February 18, 2022.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of December 31, 2021.
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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended December 31, 2021, for the twelve months ended December 31, 2020 and for the three months ended December 31, 2021 and December 31, 2020. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended December 31, 2021. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended December 31,		Three Months Ended December 31,
	2021	2020	2021	2020
Net Income (Loss)	$396	$(493)	$188	$99
Income tax expense	189	53	75	35
Interest expense, net	121	125	30	31
Depreciation and amortization	316	261	81	71
Loss on extinguishment of debt (a)	22	34	—	—
Net gain on divestitures and sale of securities (b)	(3)	(1)	—	—
Restructuring costs (c)	30	20	4	3
Net hedging and foreign exchange (gains) losses (d)	(78)	104	(41)	48
Management fees (e)	—	17	—	—
Transaction costs (f)	17	76	7	—
Business optimization expenses (g)	48	37	14	8
Non-cash stock-based compensation expense (h)	62	621	23	6
Other non-cash charges (i)	8	(5)	(11)	(14)
Pro forma impact of cost savings initiatives and specified transactions (j)	79	55	19	10
Adjusted EBITDA	$1,207	$904	$389	$297
Senior Secured Indebtedness (k)	$3,721
Leverage Ratio (l)	3.08x
______________________________________
(a)Reflects loss on extinguishment of debt, primarily including tender fees and unamortized deferred financing costs.
(b)Reflects net gain on sale of securities and divestitures.
(c)Reflects severance costs and other restructuring related expenses.
(d)Reflects unrealized losses (gains) due to foreign exchange on our Euro-denominated debt, losses (gains) from hedging activities and intercompany transactions.
(e)Reflects management fees and related expenses paid to Access pursuant to the management agreement, which was terminated upon completion of the IPO in June 2020.
(f)Reflects mainly transaction and qualifying IPO costs.
(g)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $10 million and $37 million related to our finance transformation for the three and twelve months ended December 31, 2021, respectively, as well as $6 million and $27 million for the three and twelve months ended December 31, 2020, respectively.
(h)Reflects non-cash stock-based compensation expense related to the Omnibus Incentive Plan and the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market of equity investments, investment losses (gains) and other non-cash impairments.
(j)Reflects expected savings resulting from transformation initiatives and the pro forma impact of certain specified transactions for the three and twelve months ended December 31, 2021. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $31 million increase in the twelve months ended December 31, 2021 Adjusted EBITDA.
(k)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $3.846 billion and the balance of current notes payable of approximately $125 million less cash of $250 million.
(l)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of December 31, 2021 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 15 to our audited consolidated financial statements for the fiscal year ended September 30, 2021, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2021, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2021.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of December 31, 2021, the Company had outstanding hedge contracts for the sale of $317 million and the purchase of $218 million of foreign currencies at fixed rates. Subsequent to December 31, 2021, certain of our foreign exchange contracts expired.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2021, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $10 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.892 billion of principal debt outstanding at December 31, 2021, of which $1.145 billion was variable-rate debt and $2.747 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At December 31, 2021, 71% of the Company’s debt was at a fixed rate. In addition, as of December 31, 2021, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $1.145 billion of U.S. dollar-denominated variable-rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt. As a result, as of December 31, 2021, 92% of the Company’s debt was effectively at a fixed rate. As of December 31, 2021, the Company’s interest rate swaps are expected to mature within two years.
Based on the level of interest rates prevailing at December 31, 2021, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.875 billion. Further, as of December 31, 2021, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $44 million or increase the fair value of the fixed-rate debt by approximately $34 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 global pandemic. The Company will continue to monitor and assess the impact of the COVID-19 situation and our ability to maintain the design and operating effectiveness of internal controls over financial reporting.

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
ITEM 1A.    RISK FACTORS
There are no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
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
2.1*^
Agreement and Plan of Merger, dated as of December 16, 2021, by and among Warner Music Inc., MM Investment LLC, Trifecta Merger Subsidiary LLC, Buyer Representative, Theory Entertainment LLC, and Seller

10.1*†	Form of Award Agreement under Warner Music Group Corp. 2020 Omnibus Incentive Plan
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
^    Portions of this exhibit (indicated by asterisks) have been redacted in accordance with Item 601(b)(2) of Regulation S-K.
†    Identifies each management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 8, 2022

WARNER MUSIC GROUP CORP.

By:	/s/ STEPHEN COOPER
Name: Title:	Stephen Cooper Chief Executive Officer (Principal Executive Officer)

By:	/s/ LOUIS DICKLER
Name: Title:	Louis Dickler Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)