Form 10-Q
period 2022-03-31
Warner Music Group Corp.
filed 2022-05-10
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 4, 2022, there were 137,198,372 shares of Class A Common Stock and 377,650,449 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Consolidated Balance Sheets (Unaudited)

	March 31, 2022	September 30, 2021
	(in millions, except share data)
Assets
Current assets:
Cash and equivalents	$385	$499
Accounts receivable, net of allowances of $22 million and $20 million	914	839
Inventories	94	99
Royalty advances expected to be recouped within one year	437	373
Prepaid and other current assets	82	86
Total current assets	1,912	1,896
Royalty advances expected to be recouped after one year	534	457
Property, plant and equipment, net of accumulated depreciation of $452 million and $419 million	386	364
Operating lease right-of-use assets, net	253	268
Goodwill	1,922	1,830
Intangible assets subject to amortization, net	2,411	2,017
Intangible assets not subject to amortization	152	154
Deferred tax assets, net	22	31
Other assets	189	194
Total assets	$7,781	$7,211
Liabilities and Equity
Current liabilities:
Accounts payable	$320	$302
Accrued royalties	1,908	1,880
Accrued liabilities	371	461
Accrued interest	18	14
Operating lease liabilities, current	40	43
Deferred revenue	239	348
Other current liabilities	235	102
Total current liabilities	3,131	3,150
Long-term debt	3,829	3,346
Operating lease liabilities, noncurrent	269	287
Deferred tax liabilities, net	236	207
Other noncurrent liabilities	143	175
Total liabilities	$7,608	$7,165
Equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized, 137,198,372 and 122,414,827 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000,000 shares authorized, 377,650,449 and 391,970,996 issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	1	1
Additional paid-in capital	1,971	1,942
Accumulated deficit	(1,587)	(1,710)
Accumulated other comprehensive loss, net	(231)	(202)
Total Warner Music Group Corp. equity	154	31
Noncontrolling interest	19	15
Total equity	173	46
Total liabilities and equity	$7,781	$7,211
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(in millions, except share and per share data)
Revenue	$1,376	$1,250	$2,990	$2,585
Costs and expenses:
Cost of revenue	(697)	(623)	(1,515)	(1,309)
Selling, general and administrative expenses (a)	(444)	(418)	(941)	(819)
Amortization expense	(69)	(58)	(129)	(110)
Total costs and expenses	(1,210)	(1,099)	(2,585)	(2,238)
Operating income	166	151	405	347
Interest expense, net	(32)	(32)	(62)	(63)
Other (expense) income	(8)	49	46	18
Income before income taxes	126	168	389	302
Income tax expense	(34)	(51)	(109)	(86)
Net income	92	117	280	216
Less: Income attributable to noncontrolling interest	—	—	(1)	(1)
Net income attributable to Warner Music Group Corp.	$92	$117	$279	$215

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.18	$0.23	$0.53	$0.41
Class B – Basic and Diluted	$0.18	$0.22	$0.53	$0.41
Weighted average common shares:
Class A – Basic and Diluted	136,349,147	113,623,893	130,159,145	103,922,919
Class B – Basic and Diluted	378,431,527	400,705,856	384,441,906	408,669,332

(a) Includes depreciation expense:	$(20)	$(19)	$(41)	$(38)
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Net income	$92	$117	$280	$216
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(25)	(27)	(50)	7
Deferred gain on derivative financial instruments	14	3	21	6
Other comprehensive (loss) income, net of tax	(11)	(24)	(29)	13
Total comprehensive income	81	93	251	229
Less: Income attributable to noncontrolling interest	—	—	(1)	(1)
Comprehensive income attributable to Warner Music Group Corp.	$81	$93	$250	$228
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2022	2021
	(in millions)
Cash flows from operating activities
Net income	$280	$216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170	148
Unrealized (gains) losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	(57)	4
Deferred income taxes	30	14
Net loss (gain) on divestitures and investments	28	(32)
Non-cash interest expense	3	2
Non-cash stock-based compensation expense	30	21
Changes in operating assets and liabilities:
Accounts receivable, net	(82)	(4)
Inventories	1	1
Royalty advances	(123)	(53)
Accounts payable and accrued liabilities	(64)	(119)
Royalty payables	55	96
Accrued interest	4	—
Operating lease liabilities	(7)	(1)
Deferred revenue	(107)	(3)
Other balance sheet changes	12	29
Net cash provided by operating activities	173	319
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(169)	(327)
Capital expenditures	(62)	(38)
Investments and acquisitions of businesses, net of cash received	(429)	(39)
Proceeds from the sale of investments	11	—
Net cash used in investing activities	(649)	(404)
Cash flows from financing activities
Proceeds from issuance of 3.750% Senior Secured Notes due 2029	535	—
Proceeds from issuance of 3.000% Senior Secured Notes due 2031	—	244
Deferred financing costs paid	(5)	(4)
Distribution to noncontrolling interest holders	(1)	(1)
Dividends paid	(156)	(125)
Cash paid to settle contingent consideration	(4)	—
Taxes paid related to net share settlement of restricted stock units	(6)	—
Net cash provided by financing activities	363	114
Effect of exchange rate changes on cash and equivalents	(1)	6
Net (decrease) increase in cash and equivalents	(114)	35
Cash and equivalents at beginning of period	499	553
Cash and equivalents at end of period	$385	$588
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Equity (Unaudited)

Six Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2021	122,414,827	$—	391,970,996	$1	$1,942	$(1,710)	$(202)	$31	$15	$46
Net income	—	—	—	—	—	279	—	279	1	280
Other comprehensive loss, net of tax	—	—	—	—	—	—	(29)	(29)	—	(29)
Dividends ($0.30 per share)	—	—	—	—	—	(156)	—	(156)	—	(156)
Stock-based compensation expense	—	—	—	—	35	—	—	35	—	35
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Vesting of restricted stock units, net of shares withheld for employee taxes	276,565	—	—	—	(6)	—	—	(6)	—	(6)
Conversion of Class B shares to Class A shares	14,320,547	—	(14,320,547)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	186,433	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	4	4
Balance at March 31, 2022	137,198,372	$—	377,650,449	$1	$1,971	$(1,587)	$(231)	$154	$19	$173

Three Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at December 31, 2021	127,236,783	$—	387,300,086	$1	$1,973	$(1,601)	$(220)	$153	$19	$172
Net income	—	—	—	—	—	92	—	92	—	92
Other comprehensive loss, net of tax	—	—	—	—	—	—	(11)	(11)	—	(11)
Dividends ($0.15 per share)	—	—	—	—	—	(78)	—	(78)	—	(78)
Stock-based compensation expense	—	—	—	—	4	—	—	4	—	4
Vesting of restricted stock units, net of shares withheld for employee taxes	276,565	—	—	—	(6)	—	—	(6)	—	(6)
Conversion of Class B Shares to Class A shares	9,649,637	—	(9,649,637)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	35,387	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	137,198,372	$—	377,650,449	$1	$1,971	$(1,587)	$(231)	$154	$19	$173

Six Months Ended March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2020	88,578,361	$—	421,450,000	$1	$1,907	$(1,749)	$(222)	$(63)	$18	$(45)
Net income	—	—	—	—	—	215	—	215	1	216
Other comprehensive income, net of tax	—	—	—	—	—	—	13	13	—	13
Dividends ($0.24 per share)	—	—	—	—	—	(125)	—	(125)	—	(125)
Stock-based compensation expense	—	—	—	—	17	—	—	17	—	17
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3)	(3)
Exchange of Class B shares for Class A shares	19,234,103	—	(19,234,106)	—	—	—	—	—	—	—
Shares issued under the Plan	4,321,259	—	—	—	—	—	—	—	—	—
Conversion of Class B shares	4,754,626	—	(4,754,626)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	33,062	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	116,921,411	$—	397,461,268	$1	$1,924	$(1,659)	$(209)	$57	$16	$73

Three Months Ended March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at December 31, 2020	111,167,356	$—	403,184,814	$1	$1,913	$(1,713)	$(185)	$16	$17	$33
Net income	—	—	—	—	—	117	—	117	—	117
Other comprehensive loss, net of tax	—	—	—	—	—	—	(24)	(24)	—	(24)
Dividends ($0.12 per share)	—	—	—	—	—	(63)	—	(63)	—	(63)
Stock-based compensation expense	—	—	—	—	11	—	—	11	—	11
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Exchange of Class B shares for Class A shares	968,920	—	(968,920)	—	—	—	—	—	—	—
Conversion of Class B shares	4,754,626	—	(4,754,626)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	30,509	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	116,921,411	$—	397,461,268	$1	$1,924	$(1,659)	$(209)	$57	$16	$73
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
Access continues to hold all of the Class B common stock of the Company, par value $0.001 per share (“Class B Common Stock”), representing approximately 98% of the total combined voting power of the Company’s outstanding common stock and approximately 73% of the economic interest as of March 31, 2022. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ.
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022.
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
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2022 includes 53 weeks, and the fiscal year ended September 30, 2021 included 52 weeks. The additional week in fiscal year 2022 fell in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the six months ended March 31, 2022 reflect 27 weeks compared to 26 weeks for the six months ended March 31, 2021.
All references to March 31, 2022 and March 31, 2021 relate to the periods ended April 1, 2022 and March 26, 2021, respectively, and both periods include 13 weeks. For convenience purposes, the Company continues to date its second-quarter financial statements as of March 31. The fiscal year ended September 30, 2021 ended on September 24, 2021.
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
Since the IPO, a total of 527,565 shares of Class A Common Stock have been issued under the Omnibus Incentive Plan. During the three and six months ended March 31, 2022, 311,952 and 462,998 shares, respectively, were issued, both of which include common shares issued in connection with the vesting of RSUs in January 2022 as described below. During the three and six months ended March 31, 2021, 30,509 and 33,062 shares, respectively, were issued.
During the three months ended March 31, 2022, the Company satisfied the vesting of RSUs issued to employees in fiscal 2021 in connection with the IPO by issuing 276,565 shares of Class A Common Stock under the Omnibus Incentive Plan, which is net of shares used to settle employee income tax obligations.
During the six months ended March 31, 2022, an aggregate of 14,320,547 shares of Class B Common Stock were converted to Class A Common Stock. In connection with the Senior Management Free Cash Flow Plan (the “Plan”), a remaining Plan participant redeemed a portion of vested Class B equity units of the LLC holding company, WMG Management Holdings, LLC (“Management LLC”). These Class B equity units were redeemed in exchange for a total of 510,165 shares of Class B Common Stock, which shares of Class B Common Stock converted to shares of Class A Common Stock upon the exchange. Additionally, during the six months ended March 31, 2022, Access converted 13,810,382 shares of Class B Common Stock to the same number of shares of Class A Common Stock, which is reflected as a conversion of Class B Common Stock in the consolidated statements of equity for the six months ended March 31, 2022.
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
Stock-Based Compensation
The Company accounts for stock-based payments in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). Stock-based compensation consists primarily of restricted stock units (“RSUs”) granted to eligible employees and executives under the Omnibus Incentive Plan. The Company measures compensation expense for RSUs based on the fair value of the award on the date of grant. The grant date fair value is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The Company accounts for forfeitures as they occur. Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally four years except for certain one-year awards issued in connection with the IPO, which vested in January 2022.
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
The Company recognized approximately $6 million and $30 million of non-cash stock-based compensation expense for the three and six months ended March 31, 2022, respectively, of which $4 million and $26 million was recorded to additional paid-in capital, and a remaining $4 million has been classified as a share-based compensation liability as of March 31, 2022. The share-based compensation liability represents executive awards that have not yet been granted under the Omnibus Incentive Plan, where a total value is known and settlement will occur in a variable number of RSUs. During the three and six months ended March 31, 2022, $9 million was reclassified from share-based compensation liability to additional paid-in capital, representing the grant date fair value of RSUs granted which were previously classified as a share-based compensation liability as of September 30, 2021. The Company recognized approximately $15 million and $21 million of non-cash stock-based compensation expense for the three and six months ended March 31, 2021, respectively.
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendment provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified that certain optional expedients and exceptions in Topic 848 apply to derivative instruments that are affected by the discounting transition due to reference rate reform. These ASUs were effective upon issuance and may be applied prospectively to contract modifications and hedging relationships entered into or evaluated through December 31, 2022. The discontinuation of LIBOR will impact the Senior Term Loan Facility and Revolving Credit Facility as well as a pay-fixed receive-variable interest rate swap which will be outstanding as of the effective date of the discontinuation. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements, but does not expect it will have a material effect.
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the three and six months ended March 31, 2022 and 2021, respectively.
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

The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three and six months ended March 31, 2022 and 2021 (in millions, except share and per share data):

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$25	$67	$27	$90
Less: Net income attributable to participating securities	(1)	—	(1)	—
Net income attributable to common stockholders	$24	$67	$26	$90
Denominator
Weighted average shares outstanding	136,349,147	378,431,527	113,623,893	400,705,856
Basic and Diluted EPS	$0.18	$0.18	$0.23	$0.22

	Six Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$73	$206	$46	$169
Less: Net income attributable to participating securities	(4)	—	(3)	—
Net income attributable to common stockholders	$69	$206	$43	$169
Denominator
Weighted average shares outstanding	130,159,145	384,441,906	103,922,919	408,669,332
Basic and Diluted EPS	$0.53	$0.53	$0.41	$0.41
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

Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Revenue by Type
Digital	$804	$756	$1,674	$1,483
Physical	122	118	317	292
Total Digital and Physical	926	874	1,991	1,775
Artist services and expanded-rights	141	118	373	298
Licensing	80	67	169	147
Total Recorded Music	1,147	1,059	2,533	2,220
Performance	36	35	74	65
Digital	127	104	260	203
Mechanical	13	12	27	23
Synchronization	50	38	92	71
Other	4	3	6	5
Total Music Publishing	230	192	459	367
Intersegment eliminations	(1)	(1)	(2)	(2)
Total Revenues	$1,376	$1,250	$2,990	$2,585
Revenue by Geographical Location
U.S. Recorded Music	$518	$469	$1,126	$950
U.S. Music Publishing	117	96	232	187
Total U.S.	635	565	1,358	1,137
International Recorded Music	629	590	1,407	1,270
International Music Publishing	113	96	227	180
Total International	742	686	1,634	1,450
Intersegment eliminations	(1)	(1)	(2)	(2)
Total Revenues	$1,376	$1,250	$2,990	$2,585
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
Based on management’s analysis of sales returns, refund liabilities of $22 million and $23 million were established at March 31, 2022 and September 30, 2021, respectively.
Based on management’s analysis of estimated credit losses, reserves of $22 million and $20 million were established at March 31, 2022 and September 30, 2021, respectively.
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
Deferred revenue increased by $201 million during the six months ended March 31, 2022 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $207 million were recognized during the six months ended March 31, 2022 related to the balance of deferred revenue at September 30, 2021. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the six months ended March 31, 2022 and March 31, 2021, the Company recognized revenue of $43 million and $34 million, respectively, from performance obligations satisfied in previous periods.

Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts containing fixed fees, advances and minimum guarantees. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2022 are as follows:

	Rest of FY22	FY23	FY24	Thereafter	Total
	(in millions)
Remaining performance obligations	$278	$402	$145	$3	$828
Total	$278	$402	$145	$3	$828
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
The table below presents (i) the preliminary estimate of the acquisition consideration as it relates to the acquisition of 300 Entertainment and (ii) the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of December 16, 2021 (in millions):

Preliminary Purchase Price Allocation
Cash and equivalents	$2
Accounts receivable	5
Royalty advances	33
Property, plant and equipment, net	1
Operating lease right-of-use assets, net	3
Goodwill	108
Intangible assets subject to amortization, net (a)	258
Other assets	1
Accounts payable	(5)
Accrued royalties	(5)
Accrued liabilities	(1)
Operating lease liabilities, noncurrent	(3)
Total purchase price allocated	$397

______________________________________
(a)Identifiable intangible assets are comprised of the following (in millions):

Total
Recorded music catalog	$154
Artist and songwriter contracts	89
Trademarks	12
Music publishing copyrights	3
Total intangible assets acquired	$258
At March 31, 2022, the Company updated the preliminary allocation recorded at December 31, 2021 based on revised estimates of fair value, which resulted in an increase to intangible assets and a net decrease to other acquired assets and liabilities, with a corresponding decrease to goodwill. The acquisition accounting is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired, in addition to the determination of the final consideration, including the determination of the final working capital adjustment pursuant to the mechanism set forth in the Merger Agreement.
For both the three and six months ended March 31, 2022, the Company incurred costs related to this acquisition of approximately $3 million, which were expensed as incurred and recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations. Prior to the acquisition, the Company had a distribution arrangement with 300 Entertainment. The unaudited pro forma revenue and operating income as if the acquisition occurred on October 1, 2020 is not material to the Company’s reported results for the three and six months ended March 31, 2022 and March 31, 2021.
6. Comprehensive Income
Comprehensive income, which is reported in the accompanying consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax expense of approximately $7 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2021	$(174)	$(11)	$(17)	$(202)
Other comprehensive (loss) income	(50)	—	21	(29)
Balances at March 31, 2022	$(224)	$(11)	$4	$(231)
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
Among the Company’s operating leases are its leases for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London, United Kingdom. The landlord for both leases is an affiliate of Access. As of March 31, 2022, the aggregate lease liability related to these leases was $118 million.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.
The components of lease expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Lease Cost
Operating lease cost	$13	14	$27	$28
Short-term lease cost	—	—	1	1
Variable lease cost	3	3	5	5
Total lease cost	$16	$17	$33	$34
The Company incurred and recorded other occupancy expenses of $8 million and $12 million for the three and six months ended March 31, 2022, respectively, and $4 million and $8 million for the three and six months ended March 31, 2021, respectively.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended March 31,
	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$29	$29
Right-of-use assets obtained in exchange for operating lease obligations	6	8

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	September 30, 2021
	(in millions)
Operating Leases
Operating lease right-of-use assets	$253	$268

Operating lease liabilities, current	$40	$43
Operating lease liabilities, noncurrent	269	287
Total operating lease liabilities	$309	$330

Weighted Average Remaining Lease Term
Operating leases	7 years	8 years
Weighted Average Discount Rate
Operating leases	4.67%	4.69%
Maturities of lease liabilities were as follows:

Fiscal Year Ended September 30,	Operating Leases
(in millions)
2022	$25
2023	56
2024	52
2025	51
2026	44
Thereafter	137
Total lease payments	365
Less: Imputed interest	(56)
Total	$309
As of March 31, 2022, there have been no leases entered into that have not yet commenced.
8. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2021	$1,366	$464	$1,830
Acquisitions (a)	115	—	115
Other adjustments (b)	(23)	—	(23)
Balances at March 31, 2022	$1,458	$464	$1,922
______________________________________
(a)Primarily relates to the acquisition of 300 Entertainment as described in Note 5.
(b)Other adjustments during the six months ended March 31, 2022 represent foreign currency movements.
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

Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	March 31, 2022	September 30, 2021
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,344	$1,206
Music publishing copyrights	25 years	1,988	1,730
Artist and songwriter contracts	13 years	1,064	997
Trademarks	15 years	105	96
Other intangible assets	6 years	95	96
Total gross intangible asset subject to amortization		4,596	4,125
Accumulated amortization		(2,185)	(2,108)
Total net intangible assets subject to amortization		2,411	2,017
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	152	154
Total net intangible assets		$2,563	$2,171
The increase in intangible assets during the six months ended March 31, 2022 primarily relates to the acquisition of 300 Entertainment, which resulted in an increase in intangible assets as described in Note 5, and an acquisition of music-related assets within music publishing copyrights for approximately $250 million.
9. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	March 31, 2022	September 30, 2021
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2028	1,145	1,145
2.750% Senior Secured Notes due 2028 (€325 face amount)	360	381
3.750% Senior Secured Notes due 2029	540	—
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	493	522
3.000% Senior Secured Notes due 2031	800	800
Total long-term debt, including the current portion	$3,873	$3,383
Issuance premium less unamortized discount and unamortized deferred financing costs	(44)	(37)
Total long-term debt, including the current portion, net	$3,829	$3,346
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $7 million at both March 31, 2022 and September 30, 2021. There were no loans outstanding under the Revolving Credit Facility at March 31, 2022 or September 30, 2021.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of March 31, 2022 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.

The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, the covenants under the Revolving Credit Facility will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility.
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
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.06x at March 31, 2022, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 20, 2028.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is April 3, 2025.

Maturities of Senior Secured Notes
As of March 31, 2022, there are no scheduled maturities of notes until 2028, when $360 million is scheduled to mature. Thereafter, $2.368 billion is scheduled to mature.
Interest Expense, net
Total interest expense, net was $32 million and $32 million for the three months ended March 31, 2022 and 2021, respectively, and $62 million and $63 million for the six months ended March 31, 2022 and 2021, respectively. The weighted-average interest rate of the Company’s total debt was 3.3% at March 31, 2022, 3.2% at September 30, 2021 and 3.7% at March 31, 2021.
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
11. Income Taxes
For the three and six months ended March 31, 2022, the Company recorded an income tax expense of $34 million and $109 million. The income tax expense for the three and six months ended March 31, 2022 is higher than the expected tax expense at the statutory rate of 21% primarily due to U.S. state and local taxes, withholding taxes, foreign income taxed at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by a deduction against foreign derived intangible income (“FDII”).
For the three and six months ended March 31, 2021, the Company recorded an income tax expense of $51 million and $86 million, respectively. The income tax expense for the three months ended March 31, 2021 is higher than the expected tax benefit at the statutory tax rate of 21% primarily due to U.S. state and local taxes, foreign income taxes at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset, by FDII. The income tax expense for the six months ended March 31, 2021 is higher than the expected tax expense at the statutory tax rate of 21% primarily due to U.S. state and local taxes, foreign income taxes at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by FDII and excess tax benefits from the Company’s long term incentive plan.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of March 31, 2022 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
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
The Company’s hedged interest rate transactions as of March 31, 2022 are expected to be recognized within two years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 15. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. Any ineffective portion of the interest rate swaps are recognized in other income (expense) in the period measured.
The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
As of March 31, 2022, the Company had outstanding hedge contracts for the sale of $287 million and the purchase of $204 million of foreign currencies at fixed rates that will be settled by September 2022.
As of March 31, 2022, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $4 million of unrealized deferred gains in comprehensive income related to the interest rate swaps. As of September 30, 2021, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $17 million of unrealized deferred losses in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax gains of $3 million and unrealized pre-tax gains of $2 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other income for the six months ended March 31, 2022. The Company recorded realized pre-tax losses of $2 million and no unrealized pre-tax gains or losses related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the six months ended March 31, 2021.
The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the six months ended March 31, 2022 were $28 million. The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the six months ended March 31, 2021 were $8 million.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at March 31, 2022 and September 30, 2021:

	March 31, 2022 (a)	September 30, 2021 (b)
	(in millions)
Other current assets	$3	$—
Other current liabilities	(3)	—
Other noncurrent assets	8	—
Other noncurrent liabilities	—	(22)
______________________________________
(a)Includes $12 million and $10 million of foreign exchange derivative contracts which net to $3 million of current assets and $1 million of current liabilities, and $8 million and $2 million of interest rate swaps in noncurrent asset and current liability positions, respectively.
(b)Includes $22 million of interest rate swaps in noncurrent liability positions.

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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
March 31, 2022
Revenues	$1,147	$230	$(1)	$1,376
Operating income (loss)	189	38	(61)	166
Amortization of intangible assets	47	22	—	69
Depreciation of property, plant and equipment	14	1	5	20
OIBDA	250	61	(56)	255
March 31, 2021
Revenues	$1,059	$192	$(1)	$1,250
Operating income (loss)	184	22	(55)	151
Amortization of intangible assets	38	20	—	58
Depreciation of property, plant and equipment	13	1	5	19
OIBDA	235	43	(50)	228

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Six Months Ended	(in millions)
March 31, 2022
Revenues	$2,533	$459	$(2)	$2,990
Operating income (loss)	465	70	(130)	405
Amortization of intangible assets	87	42	—	129
Depreciation of property, plant and equipment	28	3	10	41
OIBDA	580	115	(120)	575
March 31, 2021
Revenues	$2,220	$367	$(2)	$2,585
Operating income (loss)	407	40	(100)	347
Amortization of intangible assets	71	39	—	110
Depreciation of property, plant and equipment	26	3	9	38
OIBDA	504	82	(91)	495

14. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $44 million and $37 million during the three months ended March 31, 2022 and 2021, respectively, and approximately $57 million and $64 million during the six months ended March 31, 2022 and 2021, respectively. The Company paid approximately $37 million and $35 million of income and withholding taxes, net of refunds, for the three months ended March 31, 2022 and 2021, respectively, and approximately $66 million and $52 million of income and withholding taxes, net of refunds, for the six months ended March 31, 2022 and 2021, respectively.
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
On February 8, 2022, the Company’s board of directors declared a cash dividend of $0.15 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on March 1, 2022. The Company paid an aggregate of approximately $78 million and $156 million, or $0.15 and $0.30 per share, in cash dividends to stockholders and participating security holders for the three and six months ended March 31, 2022, respectively.
Noncash Investment Activity
Noncash investing activities for the three months ended March 31, 2022 was approximately $125 million related to the acquisition of music publishing rights and music catalogs, net during the six months ended March 31, 2022. The corresponding notes payable balance is reflected as other current liabilities within the Company’s consolidated balance sheet at March 31, 2022.
COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a global pandemic by the World Health Organization. Government-imposed mandates limiting public assembly and restrictions on non-essential businesses have adversely impacted the Company’s operations for the three and six months ended March 31, 2022 and March 31, 2021, including touring and live events. For the three and six months ended March 31, 2022, revenues improved due to the ongoing recovery of certain COVID-19 impacted revenue streams despite a rise in COVID-19 cases associated with the Omicron variant. The continued impact of COVID-19, including increases in infection rates, new variants, renewed governmental action to slow the spread of COVID-19 and to what extent it will impact the Company’s music and related services cannot be predicted.
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
In accordance with the fair value hierarchy, described above, the following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2022 and September 30, 2021.

	Fair Value Measurements as of March 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$3	$—	$3
Other Current Liabilities:
Interest Rate Swap (e)	—	(2)	—	(2)
Foreign Currency Forward Exchange Contracts (a)	—	(1)	—	(1)
Other Noncurrent Assets:
Interest Rate Swap (e)	—	8	—	8
Equity Investments with Readily Determinable Fair Value (d)	21	—	—	21
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(11)	(11)
Total	$21	$8	$(11)	$18

	Fair Value Measurements as of September 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(4)	$(4)
Other Noncurrent Assets:
Equity Method Investment (c)	26	—	—	26
Equity Investment with Readily Determinable Fair Value (d)	37	—	—	37
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(15)	(15)
Interest Rate Swaps (e)	—	(22)	—	(22)
Total	$63	$(22)	$(19)	$22
______________________________________
(a)The fair value of foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)This represents contingent consideration related to acquisitions. This is based on a probability weighted performance approach and it is adjusted to fair value on a recurring basis and any adjustments are typically included as a component of operating income in the consolidated statements of operations. This amount was mainly calculated using unobservable inputs such as future earnings performance of the acquiree and the expected timing of payments.
(c)This represents an equity method investment which was acquired in fiscal 2019 whereby the Company elected the fair value option under ASC 825, Financial Instruments (“ASC 825”). During the three months ended March 31, 2022, this investment was sold.
(d)These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, Investments—Equity Securities, based on quoted prices in active markets.

(e)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of March 31, 2022 for contracts involving the same attributes and maturity dates.
The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2021	$(19)
Additions	(1)
Reductions	5
Payments	4
Balance at March 31, 2022	$(11)
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three and six months ended March 31, 2022 and 2021. In addition, there were no observable price changes events that were completed during the three and six months ended March 31, 2022 and 2021.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2022, the fair value of the Company’s debt was $3.652 billion. Based on the level of interest rates prevailing at September 30, 2021, the fair value of the Company’s debt was $3.412 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 (the “Quarterly Report”).
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
•Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2022 and March 31, 2021. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2022 and March 31, 2021, as well as a discussion of our financial condition and liquidity as of March 31, 2022. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
Our Recorded Music business’ operations include WMX, a next generation services division that connects artists with fans and amplifies brands in creative, immersive, and engaging ways. This division includes a rebranded WEA commercial services & marketing network (formerly Warner-Elektra-Atlantic Corporation, or WEA Corp.), which markets, distributes and sells music and video products to retailers and wholesale distributors, as well as acting as the Company’s media and creative content arm. Our business’ distribution operations also includes Alternative Distribution Alliance (“ADA”), which markets, distributes and sells the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.
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
Recent Events and Factors Affecting Results of Operations and Comparability
Fiscal Quarter End
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2022 includes 53 weeks, and the fiscal year ended September 30, 2021 included 52 weeks. The additional week in fiscal year 2022 fell in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the six months ended March 31, 2022 reflect 27 weeks compared to 26 weeks for the six months ended March 31, 2021. For the six months ended March 31, 2022, the revenue benefit of the additional week was approximately $73 million, primarily reflected in Recorded Music streaming revenue.
Russia-Ukraine Conflict
On February 24, 2022, the geopolitical situation in Eastern Europe intensified with Russia's invasion of Ukraine, and the sanctions and other measures imposed in response to this conflict have increased global economic and political uncertainty. WMG operates both its Recorded Music and Music Publishing businesses within Russia and, on March 10, 2022, the Company announced a suspension of these operations in Russia. While our operations in Russia do not constitute a material portion of our business, a significant escalation or expansion of the conflict's current scope, increased or sustained economic disruption, sanctions or countersanctions, further devaluation of the local currency or increased cyber-related disruptions could make it difficult to deliver our content, broaden inflationary costs, and have a material adverse effect on our results of operations.
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
Our results of operations, cash flows and financial condition at and for both the three and six months ended March 31, 2022 and 2021 were adversely affected by the global pandemic despite a partial recovery starting in fiscal year 2021 as businesses began to reopen and concerts and other live music resumed. For both the three and six months ended March 31, 2022 and 2021, costs recognized by the Company attributable to COVID were not significant.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Revenue by Type
Digital	$804	$756	$48	6%
Physical	122	118	4	3%
Total Digital and Physical	926	874	52	6%
Artist services and expanded-rights	141	118	23	19%
Licensing	80	67	13	19%
Total Recorded Music	1,147	1,059	88	8%
Performance	36	35	1	3%
Digital	127	104	23	22%
Mechanical	13	12	1	8%
Synchronization	50	38	12	32%
Other	4	3	1	33%
Total Music Publishing	230	192	38	20%
Intersegment eliminations	(1)	(1)	—	—%
Total Revenues	$1,376	$1,250	$126	10%
Revenue by Geographical Location
U.S. Recorded Music	$518	$469	$49	10%
U.S. Music Publishing	117	96	21	22%
Total U.S.	635	565	70	12%
International Recorded Music	629	590	39	7%
International Music Publishing	113	96	17	18%
Total International	742	686	56	8%
Intersegment eliminations	(1)	(1)	—	—%
Total Revenues	$1,376	$1,250	$126	10%
Total Revenues
Total revenues increased by $126 million, or 10%, to $1,376 million for the three months ended March 31, 2022 from $1,250 million for the three months ended March 31, 2021. Consistent with the prior quarter, the quarter included the impact of a new deal with one of our digital partners affecting Recorded Music streaming revenue. Adjusting for this item, total revenue was up 13%. The increase includes $34 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenue for the three months ended March 31, 2022, respectively, and 85% and 15% of total revenue for the three months ended March 31, 2021, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 46% and 54% of total revenues for the three months ended March 31, 2022, respectively, and 45% and 55% of total revenues for the three months ended March 31, 2021, respectively.

Total digital revenues after intersegment eliminations increased by $71 million, or 8%, to $931 million for the three months ended March 31, 2022 from $860 million for the three months ended March 31, 2021. Total streaming revenue increased 9% driven by growth across Recorded Music and Music Publishing, including revenue from emerging streaming platforms. Total digital revenues represented 68% and 69% of consolidated revenues for the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease in digital revenues as a percentage of total revenue is due to the partial recovery of artist services and expanded-rights revenue, which was impacted by COVID in the prior-year quarter, as well as continued growth of licensing and synchronization revenue in the quarter. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2022 were comprised of U.S. revenues of $457 million and international revenues of $474 million, respectively, or 49% and 51% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2021 were comprised of U.S. revenues of $432 million and international revenues of $428 million, respectively, or 50% of total digital revenues for each of U.S. and international revenues.
Recorded Music revenues increased by $88 million, or 8%, to $1,147 million for the three months ended March 31, 2022 from $1,059 million for the three months ended March 31, 2021. Adjusted for the impact of the new deal with one of our digital partners, Recorded Music revenue was up 12%. The increase includes $29 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $518 million and $469 million, or 45% and 44% of consolidated Recorded Music revenues, for the three months ended March 31, 2022 and March 31, 2021, respectively. International Recorded Music revenues were $629 million and $590 million, or 55% and 56% of consolidated Recorded Music revenues, for the three months ended March 31, 2022 and March 31, 2021, respectively.
The overall increase in Recorded Music revenue was driven by increases across all revenue types, including digital, artist services and expanded-rights, licensing and physical revenues. Digital revenue increased by $48 million as a result of the continued growth in streaming services and strength of releases including current year release from Ed Sheeran and Silk Sonic as well as carryover success from Michael Bublé, Dua Lipa and Ed Sheeran. Revenue from streaming services grew by $54 million, or 7%, to $776 million for the three months ended March 31, 2022 from $722 million for the three months ended March 31, 2021. Adjusted for the impact of the new deal with one of our digital partners, Recorded Music streaming revenue was up 12%. Streaming revenue growth was partially offset by an unfavorable impact of foreign currency exchange rates of $16 million, or 2%, and a decline in download and other digital revenues of $6 million, or 18%, to $28 million for the three months ended March 31, 2022 from $34 million for the three months ended March 31, 2021 due to the continued shift to streaming services. Artist services and expanded-rights revenue increased by $23 million primarily due to higher merchandising revenue and touring activity, both of which were disrupted by COVID in the prior-year quarter, partially offset by an unfavorable impact of foreign currency exchange rates of $5 million. Licensing revenue increased by $13 million, mainly due to higher synchronization revenue. Physical revenue increased by $4 million, primarily from an increased demand for vinyl products, partially offset by an unfavorable impact of foreign currency exchange rates of $5 million.
Music Publishing revenues increased by $38 million, or 20%, to $230 million for the three months ended March 31, 2022 from $192 million for the three months ended March 31, 2021. U.S. Music Publishing revenues were $117 million and $96 million, or 51% and 50% of consolidated Music Publishing revenues, for the three months ended March 31, 2022 and March 31, 2021, respectively. International Music Publishing revenues were $113 million and $96 million, or 49% and 50% of consolidated Music Publishing revenues, for the three months ended March 31, 2022 and March 31, 2021, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases across all revenue types, specifically growth in digital revenue of $23 million, or 22%, synchronization revenue of $12 million, performance revenue of $1 million and mechanical revenue of $1 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services, including emerging streaming platforms, and timing of new digital deals, partially offset by a shift in the collection of certain writer’s share income from certain digital service providers. This change has no impact on Music Publishing OIBDA, but results in a slight improvement to OIBDA margin. Revenue from streaming services grew by $20 million, or 20%, to $122 million for the three months ended March 31, 2022 from $102 million for the three months ended March 31, 2021. The increase in synchronization revenue is attributable to higher commercial income. Performance revenue increased as bars, restaurants, concerts and live events continued to recover from COVID disruption, partially offset by an unfavorable impact of foreign currency exchange rates of $2 million. Mechanical revenue increased driven by strong physical sales.
Revenue by Geographical Location
U.S. revenue increased by $70 million, or 12%, to $635 million for the three months ended March 31, 2022 from $565 million for the three months ended March 31, 2021. U.S. Recorded Music revenue increased by $49 million, or 10%. The primary driver was the increase of U.S. Recorded Music artist services and expanded-rights revenue of $20 million, driven by higher merchandising revenues. U.S. Recorded Music digital revenue increased by $14 million, or 4%, driven by the continued growth in streaming services. U.S. Recorded Music streaming revenue increased by $18 million, or 5%, partially offset by $4 million of download and other digital declines. The increase in licensing revenue of $10 million is due to higher synchronization activity.

Increases are also attributable to the increase in U.S. Recorded Music physical revenue of $5 million from an increased demand for vinyl products. U.S. Music Publishing revenue increased by $21 million, or 22%, to $117 million for the three months ended March 31, 2022 from $96 million for the three months ended March 31, 2021. This was primarily driven by the increase in U.S. Music Publishing of $11 million in digital revenue due to the continued growth in streaming services, partially offset by a shift in the collection of writer’s share of U.S. digital performance income from certain digital service providers. U.S. Music Publishing streaming revenue increased by $11 million, or 19%. The increase in synchronization revenue of $7 million is due to higher commercial income. Performance revenue increased by $2 million and mechanical revenue remained constant.
International revenue increased by $56 million, or 8%, to $742 million for the three months ended March 31, 2022 from $686 million for the three months ended March 31, 2021. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $90 million, or 14%. International Recorded Music revenue increased by $39 million primarily due to increases in digital revenue of $34 million, artist services and expanded-rights revenue of $3 million and licensing revenue of $3 million, partially offset by the decrease in physical revenue of $1 million. International Recorded Music digital revenue increased due to a $36 million, or 10%, increase in streaming revenue, which was partially offset by an unfavorable impact of foreign currency exchange rates of $16 million. International Recorded Music artist services and expanded-rights revenue increased by $3 million reflecting an increase in concert promotion, which was disrupted by COVID in the prior-year quarter, partially offset by the unfavorable impact of foreign currency exchange rates of $5 million. International Recorded Music licensing revenue increased by $3 million primarily due to synchronization revenue. International Recorded Music physical revenue decreased by $1 million primarily driven by an unfavorable impact of foreign currency exchange rates. International Music Publishing revenue increased from the prior-year quarter by $17 million, or 18%, to $113 million for the three months ended March 31, 2022 from $96 million for the three months ended March 31, 2021. This was primarily driven by the increase in digital revenue of $12 million, synchronization revenue of $5 million and mechanical revenue of $1 million, partially offset by the decrease in performance revenue of $1 million. International Music Publishing streaming revenue increased by $9 million, or 20%, and download and other digital increased by $3 million. Higher synchronization revenue is primarily driven by higher commercial income. Mechanical revenue increased driven by strong physical sales. Performance revenue decreased primarily driven by an unfavorable impact of foreign currency exchange rates, which offset continued recovery from COVID disruption.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$448	$419	$29	7%
Product costs	249	204	45	22%
Total cost of revenues	$697	$623	$74	12%
Artist and repertoire costs increased by $29 million, to $448 million for the three months ended March 31, 2022 from $419 million for the three months ended March 31, 2021. Artist and repertoire costs as a percentage of revenue decreased to 33% for the three months ended March 31, 2022 from 34% for the three months ended March 31, 2021, primarily due to revenue mix.
Product costs increased by $45 million, to $249 million for the three months ended March 31, 2022 from $204 million for the three months ended March 31, 2021. Product costs as a percentage of revenue increased to 18% for the three months ended March 31, 2022 from 16% for the three months ended March 31, 2021. The overall increase as a percentage of revenue is due to revenue mix, primarily increases in artist services and expanded rights revenue.

Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$229	$217	$12	6%
Selling and marketing expense	189	176	13	7%
Distribution expense	26	25	1	4%
Total selling, general and administrative expense	$444	$418	$26	6%
______________________________________
(1)Includes depreciation expense of $20 million and $19 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Total selling, general and administrative expense increased by $26 million, or 6%, to $444 million for the three months ended March 31, 2022 from $418 million for the three months ended March 31, 2021. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 32% for the three months ended March 31, 2022 from 33% for the three months ended March 31, 2021. This is primarily due to lower non-cash stock-based compensation and other related expenses of $9 million, as a result of equity awards becoming fully vested.
General and administrative expense increased by $12 million to $229 million for the three months ended March 31, 2022 from $217 million for the three months ended March 31, 2021. The increase in general and administrative expense was mainly due to increased employee related costs and increased expenses related to transformation initiatives and acquisition transaction costs, partially offset by lower non-cash stock-based compensation and other related expenses of $9 million, as a result of equity awards becoming fully vested. Expressed as a percentage of revenue, general and administrative expense remained constant at 17% for each of the three months ended March 31, 2022 and March 31, 2021.
Selling and marketing expense increased by $13 million, or 7%, to $189 million for the three months ended March 31, 2022 from $176 million for the three months ended March 31, 2021. Expressed as a percentage of revenue, selling and marketing expense remained constant at 14% for each of the three months ended March 31, 2022 and March 31, 2021.
Distribution expense was $26 million for the three months ended March 31, 2022 and $25 million for the three months ended March 31, 2021. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the three months ended March 31, 2022 and March 31, 2021.

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

	For the Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$92	$117	$(25)	-21%
Income attributable to noncontrolling interest	—	—	—	—%
Net income	92	117	(25)	-21%
Income tax expense	34	51	(17)	-33%
Income before income taxes	126	168	(42)	-25%
Other expense (income)	8	(49)	57	—%
Interest expense, net	32	32	—	—%
Operating income	166	151	15	10%
Amortization expense	69	58	11	19%
Depreciation expense	20	19	1	5%
OIBDA	$255	$228	$27	12%
OIBDA
OIBDA increased by $27 million to $255 million for the three months ended March 31, 2022 as compared to $228 million for the three months ended March 31, 2021 as a result of higher revenues, partially offset by higher cost of revenues and selling, general and administrative expenses. Expressed as a percentage of total revenue, OIBDA margin increased to 19% for the three months ended March 31, 2022 from 18% for the three months ended March 31, 2021 due to strong operating performance and a decrease in non-cash stock-based compensation and other related expenses as described above, which was partially offset by growth of lower-margin revenue streams.
Depreciation expense
Our depreciation expense increased by $1 million, or 5%, to $20 million for the three months ended March 31, 2022 from $19 million for the three months ended March 31, 2021. The increase is primarily due to an increase in IT capital spending and assets being placed into service.
Amortization expense
Our amortization expense increased by $11 million, or 19%, to $69 million for the three months ended March 31, 2022 from $58 million for the three months ended March 31, 2021. The increase is primarily due to an increase in amortizable intangible assets primarily related to the acquisition of music-related assets.
Operating income
Our operating income increased by $15 million to $166 million for the three months ended March 31, 2022 from $151 million for the three months ended March 31, 2021. The increase in operating income was due to the factors that led to the increase in OIBDA, partially offset by higher depreciation and amortization as noted above.
Interest expense, net
Our interest expense, net, remained constant at $32 million for each of the three months ended March 31, 2022 and March 31, 2021 due to lower interest rates resulting from debt refinancing, which was offset by a higher principal balance due to the issuance of senior secured notes to partially fund the acquisition of a business and music-related assets.
Other expense (income)
Other expense for the three months ended March 31, 2022 primarily includes aggregate realized and unrealized losses of $39 million on the mark-to-market of equity investments, partially offset by foreign currency gains on our Euro-denominated debt of $19 million and currency exchange gains on our intercompany loans of $11 million. This compares to foreign currency gains on our Euro-

denominated debt of $33 million and unrealized gains of $18 million on the mark-to-market of equity investments, partially offset by currency exchange losses on our intercompany loans of $3 million for the three months ended March 31, 2021.
Income tax expense
Our income tax expense decreased by $17 million to $34 million for the three months ended March 31, 2022 from $51 million for the three months ended March 31, 2021. The change of $17 million in income tax expense is primarily due to the impact of lower pre-tax income in the current-year quarter.
Net income
Net income decreased by $25 million to $92 million for the three months ended March 31, 2022 from $117 million for the three months ended March 31, 2021 as a result of the factors described above.
Noncontrolling interest
There was no income attributable to noncontrolling interest for each of the three months ended March 31, 2022 and March 31, 2021.
Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Recorded Music
Revenues	$1,147	$1,059	$88	8%
Operating income	189	184	5	3%
OIBDA	250	235	15	6%
Music Publishing
Revenues	230	192	38	20%
Operating income	38	22	16	73%
OIBDA	61	43	18	42%
Corporate expenses and eliminations
Revenue eliminations	(1)	(1)	—	—%
Operating loss	(61)	(55)	(6)	11%
OIBDA loss	(56)	(50)	(6)	12%
Total
Revenues	1,376	1,250	126	10%
Operating income	166	151	15	10%
OIBDA	255	228	27	12%
Recorded Music
Revenues
Recorded Music revenue increased by $88 million, or 8%, to $1,147 million for the three months ended March 31, 2022 from $1,059 million for the three months ended March 31, 2021. Adjusted for the impact of the new deal with one of our digital partners, Recorded Music revenue was up 12%. U.S. Recorded Music revenues were $518 million and $469 million, or 45% and 44% of consolidated Recorded Music revenues, for the three months ended March 31, 2022 and March 31, 2021, respectively. International Recorded Music revenues were $629 million and $590 million, or 55% and 56% of consolidated Recorded Music revenues, for the three months ended March 31, 2022 and March 31, 2021, respectively.
The overall increase in Recorded Music revenue was mainly driven by increases in digital, artist services and expanded-rights, licensing and physical revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$305	$295	$10	3%
Product costs	249	204	45	22%
Total cost of revenues	$554	$499	$55	11%
Recorded Music cost of revenues increased by $55 million, or 11%, to $554 million for the three months ended March 31, 2022 from $499 million for the three months ended March 31, 2021. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 27% for the three months ended March 31, 2022 from 28% for the three months ended March 31, 2021. The decrease is primarily attributable to revenue mix and timing of artist and repertoire investments. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 22% for the three months ended March 31, 2022 from 19% for the three months ended March 31, 2021. The overall increase as a percentage of revenue primarily relates to revenue mix due to an increase in lower-margin artist services and expanded-rights revenue.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$146	$141	$5	4%
Selling and marketing expense	185	172	13	8%
Distribution expense	26	25	1	4%
Total selling, general and administrative expense	$357	$338	$19	6%
______________________________________
(1)Includes depreciation expense of $14 million and $13 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Recorded Music selling, general and administrative expense increased by $19 million, or 6%, to $357 million for the three months ended March 31, 2022 from $338 million for the three months ended March 31, 2021. The increase in general and administrative expense was primarily due to increased employee related costs, partially offset by lower non-cash stock-based compensation and other related expenses of $4 million, as a result of equity awards becoming fully vested. The increase in selling and marketing expense was primarily due to increased variable marketing spend on higher revenues and new releases, increased employee related costs and higher travel expenses as limited travel resumed. The increase in distribution expense was primarily due to higher artist services and expanded-rights revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 31% for the three months ended March 31, 2022 from 32% for the three months ended March 31, 2021.
Operating Income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Operating income	$189	$184	$5	3%
Depreciation and amortization	61	51	10	20%
OIBDA	$250	$235	$15	6%
Recorded Music OIBDA increased by $15 million to $250 million for the three months ended March 31, 2022 from $235 million for the three months ended March 31, 2021 as a result of higher revenues, partially offset by higher costs of revenue and selling, general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin remained constant at 22% for each of the three months ended March 31, 2022 and March 31, 2021 due to strong operating performance and a decrease in non-cash stock-based compensation and other related expenses as described above, which was offset by growth of lower-margin revenue streams.
Recorded Music operating income increased by $5 million to $189 million for the three months ended March 31, 2022 from $184 million for the three months ended March 31, 2021 due to the factors that led to the increase in Recorded Music OIBDA noted above, partially offset by higher depreciation from new assets placed into service and an increase in amortizable intangible assets related to the acquisition of music-related assets.
Music Publishing
Revenues
Music Publishing revenues increased by $38 million, or 20%, to $230 million for the three months ended March 31, 2022 from $192 million for the three months ended March 31, 2021. U.S. Music Publishing revenues were $117 million and $96 million, or 51% and 50% of consolidated Music Publishing revenues, for the three months ended March 31, 2022 and March 31, 2021, respectively. International Music Publishing revenues were $113 million and $96 million, or 49% and 50% of consolidated Music Publishing revenues, for the three months ended March 31, 2022 and March 31, 2021, respectively.
The overall increase in Music Publishing revenue was driven by growth across all revenue types, including digital, synchronization, performance and mechanical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$144	$125	$19	15%
Total cost of revenues	$144	$125	$19	15%
Music Publishing cost of revenues increased by $19 million, or 15%, to $144 million for the three months ended March 31, 2022 from $125 million for the three months ended March 31, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 63% for the three months ended March 31, 2022 from 65% for the three months ended March 31, 2021 primarily attributable to the impact from a recent acquisition and revenue mix.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$26	$25	$1	4%
Selling and marketing expense	—	—	—	—%
Total selling, general and administrative expense	$26	$25	$1	4%
______________________________________
(1)Includes depreciation expense of $1 million and $1 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Music Publishing selling, general and administrative expense increased by $1 million, or 4%, to $26 million for the three months ended March 31, 2022 from $25 million for the three months ended March 31, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 11% for the three months ended March 31, 2022 from 13% for the three months ended March 31, 2021.

Operating Income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Operating income	$38	$22	$16	73%
Depreciation and amortization	23	21	2	10%
OIBDA	$61	$43	$18	42%
Music Publishing OIBDA increased by $18 million, or 42%, to $61 million for the three months ended March 31, 2022 from $43 million for the three months ended March 31, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin increased to 27% for the three months ended March 31, 2022 from 22% for the three months ended March 31, 2021. The increase was due to the impact from a recent acquisition, revenue mix and strong operating performance.
Music Publishing operating income increased by $16 million to $38 million for the three months ended March 31, 2022 from $22 million for the three months ended March 31, 2021 due to the factors that led to the increase in Music Publishing OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $6 million for the three months ended March 31, 2022 to $61 million from $55 million for the three months ended March 31, 2021, which primarily includes the increase in expenses related to transformation initiatives, employee related costs and professional services, partially offset by lower non-cash stock-based compensation and other related expenses of $4 million, as a result of equity awards becoming fully vested.
Our OIBDA loss from corporate expenses and eliminations increased by $6 million for the three months ended March 31, 2022 to $56 million from $50 million for the three months ended March 31, 2021 due to the operating loss factors noted above.

RESULTS OF OPERATIONS
Six Months Ended March 31, 2022 Compared with Six Months Ended March 31, 2021
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Revenue by Type
Digital	$1,674	$1,483	$191	13%
Physical	317	292	25	9%
Total Digital and Physical	1,991	1,775	216	12%
Artist services and expanded-rights	373	298	75	25%
Licensing	169	147	22	15%
Total Recorded Music	2,533	2,220	313	14%
Performance	74	65	9	14%
Digital	260	203	57	28%
Mechanical	27	23	4	17%
Synchronization	92	71	21	30%
Other	6	5	1	20%
Total Music Publishing	459	367	92	25%
Intersegment eliminations	(2)	(2)	—	—%
Total Revenues	$2,990	$2,585	$405	16%
Revenue by Geographical Location
U.S. Recorded Music	$1,126	$950	$176	19%
U.S. Music Publishing	232	187	45	24%
Total U.S.	1,358	1,137	221	19%
International Recorded Music	1,407	1,270	137	11%
International Music Publishing	227	180	47	26%
Total International	1,634	1,450	184	13%
Intersegment eliminations	(2)	(2)	—	—%
Total Revenues	$2,990	$2,585	$405	16%
Total Revenues
Total revenues increased by $405 million, or 16%, to $2,990 million for the six months ended March 31, 2022 from $2,585 million for the six months ended March 31, 2021. Consistent with the prior quarter, the current period included an additional week, primarily reflected in Recorded Music streaming revenue. Additionally, the current period included the impact of a new deal with one of our digital partners affecting Recorded Music streaming revenue. These items were partially offsetting and, adjusting for these items, total revenue was up 15%. The increase includes $50 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 85% and 15% of total revenues for the six months ended March 31, 2022, respectively, and 86% and 14% of total revenues for the six months ended March 31, 2021, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 45% and 55% for the six months ended March 31, 2022, respectively, and 44% and 56% for the six months ended March 31, 2021, respectively.
Total digital revenues after intersegment eliminations increased by $248 million, or 15%, to $1,933 million for the six months ended March 31, 2022 from $1,685 million for the six months ended March 31, 2021. Total streaming revenue increased 16% driven by growth across Recorded Music and Music Publishing, including revenue from emerging streaming platforms. Total digital revenues represented 65% of consolidated revenues for each of the six months ended March 31, 2022 and March 31, 2021. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2022 were comprised of U.S. revenues of $971 million and international revenues of $963 million, or 50% of total digital revenues for each of U.S. and international revenues. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2021 were comprised of U.S. revenues of $850 million and international revenues of $836 million, or 50% of total digital revenues for each of U.S. and international revenues.

Recorded Music revenues increased by $313 million, or 14%, to $2,533 million for the six months ended March 31, 2022 from $2,220 million for the six months ended March 31, 2021. Adjusted for the benefit of the additional week and the impact of the new deal with one of our digital partners, Recorded Music revenue was up 14%. The increase includes $44 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $1,126 million and $950 million, or 44% and 43% of consolidated Recorded Music revenues, for the six months ended March 31, 2022 and March 31, 2021, respectively. International Recorded Music revenues were $1,407 million and $1,270 million, or 56% and 57% of consolidated Recorded Music revenues, for the six months ended March 31, 2022 and March 31, 2021, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights, physical and licensing revenues. Digital revenue increased by $191 million as a result of the continued growth in streaming services, including growth in emerging streaming platforms, strength of releases including current year release from Ed Sheeran and Silk Sonic as well as carryover success from Dua Lipa, Ed Sheeran and Michael Bublé. Revenue from streaming services grew by $198 million, or 14%, to $1,612 million for the six months ended March 31, 2022 from $1,414 million for the six months ended March 31, 2021. Adjusted for the benefit of the additional week and the impact of the new deal with one of our digital partners, Recorded Music streaming revenue was up 15%. Streaming revenue growth was partially offset by an unfavorable impact of foreign currency exchange rates of $22 million, or 2%, and a decline in download and other digital revenues of $7 million, or 10%, to $62 million for the six months ended March 31, 2022 from $69 million for the six months ended March 31, 2021 due to the continued shift to streaming services. Artist services and expanded-rights revenue increased by $75 million primarily due to higher merchandising revenue and touring activity, both of which were disrupted by COVID in the prior year, partially offset by an unfavorable impact of foreign currency exchange rates of $11 million. Physical revenue increased by $25 million, or 9%, primarily from higher sales due to the success of new releases, an increased demand for vinyl products and COVID disruption in the prior year, partially offset by an unfavorable impact of foreign currency exchange rates of $8 million. Licensing revenue increased by $22 million, mainly due to higher synchronization and other licensing revenue, as businesses began to recover from the COVID disruption.
Music Publishing revenues increased by $92 million, or 25%, to $459 million for the six months ended March 31, 2022 from $367 million for the six months ended March 31, 2021. U.S. Music Publishing revenues were $232 million and $187 million, or 51% and 51% of consolidated Music Publishing revenues, for the six months ended March 31, 2022 and March 31, 2021, respectively. International Music Publishing revenues were $227 million and $180 million, or 49% and 49% of Music Publishing revenues, for the six months ended March 31, 2022 and March 31, 2021, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $57 million, or 28%, synchronization revenue of $21 million, performance revenue of $9 million and mechanical revenue of $4 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services, including emerging streaming platforms, and timing of new digital deals, partially offset by a shift in the collection of certain writer’s share income from certain digital service providers. This change has no impact of Music Publishing OIBDA, but results in a slight improvement to OIBDA margin. Revenue from streaming services grew by $55 million, or 28%, to $251 million for the six months ended March 31, 2022 from $196 million for the six months ended March 31, 2021. The increase in synchronization revenue is attributable to higher television, motion picture and commercial income and COVID disruption in the prior year. Performance revenue increased as bars, restaurants, concerts and live events continued to recover from COVID disruption. Mechanical revenue increased as businesses continued to recover from COVID disruption and from strong physical sales.
Revenue by Geographical Location
U.S. revenue increased by $221 million, or 19%, to $1,358 million for the six months ended March 31, 2022 from $1,137 million for the six months ended March 31, 2021. U.S. Recorded Music revenue increased by $176 million, or 19%. The primary driver was the increase of U.S. Recorded Music digital revenue of $94 million driven by the continued growth in streaming services. U.S. Recorded Music streaming revenue increased by $99 million, or 14%, partially offset by $5 million of download and other digital declines. U.S. Recorded Music artist services and expanded-rights revenue increased by $43 million primarily driven by higher merchandising and advertising revenues. Increases are also attributable to the increase in U.S. Recorded Music physical revenue of $28 million from higher sales due to the success of new releases, an increased demand for vinyl products and COVID disruption in the prior year. The increase in licensing revenue of $11 million is due to higher synchronization activity. U.S. Music Publishing revenue increased by $45 million, or 24%, to $232 million for the six months ended March 31, 2022 from $187 million for the six months ended March 31, 2021. This was primarily driven by the increase in U.S. Music Publishing of $27 million in digital revenue due to the continued growth in streaming services, including emerging streaming platforms, and timing of new digital deals, partially offset by a shift in the collection of writer’s share of U.S. digital performance income from certain digital service providers. U.S. Music Publishing streaming revenue increased by $27 million, or 24%. The increase in synchronization revenue of $14 million is due to higher television, motion picture and commercial income and COVID disruption the in prior year. Performance revenue increased by $2 million and mechanical revenue increased by $1 million.

International revenue increased by $184 million, or 13%, to $1,634 million for the six months ended March 31, 2022 from $1,450 million for the six months ended March 31, 2021. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $234 million, or 17%. International Recorded Music revenue increased by $137 million primarily due to increases in digital revenue of $97 million, artist services and expanded-rights revenue of $32 million and licensing revenue of $11 million, partially offset by the decrease in physical revenue of $3 million. International Recorded Music digital revenue increased due to a $99 million, or 14%, increase in streaming services, which was partially offset by an unfavorable impact of foreign currency exchange rates of $22 million. International Recorded Music artist services and expanded-rights revenue increased by $32 million reflecting an increase in concert promotion and merchandise revenue, both of which were disrupted by COVID in the prior year, partially offset by the unfavorable impact of foreign currency exchange rates of $11 million. International Recorded Music licensing revenue increased by $11 million due to other licensing revenue as businesses began to recover from the COVID disruption and synchronization revenue. International Recorded Music physical revenue decreased by $3 million primarily driven by an unfavorable impact of foreign currency exchange rates. International Music Publishing revenue increased by $47 million, or 26%, to $227 million for the six months ended March 31, 2022 from $180 million for the six months ended March 31, 2021. This was primarily driven by the increase in digital revenue of $30 million, performance revenue of $7 million, synchronization revenue of $7 million and mechanical revenue of $3 million. International Music Publishing streaming revenue increased by $28 million, or 34%. Performance revenue increased as businesses continued to recover from COVID disruption. Higher synchronization revenue is primarily driven by higher motion picture and commercial income and COVID disruption in the prior year. Mechanical revenue increased as businesses continued to recover from COVID disruption and from strong physical sales.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$941	$844	$97	11%
Product costs	574	465	109	23%
Total cost of revenues	$1,515	$1,309	$206	16%
Artist and repertoire costs increased by $97 million, to $941 million for the six months ended March 31, 2022 from $844 million for the six months ended March 31, 2021. Artist and repertoire costs as a percentage of revenue decreased to 31% for the six months ended March 31, 2022 from 33% for the six months ended March 31, 2021, primarily due to revenue mix and timing of artist and repertoire investments.
Product costs increased by $109 million, to $574 million for the six months ended March 31, 2022 from $465 million for the six months ended March 31, 2021. Product costs as a percentage of revenue increased to 19% for the six months ended March 31, 2022 from 18% for the six months ended March 31, 2021 due to revenue mix, primarily increases in artist services and expanded rights revenue.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$471	$406	$65	16%
Selling and marketing expense	403	354	49	14%
Distribution expense	67	59	8	14%
Total selling, general and administrative expense	$941	$819	$122	15%
______________________________________
(1)Includes depreciation expense of $41 million and $38 million for the six months ended March 31, 2022 and March 31, 2021, respectively.
Total selling, general and administrative expense increased by $122 million, or 15%, to $941 million for the six months ended March 31, 2022 from $819 million for the six months ended March 31, 2021. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 31% for the six months ended March 31, 2022 from 32% for the six months ended March 31, 2021.

General and administrative expense increased by $65 million to $471 million for the six months ended March 31, 2022 from $406 million for the six months ended March 31, 2021. The increase in general and administrative expense was mainly due to increased employee related costs, including the impact of the additional week, higher non-cash stock-based compensation and other related expenses of $9 million from a one-time equity grant and the timing of expense recognition for new annual equity grants, unfavorable movements in foreign currency exchange rates of $7 million and increased expenses related to transformation initiatives and acquisition transaction costs. Expressed as a percentage of revenue, general and administrative expense remained constant at 16% for each of the six months ended March 31, 2022 and March 31, 2021.
Selling and marketing expense increased by $49 million, or 14%, to $403 million for the six months ended March 31, 2022 from $354 million for the six months ended March 31, 2021. Expressed as a percentage of revenue, selling and marketing expense decreased to 13% for the six months ended March 31, 2022 from 14% for the six months ended March 31, 2021.
Distribution expense was $67 million for the six months ended March 31, 2022 and $59 million for the six months ended March 31, 2021. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the six months ended March 31, 2022 and March 31, 2021.
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

	For the Six Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$279	$215	$64	30%
Income attributable to noncontrolling interest	1	1	—	—%
Net income	280	216	64	30%
Income tax expense	109	86	23	27%
Income before income taxes	389	302	87	29%
Other income	(46)	(18)	(28)	—%
Interest expense, net	62	63	(1)	-2%
Operating income	405	347	58	17%
Amortization expense	129	110	19	17%
Depreciation expense	41	38	3	8%
OIBDA	$575	$495	$80	16%
OIBDA
OIBDA increased by $80 million to $575 million for the six months ended March 31, 2022 as compared to $495 million for the six months ended March 31, 2021 as a result of higher revenues, partially offset by higher cost of revenues and selling, general and administrative expenses. Expressed as a percentage of total revenue, OIBDA margin remained constant at 19% for each of the six months ended March 31, 2022 and March 31, 2021 due to strong operating performance, which was offset by growth of lower-margin revenue streams.
Depreciation expense
Our depreciation expense increased by $3 million to $41 million for the six months ended March 31, 2022 from $38 million for the six months ended March 31, 2021. This increase is primarily due to an increase in IT capital spending and assets being placed into service.
Amortization expense
Our amortization expense increased by $19 million, or 17%, to $129 million for the six months ended March 31, 2022 from $110 million for the six months ended March 31, 2021. The increase is primarily due to an increase in amortizable intangible assets primarily related to the acquisition of music-related assets.

Operating income
Our operating income increased by $58 million to $405 million for the six months ended March 31, 2022 from $347 million for the six months ended March 31, 2021. The increase in operating income was due to the factors that led to the increase in OIBDA, partially offset by higher depreciation and amortization as noted above.
Interest expense, net
Our interest expense, net, decreased to $62 million for the six months ended March 31, 2022 from $63 million for the six months ended March 31, 2021 due to lower interest rates resulting from debt refinancing, partially offset by a higher principal balance due to the issuance of senior secured notes to partially fund certain music asset acquisitions.
Other income
Other income for the six months ended March 31, 2022 primarily includes foreign currency gains on our Euro-denominated debt of $50 million, currency exchange gains on our intercompany loans of $17 million and unrealized gains on hedging activity of $5 million, partially offset by aggregate realized and unrealized losses of $31 million on the mark-to-market of equity investments. This compares to unrealized gains of $32 million on the mark-to-market of equity investments, partially offset by foreign currency losses on our Euro-denominated debt of $8 million and currency exchange losses on our intercompany loans of $5 million for the six months ended March 31, 2021.
Income tax expense
Our income tax expense increased by $23 million to $109 million for the six months ended March 31, 2022 from $86 million for the six months ended March 31, 2021. The change of $23 million in income tax expense is primarily due to the impact of higher pre-tax income in the current year.
Net income
Net income increased by $64 million to $280 million for the six months ended March 31, 2022 from $216 million for the six months ended March 31, 2021 as a result of the factors described above.
Noncontrolling interest
There was $1 million of income attributable to noncontrolling interest for each of the six months ended March 31, 2022 and March 31, 2021.

Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Six Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Recorded Music
Revenues	$2,533	$2,220	$313	14%
Operating income	465	407	58	14%
OIBDA	580	504	76	15%
Music Publishing
Revenues	459	367	92	25%
Operating income	70	40	30	75%
OIBDA	115	82	33	40%
Corporate expenses and eliminations
Revenue eliminations	(2)	(2)	—	—%
Operating loss	(130)	(100)	(30)	30%
OIBDA loss	(120)	(91)	(29)	32%
Total
Revenues	2,990	2,585	405	16%
Operating income	405	347	58	17%
OIBDA	575	495	80	16%
Recorded Music
Revenues
Recorded Music revenue increased by $313 million, or 14%, to $2,533 million for the six months ended March 31, 2022 from $2,220 million for the six months ended March 31, 2021. Adjusted for the benefit of the additional week and the impact of the new deal with one of our digital partners, Recorded Music revenue was up 14%. U.S. Recorded Music revenues were $1,126 million and $950 million, or 44% and 43% of consolidated Recorded Music revenues, for the six months ended March 31, 2022 and March 31, 2021, respectively. International Recorded Music revenues were $1,407 million and $1,270 million, or 56% and 57% of consolidated Recorded Music revenues, for the six months ended March 31, 2022 and March 31, 2021, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights, physical and licensing revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$648	$608	$40	7%
Product costs	574	465	109	23%
Total cost of revenues	$1,222	$1,073	$149	14%
Recorded Music cost of revenues increased by $149 million, or 14%, to $1,222 million for the six months ended March 31, 2022 from $1,073 million for the six months ended March 31, 2021. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 26% for the six months ended March 31, 2022 from 27% for the six months ended March 31, 2021. The decrease is primarily attributable to revenue mix and timing of artist and repertoire investments. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 23% for the six months ended March 31, 2022 from 21% for the six months ended March 31, 2021. The overall increase as a percentage of revenue primarily relates to revenue mix due to an increase in lower-margin artist services and expanded-rights revenue.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$297	$263	$34	13%
Selling and marketing expense	395	347	48	14%
Distribution expense	67	59	8	14%
Total selling, general and administrative expense	$759	$669	$90	13%
______________________________________
(1)Includes depreciation expense of $28 million and $26 million for the six months ended March 31, 2022 and March 31, 2021, respectively.
Recorded Music selling, general and administrative expense increased by $90 million, or 13%, to $759 million for the six months ended March 31, 2022 from $669 million for the six months ended March 31, 2021. The increase in general and administrative expense was primarily due to increased employee related costs, the unfavorable movements in foreign currency exchange rates of $7 million and increased expenses related to acquisition transaction costs. The increase in selling and marketing expense was primarily due to increased variable marketing spend on higher revenues and new releases, increased employee related costs and higher travel expenses as limited travel resumed. The increase in distribution expense was primarily due to higher artist services and expanded-rights revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense remained constant at 30% for each of the six months ended March 31, 2022 and March 31, 2021.
Operating Income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Six Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Operating income	$465	$407	$58	14%
Depreciation and amortization	115	97	18	19%
OIBDA	$580	$504	$76	15%
Recorded Music OIBDA increased by $76 million, to $580 million for the six months ended March 31, 2022 from $504 million for the six months ended March 31, 2021 as a result of higher revenues, partially offset by higher costs of revenue and selling, general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin remained constant at 23% for each of the six months ended March 31, 2022 and March 31, 2021 due to strong operating performance, which was offset by growth of lower-margin revenue streams.
Recorded Music operating income increased by $58 million to $465 million for the six months ended March 31, 2022 from $407 million for the six months ended March 31, 2021 due to the factors that led to the increase in Recorded Music OIBDA noted above, partially offset by higher depreciation from new assets placed into service and an increase in amortizable intangible assets related to the acquisition of music-related assets.
Music Publishing
Revenues
Music Publishing revenues increased by $92 million, or 25%, to $459 million for the six months ended March 31, 2022 from $367 million for the six months ended March 31, 2021. U.S. Music Publishing revenues were $232 million and $187 million, or 51% and 51% of consolidated Music Publishing revenues, for the six months ended March 31, 2022 and March 31, 2021, respectively. International Music Publishing revenues were $227 million and $180 million, or 49% and 49% of consolidated Music Publishing revenues, for the six months ended March 31, 2022 and March 31, 2021, respectively.
The overall increase in Music Publishing revenue was driven by growth across all revenue types, including digital, synchronization, performance and mechanical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$295	$238	$57	24%
Total cost of revenues	$295	$238	$57	24%
Music Publishing cost of revenues increased by $57 million, or 24%, to $295 million for the six months ended March 31, 2022 from $238 million for the six months ended March 31, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 64% for the six months ended March 31, 2022 from 65% for the six months ended March 31, 2021, primarily attributable to revenue mix and the impact from a recent acquisition.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Six Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$51	$49	$2	4%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$52	$50	$2	4%
______________________________________
(1)Includes depreciation expense of $3 million and $3 million for the six months ended March 31, 2022 and March 31, 2021, respectively.
Music Publishing selling, general and administrative expense increased to $52 million for the six months ended March 31, 2022 from $50 million for the six months ended March 31, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 11% for the six months ended March 31, 2022 from 14% for the six months ended March 31, 2021.
Operating Income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Six Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Operating income	$70	$40	$30	75%
Depreciation and amortization	45	42	3	7%
OIBDA	$115	$82	$33	40%
Music Publishing OIBDA increased by $33 million, or 40%, to $115 million for the six months ended March 31, 2022 from $82 million for the six months ended March 31, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin increased to 25% for the six months ended March 31, 2022 from 22% for the six months ended March 31, 2021. The increase was due to revenue mix, the impact from a recent acquisition and strong operating performance.
Music Publishing operating income increased by $30 million to $70 million for the six months ended March 31, 2022 from $40 million operating income for the six months ended March 31, 2021 largely due to the factors that led to the increase in Music Publishing OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.

Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $30 million to $130 million for the six months ended March 31, 2022 from $100 million for the six months ended March 31, 2021 which primarily includes the increase in non-cash stock-based compensation and other related expenses of $12 million from a one-time equity grant and the timing of expense recognition for new annual equity grants, expenses related to transformation initiatives, employee related costs, including the impact of the additional week, and professional services.
Our OIBDA loss from corporate expenses and eliminations increased by $29 million to $120 million for the six months ended March 31, 2022 from $91 million for the six months ended March 31, 2021 due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at March 31, 2022
At March 31, 2022, we had $3.829 billion of debt (which is net of $44 million of premiums, discounts and deferred financing costs), $385 million of cash and equivalents (net debt of $3.444 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $154 million of Warner Music Group Corp. equity. This compares to $3.346 billion of debt (which is net of $37 million of premiums, discounts and deferred financing costs), $499 million of cash and equivalents (net debt of $2.847 billion) and $31 million of Warner Music Group Corp. equity at September 30, 2021.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the six months ended March 31, 2022 and March 31, 2021 are unaudited and have been derived from our consolidated interim financial statements included elsewhere herein.

	Six Months Ended March 31,
	2022	2021
Cash provided by (used in):
Operating activities	$173	$319
Investing activities	(649)	(404)
Financing activities	363	114
Operating Activities
Cash provided by operating activities was $173 million for the six months ended March 31, 2022 as compared with cash provided by operating activities of $319 million for the six months ended March 31, 2021. The $146 million decrease in cash provided by operating activities was primarily due to continued A&R investment and the timing of working capital, driving a use of cash from working capital, partially offset by an increase in OIBDA.
Investing Activities
Cash used in investing activities was $649 million for the six months ended March 31, 2022 as compared with cash used in investing activities of $404 million for the six months ended March 31, 2021. The $649 million of cash used in investing activities in the six months ended March 31, 2022 consisted of $429 million relating to investments and acquisitions of businesses, a portion of which was debt-financed, $169 million to acquire music-related assets, a portion of which was debt-financed and $62 million relating to capital expenditures, partially offset by $11 million of proceeds from the sale of investments. The $404 million of cash used in investing activities in the six months ended March 31, 2021 consisted of $39 million relating to investments, $38 million relating to capital expenditures and $327 million to acquire music-related assets, a portion of which was debt-financed.
Financing Activities
Cash provided by financing activities was $363 million for the six months ended March 31, 2022 as compared with cash provided by financing activities of $114 million for the six months ended March 31, 2021. The $363 million of cash provided by financing activities for the six months ended March 31, 2022 consisted of proceeds from debt issuance of $535 million, which was used to fund the acquisition of a business and music-related assets, partially offset by dividends paid of $156 million, taxes paid related to net share settlement of restricted stock units of $6 million, deferred financing costs of $5 million, cash paid to settle contingent consideration of $4 million and distributions to noncontrolling interest holders of $1 million. The $114 million of cash provided by financing activities for the six months ended March 31, 2021 consisted of proceeds from debt issuance of $244 million which was used to fund investments, partially offset by dividends paid of $125 million, deferred financing costs of $4 million and distributions to noncontrolling interest holders of $1 million.
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
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BB+ in July 2021 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba3 in 2020. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 3.3% as of March 31, 2022. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
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
Acquisition Corp. is the borrower under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $300 million and includes a $90 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) plus 1.875% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving LIBOR plus 1.00% per annum, plus, in each case, 0.875% per annum; provided that, for each of clauses (i) and (ii), the applicable margin with respect to such loans is subject to adjustment upon achievement of certain leverage ratios as set forth in a leverage-based pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio

of 3.06x at March 31, 2022, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement).
Existing Debt as of March 31, 2022
As of March 31, 2022, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2028	1,145
2.750% Senior Secured Notes due 2028 (€325 face amount)	360
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	493
3.000% Senior Secured Notes due 2031	800
Total long-term debt, including the current portion	$3,873
Issuance premium less unamortized discount and unamortized deferred financing costs	(44)
Total long-term debt, including the current portion, net	$3,829
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility available at March 31, 2022, less letters of credit outstanding of approximately $7 million at March 31, 2022. There were no loans outstanding under the Revolving Credit Facility at March 31, 2022.
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
On February 8, 2022, the Company’s board of directors declared a cash dividend of $0.15 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on March 1, 2022. The Company paid an aggregate of approximately $78 million and $156 million, or $0.15 and $0.30 per share, in cash dividends to stockholders and participating security holders for the three and six months ended March 31, 2022, respectively.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of March 31, 2022.
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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended March 31, 2022, for the twelve months ended March 31, 2021 and for the three months ended March 31, 2022 and March 31, 2021. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended March 31, 2022. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Net Income (Loss)	$371	$(302)	$92	$117
Income tax expense	172	116	34	51
Interest expense, net	121	124	32	32
Depreciation and amortization	328	277	89	77
Loss on extinguishment of debt (a)	22	34	—	—
Net losses (gains) on divestitures and sale of securities (b)	7	(1)	9	(1)
Restructuring costs (c)	28	21	1	3
Net hedging and foreign exchange (gains) losses (d)	(78)	82	(32)	(32)
Management fees (e)	—	14	—	—
Transaction costs (f)	9	75	(5)	3
Business optimization expenses (g)	51	34	13	10
Non-cash stock-based compensation expense (h)	53	469	6	15
Other non-cash charges (i)	56	(48)	32	(16)
Pro forma impact of cost savings initiatives and specified transactions (j)	70	48	11	9
Adjusted EBITDA	$1,210	$943	$282	$268
Senior Secured Indebtedness (k)	$3,704
Leverage Ratio (l)	3.06x
______________________________________
(a)Reflects loss on extinguishment of debt, primarily including tender fees and unamortized deferred financing costs.
(b)Reflects net losses (gains) on sale of securities and divestitures.
(c)Reflects severance costs and other restructuring related expenses.
(d)Reflects unrealized losses (gains) due to foreign exchange on our Euro-denominated debt, losses (gains) from hedging activities and intercompany transactions.
(e)Reflects management fees and related expenses paid to Access pursuant to the management agreement, which was terminated upon completion of the IPO in June 2020.
(f)Reflects mainly transaction related costs and mark-to-market adjustments of an earn-out liability related to a transaction, in addition to qualifying IPO costs.
(g)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $10 million and $39 million related to our finance transformation for the three and twelve months ended March 31, 2022, respectively, as well as $8 million and $25 million for the three and twelve months ended March 31, 2021, respectively.
(h)Reflects non-cash stock-based compensation expense related to the Omnibus Incentive Plan and the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market of equity investments, investment losses (gains) and other non-cash impairments.
(j)Reflects expected savings resulting from transformation initiatives and the pro forma impact of certain specified transactions for the three and twelve months ended March 31, 2022. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $20 million increase in the twelve months ended March 31, 2022 Adjusted EBITDA.
(k)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $3.829 billion and the balance of current notes payable of approximately $125 million less cash of $250 million.
(l)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of March 31, 2022 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
Summary
Management believes that funds generated from our operations and borrowings under the Revolving Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and the Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital formats in the recorded music and music publishing industries. It could also be affected by the severity and duration of geopolitical conflicts or natural or man-made disasters, including pandemics such as COVID-19. We and our affiliates continue to evaluate opportunities to, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire Acquisition Corp.’s outstanding debt or debt securities or repurchase our outstanding equity securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, we may seek to refinance the Senior Credit Facilities or our outstanding debt or debt securities with existing cash and/or with funds provided from additional borrowings.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 15 to our audited consolidated financial statements for the fiscal year ended September 30, 2021, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2022, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2021.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of March 31, 2022, the Company had outstanding hedge contracts for the sale of $287 million and the purchase of $204 million of foreign currencies at fixed rates. Subsequent to March 31, 2022, certain of our foreign exchange contracts expired.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2022, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $8 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.873 billion of principal debt outstanding at March 31, 2022, of which $1.145 billion was variable-rate debt and $2.728 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At March 31, 2022, 70% of the Company’s debt was at a fixed rate. In addition, as of March 31, 2022, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $1.145 billion of U.S. dollar-denominated variable-rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt. As a result, as of March 31, 2022, 92% of the Company’s debt was effectively at a fixed rate. As of March 31, 2022, the Company’s interest rate swaps are expected to mature within two years.
Based on the level of interest rates prevailing at March 31, 2022, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.652 billion. Further, as of March 31, 2022, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $18 million or increase the fair value of the fixed-rate debt by approximately $67 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees continue to work remotely due to the COVID-19 global pandemic.

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
May 10, 2022

WARNER MUSIC GROUP CORP.

By:	/s/ STEPHEN COOPER
Name: Title:	Stephen Cooper Chief Executive Officer (Principal Executive Officer)

By:	/s/ ERIC LEVIN
Name: Title:	Eric Levin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)