Form 10-Q
period 2022-06-30
Warner Music Group Corp.
filed 2022-08-09
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 3, 2022, there were 137,198,864 shares of Class A Common Stock and 377,650,449 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Consolidated Balance Sheets (Unaudited)

	June 30, 2022	September 30, 2021
	(in millions, except share data)
Assets
Current assets:
Cash and equivalents	$345	$499
Accounts receivable, net of allowances of $21 million and $20 million	970	839
Inventories	93	99
Royalty advances expected to be recouped within one year	409	373
Prepaid and other current assets	84	86
Total current assets	1,901	1,896
Royalty advances expected to be recouped after one year	500	457
Property, plant and equipment, net of accumulated depreciation of $462 million and $419 million	403	364
Operating lease right-of-use assets, net	239	268
Goodwill	1,932	1,830
Intangible assets subject to amortization, net	2,345	2,017
Intangible assets not subject to amortization	149	154
Deferred tax assets, net	22	31
Other assets	208	194
Total assets	$7,699	$7,211
Liabilities and Equity
Current liabilities:
Accounts payable	$265	$302
Accrued royalties	1,971	1,880
Accrued liabilities	395	461
Accrued interest	29	14
Operating lease liabilities, current	39	43
Deferred revenue	197	348
Other current liabilities	227	102
Total current liabilities	3,123	3,150
Long-term debt	3,785	3,346
Operating lease liabilities, noncurrent	255	287
Deferred tax liabilities, net	241	207
Other noncurrent liabilities	123	175
Total liabilities	$7,527	$7,165
Equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized, 137,198,864 and 122,414,827 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000,000 shares authorized, 377,650,449 and 391,970,996 issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	1	1
Additional paid-in capital	1,975	1,942
Accumulated deficit	(1,542)	(1,710)
Accumulated other comprehensive loss, net	(278)	(202)
Total Warner Music Group Corp. equity	156	31
Noncontrolling interest	16	15
Total equity	172	46
Total liabilities and equity	$7,699	$7,211
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except share and per share data)
Revenue	$1,432	$1,340	$4,422	$3,925
Costs and expenses:
Cost of revenue	(766)	(681)	(2,281)	(1,990)
Selling, general and administrative expenses (a)	(451)	(437)	(1,392)	(1,256)
Amortization expense	(69)	(60)	(198)	(170)
Total costs and expenses	(1,286)	(1,178)	(3,871)	(3,416)
Operating income	146	162	551	509
Loss on extinguishment of debt	—	(12)	—	(12)
Interest expense, net	(32)	(30)	(94)	(93)
Other income (expense)	50	(18)	96	—
Income before income taxes	164	102	553	404
Income tax expense	(39)	(41)	(148)	(127)
Net income	125	61	405	277
Less: Income attributable to noncontrolling interest	(1)	—	(2)	(1)
Net income attributable to Warner Music Group Corp.	$124	$61	$403	$276

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.24	$0.12	$0.77	$0.53
Class B – Basic and Diluted	$0.24	$0.12	$0.77	$0.53
Weighted average common shares:
Class A – Basic and Diluted	137,164,878	116,890,959	132,494,389	108,245,599
Class B – Basic and Diluted	377,650,449	397,461,268	382,178,087	404,933,311

(a) Includes depreciation expense:	$(18)	$(19)	$(59)	$(57)
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income	$125	$61	$405	$277
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(52)	12	(102)	19
Deferred gain on derivative financial instruments	5	3	26	9
Other comprehensive (loss) income, net of tax	(47)	15	(76)	28
Total comprehensive income	78	76	329	305
Less: Income attributable to noncontrolling interest	(1)	—	(2)	(1)
Comprehensive income attributable to Warner Music Group Corp.	$77	$76	$327	$304
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2022	2021
	(in millions)
Cash flows from operating activities
Net income	$405	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257	227
Unrealized (gains) losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	(107)	17
Deferred income taxes	37	27
Loss on extinguishment of debt	—	12
Net loss (gain) on divestitures and investments	33	(26)
Non-cash interest expense	4	3
Non-cash stock-based compensation expense	35	33
Changes in operating assets and liabilities:
Accounts receivable, net	(156)	(48)
Inventories	(2)	2
Royalty advances	(93)	(202)
Accounts payable and accrued liabilities	(103)	(62)
Royalty payables	162	172
Accrued interest	15	1
Operating lease liabilities	(6)	(3)
Deferred revenue	(145)	(27)
Other balance sheet changes	—	7
Net cash provided by operating activities	336	410
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(178)	(459)
Capital expenditures	(97)	(58)
Investments and acquisitions of businesses, net of cash received	(499)	(49)
Proceeds from the sale of investments	11	—
Net cash used in investing activities	(763)	(566)
Cash flows from financing activities
Proceeds from issuance of 3.750% Senior Secured Notes due 2029	535	—
Proceeds from issuance of 3.000% Senior Secured Notes due 2031	—	244
Proceeds from increase supplement to Senior Term Loan Facility	—	325
Repayment of 5.500% Senior Notes due 2026	—	(325)
Deferred financing costs paid	(5)	(8)
Call premiums paid on early redemption of debt	—	(8)
Distribution to noncontrolling interest holders	(5)	(6)
Dividends paid	(235)	(187)
Cash paid to settle contingent consideration	(4)	—
Taxes paid related to net share settlement of restricted stock units	(6)	—
Net cash provided by financing activities	280	35
Effect of exchange rate changes on cash and equivalents	(7)	10
Net decrease in cash and equivalents	(154)	(111)
Cash and equivalents at beginning of period	499	553
Cash and equivalents at end of period	$345	$442
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Equity (Unaudited)

Nine Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2021	122,414,827	$—	391,970,996	$1	$1,942	$(1,710)	$(202)	$31	$15	$46
Net income	—	—	—	—	—	403	—	403	2	405
Other comprehensive loss, net of tax	—	—	—	—	—	—	(76)	(76)	—	(76)
Dividends ($0.45 per share)	—	—	—	—	—	(235)	—	(235)	—	(235)
Stock-based compensation expense	—	—	—	—	39	—	—	39	—	39
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(5)	(5)
Vesting of restricted stock units, net of shares withheld for employee taxes	276,565	—	—	—	(6)	—	—	(6)	—	(6)
Conversion of Class B shares to Class A shares	14,320,547	—	(14,320,547)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	186,925	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	4	4
Balance at June 30, 2022	137,198,864	$—	377,650,449	$1	$1,975	$(1,542)	$(278)	$156	$16	$172

Three Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at March 31, 2022	137,198,372	$—	377,650,449	$1	$1,971	$(1,587)	$(231)	$154	$19	$173
Net income	—	—	—	—	—	124	—	124	1	125
Other comprehensive loss, net of tax	—	—	—	—	—	—	(47)	(47)	—	(47)
Dividends ($0.15 per share)	—	—	—	—	—	(79)	—	(79)	—	(79)
Stock-based compensation expense	—	—	—	—	4	—	—	4	—	4
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(4)	(4)
Shares issued under Omnibus Incentive Plan	492	—	—	—	—	—	—	—	—	—
Balance at June 30, 2022	137,198,864	$—	377,650,449	$1	$1,975	$(1,542)	$(278)	$156	$16	$172

Nine Months Ended June 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at September 30, 2020	88,578,361	$—	421,450,000	$1	$1,907	$(1,749)	$(222)	$(63)	$18	$(45)
Net income	—	—	—	—	—	276	—	276	1	277
Other comprehensive income, net of tax	—	—	—	—	—	—	28	28	—	28
Dividends ($0.36 per share)	—	—	—	—	—	(187)	—	(187)	—	(187)
Stock-based compensation expense	—	—	—	—	27	—	—	27	—	27
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6)	(6)
Exchange of Class B shares for Class A shares	19,234,103	—	(19,234,106)	—	—	—	—	—	—	—
Shares issued under the Plan	4,321,259	—	—	—	—	—	—	—	—	—
Conversion of Class B shares	4,754,626	—	(4,754,626)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	33,205	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	1	1
Balance at June 30, 2021	116,921,554	$—	397,461,268	$1	$1,934	$(1,660)	$(194)	$81	$14	$95

Three Months Ended June 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balance at March 31, 2021	116,921,411	$—	397,461,268	$1	$1,924	$(1,659)	$(209)	$57	$16	$73
Net income	—	—	—	—	—	61	—	61	—	61
Other comprehensive income, net of tax	—	—	—	—	—	—	15	15	—	15
Dividends ($0.12 per share)	—	—	—	—	—	(62)	—	(62)	—	(62)
Stock-based compensation expense	—	—	—	—	10	—	—	10	—	10
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3)	(3)
Shares issued under Omnibus Incentive Plan	143	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	1	1
Balance at June 30, 2021	116,921,554	$—	397,461,268	$1	$1,934	$(1,660)	$(194)	$81	$14	$95
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
Access continues to hold all of the Class B common stock of the Company, par value $0.001 per share (“Class B Common Stock”), representing approximately 98% of the total combined voting power of the Company’s outstanding common stock and approximately 73% of the economic interest as of June 30, 2022. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ.
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022.
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
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2022 includes 53 weeks, and the fiscal year ended September 30, 2021 included 52 weeks. The additional week in fiscal year 2022 fell in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the nine months ended June 30, 2022 reflect 40 weeks compared to 39 weeks for the nine months ended June 30, 2021.
All references to June 30, 2022 and June 30, 2021 relate to the periods ended July 1, 2022 and June 25, 2021, respectively, and both periods include 13 weeks. For convenience purposes, the Company continues to date its third-quarter financial statements as of June 30. The fiscal year ended September 30, 2021 ended on September 24, 2021.
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
Since the IPO, a total of 528,057 shares of Class A Common Stock have been issued under the Omnibus Incentive Plan. During the three and nine months ended June 30, 2022, 492 and 463,490 shares, respectively, were issued. During the three and nine months ended June 30, 2021, 143 and 33,205 shares, respectively, were issued.
During the nine months ended June 30, 2022, the Company satisfied the vesting of RSUs issued to employees in fiscal 2021 in connection with the IPO by issuing 276,565 shares of Class A Common Stock under the Omnibus Incentive Plan, which is net of shares used to settle employee income tax obligations.
During the nine months ended June 30, 2022, an aggregate of 14,320,547 shares of Class B Common Stock were converted to Class A Common Stock. In connection with the Senior Management Free Cash Flow Plan (the “Plan”), a remaining Plan participant redeemed a portion of vested Class B equity units of the LLC holding company, WMG Management Holdings, LLC (“Management LLC”). These Class B equity units were redeemed in exchange for a total of 510,165 shares of Class B Common Stock, which shares of Class B Common Stock converted to shares of Class A Common Stock upon the exchange. Additionally, during the nine months ended June 30, 2022, Access converted 13,810,382 shares of Class B Common Stock to the same number of shares of Class A Common Stock, which is reflected as a conversion of Class B Common Stock in the consolidated statements of equity for the nine months ended June 30, 2022.
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
The Company recognized approximately $5 million and $35 million of non-cash stock-based compensation expense for the three and nine months ended June 30, 2022, respectively, of which $4 million and $30 million was recorded to additional paid-in capital, and a remaining $5 million has been classified as a share-based compensation liability as of June 30, 2022. The share-based compensation liability represents executive awards that have not yet been granted under the Omnibus Incentive Plan, where a total value is known and settlement will occur in a variable number of RSUs. During the three and nine months ended June 30, 2022, $9 million was reclassified from share-based compensation liability to additional paid-in capital, representing the grant date fair value of RSUs granted which were previously classified as a share-based compensation liability as of September 30, 2021. The Company recognized approximately $12 million and $33 million of non-cash stock-based compensation expense for the three and nine months ended June 30, 2021, respectively.
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
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the three and nine months ended June 30, 2022 and 2021, respectively.
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

The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three and nine months ended June 30, 2022 and 2021 (in millions, except share and per share data):

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$34	$90	$15	$46
Less: Net income attributable to participating securities	(2)	—	(1)	—
Net income attributable to common stockholders	$32	$90	$14	$46
Denominator
Weighted average shares outstanding	137,164,878	377,650,449	116,890,959	397,461,268
Basic and Diluted EPS	$0.24	$0.24	$0.12	$0.12

	Nine Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$108	$295	$61	$215
Less: Net income attributable to participating securities	(5)	—	(4)	—
Net income attributable to common stockholders	$103	$295	$57	$215
Denominator
Weighted average shares outstanding	132,494,389	382,178,087	108,245,599	404,933,311
Basic and Diluted EPS	$0.77	$0.77	$0.53	$0.53
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

Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenue by Type
Digital	$801	$815	$2,475	$2,298
Physical	123	130	440	422
Total Digital and Physical	924	945	2,915	2,720
Artist services and expanded-rights	190	133	563	431
Licensing	75	74	244	221
Total Recorded Music	1,189	1,152	3,722	3,372
Performance	45	27	119	92
Digital	144	113	404	316
Mechanical	10	13	37	36
Synchronization	41	34	133	105
Other	5	2	11	7
Total Music Publishing	245	189	704	556
Intersegment eliminations	(2)	(1)	(4)	(3)
Total Revenues	$1,432	$1,340	$4,422	$3,925
Revenue by Geographical Location
U.S. Recorded Music	$515	$504	$1,641	$1,454
U.S. Music Publishing	137	90	369	277
Total U.S.	652	594	2,010	1,731
International Recorded Music	674	648	2,081	1,918
International Music Publishing	108	99	335	279
Total International	782	747	2,416	2,197
Intersegment eliminations	(2)	(1)	(4)	(3)
Total Revenues	$1,432	$1,340	$4,422	$3,925
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
Based on management’s analysis of sales returns, refund liabilities of $20 million and $23 million were established at June 30, 2022 and September 30, 2021, respectively.
Based on management’s analysis of estimated credit losses, reserves of $21 million and $20 million were established at June 30, 2022 and September 30, 2021, respectively.
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
Deferred revenue increased by $271 million during the nine months ended June 30, 2022 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $253 million were recognized during the nine months ended June 30, 2022 related to the balance of deferred revenue at September 30, 2021. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the nine months ended June 30, 2022 and June 30, 2021, the Company recognized revenue of $55 million and $57 million, respectively, from performance obligations satisfied in previous periods.

Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts containing fixed fees, advances and minimum guarantees. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2022 are as follows:

	Rest of FY22	FY23	FY24	Thereafter	Total
	(in millions)
Remaining performance obligations	$144	$429	$156	$3	$732
Total	$144	$429	$156	$3	$732
5. Acquisition of 300 Entertainment
On December 16, 2021, the Company purchased all outstanding shares of Theory Entertainment LLC d/b/a 300 Entertainment (“300 Entertainment”), an independent U.S. record label, pursuant to the terms and conditions of the merger agreement of the same date among Warner Music Inc. and MM Investment LLC, both wholly-owned subsidiaries of the Company, the Buyer Representative, Trifecta Merger Subsidiary LLC, Theory Entertainment LLC d/b/a 300 Entertainment and the Seller Representative (the “Merger Agreement”). The cash consideration paid at closing of the acquisition was approximately $397 million, which reflects the base purchase price of $400 million, adjusted for, among other items, preliminary working capital of 300 Entertainment. The final consideration paid was determined to be $394 million after the finalization of purchase price adjustments, including working capital and other items.
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
The table below presents (i) the preliminary estimate of the acquisition consideration as it relates to the acquisition of 300 Entertainment and (ii) the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of December 16, 2021 (in millions):

Preliminary Purchase Price Allocation
Cash and equivalents	$2
Accounts receivable	4
Royalty advances	19
Property, plant and equipment, net	1
Operating lease right-of-use assets, net	3
Goodwill	121
Intangible assets subject to amortization, net (a)	259
Other assets	1
Accounts payable	(5)
Accrued royalties	(7)
Accrued liabilities	(1)
Operating lease liabilities, noncurrent	(3)
Total purchase price allocated	$394

______________________________________
(a)Identifiable intangible assets are composed of the following (in millions):

Total
Recorded music catalog	$155
Artist and songwriter contracts	89
Trademarks	12
Music publishing copyrights	3
Total intangible assets acquired	$259
At June 30, 2022, the Company updated the preliminary allocation recorded at December 31, 2021 based on final consideration paid and revised estimates of fair value of assets acquired which resulted in an increase to intangible assets of approximately $26 million and a net decrease to other acquired assets and liabilities of approximately $23 million, with a corresponding net decrease to goodwill of approximately $6 million. The acquisition accounting is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired.
For the nine months ended June 30, 2022, the Company incurred costs related to this acquisition of approximately $3 million, which were expensed as incurred and recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations. Prior to the acquisition, the Company had a distribution arrangement with 300 Entertainment. The unaudited pro forma revenue and operating income as if the acquisition occurred on October 1, 2020 is not material to the Company’s reported results for the three and nine months ended June 30, 2022 and June 30, 2021.
6. Comprehensive Income
Comprehensive income, which is reported in the accompanying consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax expense of approximately $8 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2021	$(174)	$(11)	$(17)	$(202)
Other comprehensive (loss) income	(102)	—	26	(76)
Balances at June 30, 2022	$(276)	$(11)	$9	$(278)
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
Among the Company’s operating leases are its leases for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London, United Kingdom. The landlord for both leases is an affiliate of Access. As of June 30, 2022, the aggregate lease liability related to these leases was $113 million.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.
The components of lease expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Lease Cost
Operating lease cost	$13	13	$40	$41
Short-term lease cost	1	1	2	2
Variable lease cost	3	3	8	8
Total lease cost	$17	$17	$50	$51
The Company incurred and recorded other occupancy expenses of $5 million and $17 million for the three and nine months ended June 30, 2022, respectively, and $3 million and $11 million for the three and nine months ended June 30, 2021, respectively.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended June 30,
	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$44	$44
Right-of-use assets obtained in exchange for operating lease obligations	6	24

Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	September 30, 2021
	(in millions)
Operating Leases
Operating lease right-of-use assets	$239	$268

Operating lease liabilities, current	$39	$43
Operating lease liabilities, noncurrent	255	287
Total operating lease liabilities	$294	$330

Weighted Average Remaining Lease Term
Operating leases	7 years	8 years
Weighted Average Discount Rate
Operating leases	4.52%	4.69%
Maturities of lease liabilities were as follows:

Fiscal Year Ended September 30,	Operating Leases
(in millions)
2022	$25
2023	54
2024	51
2025	49
2026	42
Thereafter	125
Total lease payments	346
Less: Imputed interest	(52)
Total	$294
As of June 30, 2022, we have additional operating leases for facilities that have not yet commenced with lease obligations of $28 million with lease terms of 10 to 16 years.
8. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2021	$1,366	$464	$1,830
Acquisitions (a)	145	—	145
Other adjustments (b)	(43)	—	(43)
Balances at June 30, 2022	$1,468	$464	$1,932
______________________________________
(a)Primarily relates to the acquisition of 300 Entertainment as described in Note 5.
(b)Other adjustments during the nine months ended June 30, 2022 represent foreign currency movements.
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

Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	June 30, 2022	September 30, 2021
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,342	$1,206
Music publishing copyrights	25 years	1,946	1,730
Artist and songwriter contracts	13 years	1,046	997
Trademarks	14 years	106	96
Other intangible assets	6 years	92	96
Total gross intangible asset subject to amortization		4,532	4,125
Accumulated amortization		(2,187)	(2,108)
Total net intangible assets subject to amortization		2,345	2,017
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	149	154
Total net intangible assets		$2,494	$2,171
The increase in intangible assets during the nine months ended June 30, 2022 primarily relates to the acquisition of 300 Entertainment, which resulted in an increase in intangible assets as described in Note 5, and an acquisition of music-related assets within music publishing copyrights for approximately $250 million.
9. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	June 30, 2022	September 30, 2021
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2028	1,145	1,145
2.750% Senior Secured Notes due 2028 (€325 face amount)	341	381
3.750% Senior Secured Notes due 2029	540	—
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	466	522
3.000% Senior Secured Notes due 2031	800	800
Total long-term debt, including the current portion	$3,827	$3,383
Issuance premium less unamortized discount and unamortized deferred financing costs	(42)	(37)
Total long-term debt, including the current portion, net	$3,785	$3,346
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $7 million at both June 30, 2022 and September 30, 2021. There were no loans outstanding under the Revolving Credit Facility at June 30, 2022 or September 30, 2021.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of June 30, 2022 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
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
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.09x at June 30, 2022, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 20, 2028.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is April 3, 2025.

Maturities of Senior Secured Notes
As of June 30, 2022, there are no scheduled maturities of notes until 2028, when $341 million is scheduled to mature. Thereafter, $2.341 billion is scheduled to mature.
Interest Expense, net
Total interest expense, net was $32 million and $30 million for the three months ended June 30, 2022 and 2021, respectively, and $94 million and $93 million for the nine months ended June 30, 2022 and 2021, respectively. The weighted-average interest rate of the Company’s total debt was 3.4% at June 30, 2022, 3.2% at September 30, 2021 and 3.4% at June 30, 2021.
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
11. Income Taxes
For the three and nine months ended June 30, 2022, the Company recorded an income tax expense of $39 million and $148 million. The income tax expense for the three and nine months ended June 30, 2022 is higher than the expected tax expense at the statutory rate of 21% primarily due to U.S. state and local taxes, withholding taxes, foreign income taxed at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by a deduction against foreign derived intangible income (“FDII”).
For the three and nine months ended June 30, 2021, the Company recorded an income tax expense of $41 million and $127 million, respectively. The income tax expense for the three months ended June 30, 2021 is higher than the expected tax benefit at the statutory tax rate of 21% primarily due to income tax arising from an increase in our net U.K. deferred tax liability due to the change in the U.K. future statutory tax rate, U.S. state and local taxes, foreign income taxes at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by FDII. The income tax expense for the nine months ended June 30, 2021 is higher than the expected tax expense at the statutory tax rate of 21% primarily due to income tax arising from an increase in our net U.K. deferred tax liability due to the change in the U.K. future statutory tax rate, U.S. state and local taxes, foreign income taxes at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by FDII and excess tax benefits from the Plan.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2022 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
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
The Company’s hedged interest rate transactions as of June 30, 2022 are expected to be recognized within two years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 15. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. Any ineffective portion of the interest rate swaps are recognized in other income (expense) in the period measured.
The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
As of June 30, 2022, the Company had outstanding hedge contracts for the sale of $148 million and the purchase of $112 million of foreign currencies at fixed rates that will be settled by September 2022.
As of June 30, 2022, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $9 million of unrealized deferred gains in comprehensive income related to the interest rate swaps. As of September 30, 2021, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $17 million of unrealized deferred losses in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax gains of $6 million and unrealized pre-tax gains of $3 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other income for the nine months ended June 30, 2022. The Company recorded realized pre-tax losses of $4 million and no unrealized pre-tax gains or losses related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the nine months ended June 30, 2021.
The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the nine months ended June 30, 2022 were $34 million. The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the nine months ended June 30, 2021 were $12 million.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at June 30, 2022 and September 30, 2021:

	June 30, 2022 (a)	September 30, 2021 (b)
	(in millions)
Other current assets	$4	$—
Other current liabilities	—	—
Other noncurrent assets	11	—
Other noncurrent liabilities	—	(22)
______________________________________
(a)Includes $13 million and $10 million of foreign exchange derivative contracts in current asset and liability positions which net to $3 million of current assets, and $1 million and $11 million of interest rate swaps in current and noncurrent asset positions, respectively.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
June 30, 2022
Revenues	$1,189	$245	$(2)	$1,432
Operating income (loss)	166	33	(53)	146
Amortization of intangible assets	46	23	—	69
Depreciation of property, plant and equipment	12	1	5	18
OIBDA	224	57	(48)	233
June 30, 2021
Revenues	$1,152	$189	$(1)	$1,340
Operating income (loss)	197	21	(56)	162
Amortization of intangible assets	39	21	—	60
Depreciation of property, plant and equipment	14	1	4	19
OIBDA	250	43	(52)	241

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Nine Months Ended	(in millions)
June 30, 2022
Revenues	$3,722	$704	$(4)	$4,422
Operating income (loss)	631	103	(183)	551
Amortization of intangible assets	133	65	—	198
Depreciation of property, plant and equipment	40	4	15	59
OIBDA	804	172	(168)	808
June 30, 2021
Revenues	$3,372	$556	$(3)	$3,925
Operating income (loss)	604	61	(156)	509
Amortization of intangible assets	110	60	—	170
Depreciation of property, plant and equipment	40	4	13	57
OIBDA	754	125	(143)	736

14. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $21 million and $28 million during the three months ended June 30, 2022 and 2021, respectively, and approximately $78 million and $92 million during the nine months ended June 30, 2022 and 2021, respectively. The Company paid approximately $38 million and $37 million of income and withholding taxes, net of refunds, for the three months ended June 30, 2022 and 2021, respectively, and approximately $104 million and $89 million of income and withholding taxes, net of refunds, for the nine months ended June 30, 2022 and 2021, respectively.
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
On May 13, 2022, the Company’s board of directors declared a cash dividend of $0.15 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on June 1, 2022. The Company paid an aggregate of approximately $79 million and $235 million, or $0.15 and $0.45 per share, in cash dividends to stockholders and participating security holders for the three and nine months ended June 30, 2022, respectively.
Noncash Investment Activity
Noncash investing activities was approximately $125 million related to the acquisition of music publishing rights and music catalogs, net during the nine months ended June 30, 2022. The corresponding notes payable balance is reflected as other current liabilities within the Company’s consolidated balance sheet at June 30, 2022.
COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a global pandemic by the World Health Organization. Government-imposed mandates limiting public assembly and restrictions on non-essential businesses have adversely impacted the Company’s operations for the three and nine months ended June 30, 2022 and June 30, 2021, including touring and live events. For the three and nine months ended June 30, 2022, revenues improved due to the ongoing recovery of certain COVID-19 impacted revenue streams. The continued impact of COVID-19, including increases in infection rates, new variants and sub-variants, renewed governmental action to slow the spread of COVID-19 and to what extent it will impact the Company’s music and related services cannot be predicted.
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
In accordance with the fair value hierarchy, described above, the following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2022 and September 30, 2021.

	Fair Value Measurements as of June 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$3	$—	$3
Interest Rate Swap (e)	$—	$1	$—	$1
Other Noncurrent Assets:
Interest Rate Swap (e)	—	11	—	11
Equity Investments with Readily Determinable Fair Value (d)	16	—	—	16
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(1)	(1)
Total	$16	$15	$(1)	$30

	Fair Value Measurements as of September 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(4)	$(4)
Other Noncurrent Assets:
Equity Method Investment (c)	26	—	—	26
Equity Investment with Readily Determinable Fair Value (d)	37	—	—	37
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(15)	(15)
Interest Rate Swaps (e)	—	(22)	—	(22)
Total	$63	$(22)	$(19)	$22
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
(c)This represents an equity method investment which was acquired in fiscal 2019 whereby the Company elected the fair value option under ASC 825, Financial Instruments (“ASC 825”). During the nine months ended June 30, 2022, this investment was sold.
(d)These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, Investments—Equity Securities, based on quoted prices in active markets.
(e)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of June 30, 2022 for contracts involving the same attributes and maturity dates.

The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2021	$(19)
Additions	(1)
Reductions	15
Payments	4
Balance at June 30, 2022	$(1)
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three and nine months ended June 30, 2022 and 2021. In addition, there were no observable price changes events that were completed during the three and nine months ended June 30, 2022 and 2021.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2022, the fair value of the Company’s debt was $3.278 billion. Based on the level of interest rates prevailing at September 30, 2021, the fair value of the Company’s debt was $3.412 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 (the “Quarterly Report”).
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
•Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2022 and June 30, 2021. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2022 and June 30, 2021, as well as a discussion of our financial condition and liquidity as of June 30, 2022. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
Use of Constant Currency
As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of revenue and OIBDA on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares revenue and OIBDA between periods as if exchange rates had remained constant period over period. We use revenue on a constant-currency basis as one measure to evaluate our performance. We calculate constant currency by calculating prior-year revenue using current-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” This revenue should be considered in addition to, not as a substitute for, revenue reported in accordance with U.S. GAAP. Revenue on a constant-currency basis, as we present it, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.

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
In the United States, our Recorded Music business is conducted principally through our major record labels—Atlantic Records and Warner Records. In October 2018, we launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels, and in December 2021, we acquired 300 Entertainment and subsequently launched 300 Elektra Entertainment, or 3EE, a frontline label group that brings together the multi-genre power of 300 Entertainment and Elektra. Our Recorded Music business also includes Rhino Entertainment, a division that specializes in marketing our recorded music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music business through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’ Records, Warner Classics and Warner Music Nashville.
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
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2022 includes 53 weeks, and the fiscal year ended September 30, 2021 included 52 weeks. The additional week in fiscal year 2022 fell in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the nine months ended June 30, 2022 reflect 40 weeks compared to 39 weeks for the nine months ended June 30, 2021. For the nine months ended June 30, 2022, the revenue benefit of the additional week was approximately $73 million, primarily reflected in Recorded Music streaming revenue. Both the three months ended June 30, 2022 and June 30, 2021 include 13 weeks.
Russia-Ukraine Conflict
On February 24, 2022, the geopolitical situation in Eastern Europe intensified with Russia's invasion of Ukraine, and the sanctions and other measures imposed in response to this conflict have increased global economic and political uncertainty. WMG operates both its Recorded Music and Music Publishing businesses within Russia and, on March 10, 2022, the Company announced a suspension of these operations in Russia. While our operations in Russia do not constitute a material portion of our business, a significant escalation or expansion of the conflict's current scope, increased or sustained economic disruption, sanctions or countersanctions, further devaluation of the local currency or increased cyber-related disruptions could make it difficult to deliver our content, broaden inflationary costs, and have an adverse effect on our results of operations.
COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak (also referred to as “COVID”) was declared a global pandemic by the World Health Organization. The global pandemic and governmental responses thereto disrupted physical and manufacturing supply chains and required the closures of physical retailers, resulting in declines in our physical revenue streams at the onset of the pandemic. Additionally, stay at home orders, limited indoor and outdoor gatherings and other restrictions have negatively affected our business in other ways, such as, making it difficult to hold live concert tours, adversely impacting our concert promotion business and the sale of merchandise, delaying the release of new recordings and disrupting the production and release of motion pictures and television programs, which negatively affected licensing revenue in our Recorded Music business and synchronization revenue in our Music Publishing business. However, the disruption from the COVID-19 pandemic, including the disruption caused by the Omicron variant, accelerated growth of other revenue streams such as fitness and interactive gaming (including augmented reality and virtual reality), which may continue to grow. It is unclear how long the global pandemic will last due to the possibility of new variants and sub-variants, increases in infection rates and renewed government action to slow the spread of the virus, and as such, it cannot be predicted to what extent the global pandemic will continue to impact the demand for our music and related services.
Our results of operations, cash flows and financial condition at and for both the three and nine months ended June 30, 2022 and 2021 were adversely affected by the global pandemic despite a partial recovery starting in fiscal year 2021 as businesses began to reopen and concerts and other live music resumed. For both the three and nine months ended June 30, 2022 and 2021, costs recognized by the Company attributable to COVID were not significant.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Revenue by Type
Digital	$801	$815	$(14)	-2%
Physical	123	130	(7)	-5%
Total Digital and Physical	924	945	(21)	-2%
Artist services and expanded-rights	190	133	57	43%
Licensing	75	74	1	1%
Total Recorded Music	1,189	1,152	37	3%
Performance	45	27	18	67%
Digital	144	113	31	27%
Mechanical	10	13	(3)	-23%
Synchronization	41	34	7	21%
Other	5	2	3	150%
Total Music Publishing	245	189	56	30%
Intersegment eliminations	(2)	(1)	(1)	100%
Total Revenues	$1,432	$1,340	$92	7%
Revenue by Geographical Location
U.S. Recorded Music	$515	$504	$11	2%
U.S. Music Publishing	137	90	47	52%
Total U.S.	652	594	58	10%
International Recorded Music	674	648	26	4%
International Music Publishing	108	99	9	9%
Total International	782	747	35	5%
Intersegment eliminations	(2)	(1)	(1)	100%
Total Revenues	$1,432	$1,340	$92	7%
Total Revenues
Total revenues increased by $92 million, or 7%, to $1,432 million for the three months ended June 30, 2022 from $1,340 million for the three months ended June 30, 2021. Consistent with the prior two quarters, the quarter included the impact of a new deal with one of the Company’s digital partners affecting Recorded Music streaming revenue. The increase includes $63 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenue for the three months ended June 30, 2022, respectively, and 86% and 14% of total revenue for the three months ended June 30, 2021, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 45% and 55% of total revenues for the three months ended June 30, 2022, respectively, and 44% and 56% of total revenues for the three months ended June 30, 2021, respectively.

Total digital revenues after intersegment eliminations increased by $16 million, or 2%, to $944 million for the three months ended June 30, 2022 from $928 million for the three months ended June 30, 2021. Total streaming revenue increased 3% primarily driven by growth in Music Publishing of 30% which includes a benefit in the quarter of $17 million resulting from a July 1 remand ruling by the Copyright Royalty Board in Phonorecords III upholding higher percentage revenue of U.S. mechanical royalty rates for 2018 to 2022 and reflects amounts expected to be paid (the “CRB Rate Benefit”). Recorded Music streaming revenue decreased by 1% primarily due to an unfavorable impact of foreign currency exchanges rates of $28 million, the impact of the new deal with one of the Company’s digital partners and an $11 million catch-up payment from one of the Company’s digital partners that benefited the prior-year quarter (the “Catch-Up Payment”). Total digital revenues represented 66% and 69% of consolidated revenues for the three months ended June 30, 2022 and June 30, 2021, respectively. The decrease in digital revenues as a percentage of total revenue is due to the continued recovery of artist services and expanded-rights revenue, which was impacted by COVID in the prior-year quarter, as well as continued growth of performance revenue in the quarter. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2022 were composed of U.S. revenues of $486 million and international revenues of $459 million, or 51% and 49% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2021 were composed of U.S. revenues of $458 million and international revenues of $470 million, or 49% and 51% of total digital revenues, respectively.
Recorded Music revenues increased by $37 million, or 3%, to $1,189 million for the three months ended June 30, 2022 from $1,152 million for the three months ended June 30, 2021. The increase includes $56 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $515 million and $504 million, or 43% and 44% of consolidated Recorded Music revenues, for the three months ended June 30, 2022 and June 30, 2021, respectively. International Recorded Music revenues were $674 million and $648 million, or 57% and 56% of consolidated Recorded Music revenues, for the three months ended June 30, 2022 and June 30, 2021, respectively.
The overall increase in Recorded Music revenue was driven by increases in artist services and expanded-rights and licensing revenue. Artist services and expanded-rights revenue increased by $57 million primarily due to higher touring activity, which was disrupted by COVID in the prior-year quarter, partially offset by an unfavorable impact of foreign currency exchange rates of $11 million. Licensing revenue increased by $1 million, mainly due to higher synchronization and other licensing revenue, partially offset by an unfavorable impact of foreign currency exchanges rates of $5 million. Digital revenue decreased by $14 million which includes an unfavorable impact of foreign currency exchanges rates of $31 million. Revenue from streaming services decreased by $8 million, or 1%, to $773 million for the three months ended June 30, 2022 from $781 million for the three months ended June 30, 2021 and was impacted by unfavorable foreign currency exchange rates of $28 million, or 4%. Adjusted for the impact of the new deal with one of the Company’s digital partners and the Catch-Up Payment of $11 million, Recorded Music streaming revenue was up 5%. Streaming revenue reflects continued growth, which was affected by market-related slowdown in ad-supported revenue. The quarter included current year releases from Ed Sheeran, Gunna and Jack Harlow as well as carryover success from Dua Lipa and Ed Sheeran. Download and other digital revenues decreased by $6 million, or 18%, to $28 million for the three months ended June 30, 2022 from $34 million for the three months ended June 30, 2021 due to the continued shift to streaming services. Physical revenue decreased by $7 million, primarily driven by an unfavorable impact of foreign currency exchange rates of $9 million, which offset higher sales due to the success of new releases in Asia.
Music Publishing revenues increased by $56 million, or 30%, to $245 million for the three months ended June 30, 2022 from $189 million for the three months ended June 30, 2021. U.S. Music Publishing revenues were $137 million and $90 million, or 56% and 48% of consolidated Music Publishing revenues, for the three months ended June 30, 2022 and June 30, 2021, respectively. International Music Publishing revenues were $108 million and $99 million, or 44% and 52% of consolidated Music Publishing revenues, for the three months ended June 30, 2022 and June 30, 2021, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $31 million, or 27%, performance revenue of $18 million and synchronization revenue of $7 million, partially offset by a decrease in mechanical revenue of $3 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services, the CRB Rate Benefit and timing of new digital deals, partially offset by an unfavorable impact of foreign currency exchange rates of $4 million. Revenue from streaming services grew by $32 million, or 30%, to $140 million for the three months ended June 30, 2022 from $108 million for the three months ended June 30, 2021. Adjusted for the CRB Rate Benefit, streaming revenue increased by 14%. Performance revenue increased as bars, restaurants, concerts and live events continued to recover from COVID disruption, partially offset by an unfavorable impact of foreign currency exchange rates of $2 million. The increase in synchronization revenue is attributable to higher television and commercial income. Mechanical revenue decreased primarily due to an unfavorable impact of foreign currency exchange rates of $2 million.

Revenue by Geographical Location
U.S. revenue increased by $58 million, or 10%, to $652 million for the three months ended June 30, 2022 from $594 million for the three months ended June 30, 2021. U.S. Recorded Music revenue increased by $11 million, or 2%. The primary driver was the increase of U.S. Recorded Music artist services and expanded-rights revenue of $13 million, driven by higher advertising and merchandising revenues. The increase in licensing revenue of $4 million is due to higher synchronization and other licensing revenue. U.S. Recorded Music digital revenue decreased by $5 million, or 1%, due to the impact of the new deal with one of the Company’s digital partners and the Catch-Up Payment, partially offset by the continued growth in streaming services. U.S. Recorded Music streaming revenue decreased by $2 million, or 1%, and download and other digital decreased by $3 million. U.S. Recorded Music physical revenue decreased by $1 million. U.S. Music Publishing revenue increased by $47 million, or 52%, to $137 million for the three months ended June 30, 2022 from $90 million for the three months ended June 30, 2021. This was primarily driven by the increase in U.S. Music Publishing of $33 million in digital revenue due to the continued growth in streaming services, the CRB Rate Benefit and timing of new digital deals. U.S. Music Publishing streaming revenue increased by $34 million, or 62%. Performance revenue increased by $8 million driven by recovery from COVID disruption. The increase in synchronization revenue of $5 million is due to higher television and commercial income. Mechanical revenue remained constant.
International revenue increased by $35 million, or 5%, to $782 million for the three months ended June 30, 2022 from $747 million for the three months ended June 30, 2021. Excluding the unfavorable impact of foreign currency exchange rates of $63 million, International revenue increased by $98 million, or 14%. International Recorded Music revenue increased by $26 million primarily due to increases in artist services and expanded-rights revenue of $44 million, partially offset by decreases in digital revenue of $9 million, physical revenue of $6 million and licensing revenue of $3 million. International Recorded Music artist services and expanded-rights revenue increased by $44 million reflecting an increase in concert promotion, which was disrupted by COVID in the prior-year quarter, partially offset by the unfavorable impact of foreign currency exchange rates of $11 million. International Recorded Music digital revenue decreased due to a $6 million, or 2%, decrease in streaming revenue which was primarily driven by an unfavorable impact of foreign currency exchange rates of $28 million, the impact of the new deal with one of the Company’s digital partners and the Catch-Up Payment, which offset the continued growth in streaming services. International Recorded Music physical revenue decreased by $6 million, primarily driven by an unfavorable impact of foreign currency exchange rates, which offset higher sales due to the success of new releases. International Recorded Music licensing revenue decreased by $3 million primarily due to an unfavorable impact of foreign currency exchange rates, which offset higher synchronization and other licensing revenue. International Music Publishing revenue increased from the prior-year quarter by $9 million, or 9%, to $108 million for the three months ended June 30, 2022 from $99 million for the three months ended June 30, 2021. This was primarily driven by the increase in performance revenue of $10 million and synchronization revenue of $2 million, partially offset by the decrease in mechanical revenue of $3 million and digital revenue of $2 million. Performance revenue increased driven by continued recovery from COVID disruption. Higher synchronization revenue is primarily driven by higher commercial and television income. Mechanical revenue decreased primarily due to an unfavorable impact of foreign currency exchange rates. International Music Publishing streaming revenue decreased by $2 million, or 4%, driven by an unfavorable impact of foreign currency exchange rates of $4 million while download and other digital remained constant.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$486	$444	$42	9%
Product costs	280	237	43	18%
Total cost of revenues	$766	$681	$85	12%
Artist and repertoire costs increased by $42 million, to $486 million for the three months ended June 30, 2022 from $444 million for the three months ended June 30, 2021. Artist and repertoire costs as a percentage of revenue increased to 34% for the three months ended June 30, 2022 from 33% for the three months ended June 30, 2021, primarily due to revenue mix and an unfavorable impact of foreign currency exchange rates.
Product costs increased by $43 million, to $280 million for the three months ended June 30, 2022 from $237 million for the three months ended June 30, 2021. Product costs as a percentage of revenue increased to 20% for the three months ended June 30, 2022 from 18% for the three months ended June 30, 2021. The overall increase as a percentage of revenue is due to revenue mix, primarily increases in artist services and expanded rights revenue.

Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$225	$223	$2	1%
Selling and marketing expense	198	190	8	4%
Distribution expense	28	24	4	17%
Total selling, general and administrative expense	$451	$437	$14	3%
______________________________________
(1)Includes depreciation expense of $18 million and $19 million for the three months ended June 30, 2022 and June 30, 2021, respectively.
Total selling, general and administrative expense increased by $14 million, or 3%, to $451 million for the three months ended June 30, 2022 from $437 million for the three months ended June 30, 2021. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 31% for the three months ended June 30, 2022 from 33% for the three months ended June 30, 2021.
General and administrative expense increased by $2 million to $225 million for the three months ended June 30, 2022 from $223 million for the three months ended June 30, 2021. The increase in general and administrative expense was mainly due to increased employee related costs, professional services, restructuring and the impact of acquisitions, partially offset by lower non-cash stock-based compensation and other related expenses of $8 million, as a result of equity awards becoming fully vested, and the impact of the mark-to-market adjustment of an earn-out liability related to an acquisition. Expressed as a percentage of revenue, general and administrative expense decreased to 16% for the three months ended June 30, 2022 from 17% for the three months ended June 30, 2021.
Selling and marketing expense increased by $8 million, or 4%, to $198 million for the three months ended June 30, 2022 from $190 million for the three months ended June 30, 2021. Expressed as a percentage of revenue, selling and marketing expense remained constant at 14% for each of the three months ended June 30, 2022 and June 30, 2021.
Distribution expense was $28 million for the three months ended June 30, 2022 and $24 million for the three months ended June 30, 2021. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the three months ended June 30, 2022 and June 30, 2021.

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

	For the Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$124	$61	$63	—%
Income attributable to noncontrolling interest	1	—	1	—%
Net income	125	61	64	—%
Income tax expense	39	41	(2)	-5%
Income before income taxes	164	102	62	61%
Other (income) expense	(50)	18	(68)	—%
Interest expense, net	32	30	2	7%
Loss on extinguishment of debt	—	12	(12)	-100%
Operating income	146	162	(16)	-10%
Amortization expense	69	60	9	15%
Depreciation expense	18	19	(1)	-5%
OIBDA	$233	$241	$(8)	-3%
OIBDA
OIBDA decreased by $8 million to $233 million for the three months ended June 30, 2022 as compared to $241 million for the three months ended June 30, 2021 as a result of higher revenues, more than offset by higher cost of revenues and selling, general and administrative expenses. Expressed as a percentage of total revenue, OIBDA margin decreased to 16% for the three months ended June 30, 2022 from 18% for the three months ended June 30, 2021 primarily due to growth of lower margin revenue streams and an unfavorable impact of foreign currency exchange rates, partially offset by the impact of the mark-to-market adjustment of an earn-out liability related to an acquisition.
Depreciation expense
Our depreciation expense decreased by $1 million, or 5%, to $18 million for the three months ended June 30, 2022 from $19 million for the three months ended June 30, 2021.
Amortization expense
Our amortization expense increased by $9 million, or 15%, to $69 million for the three months ended June 30, 2022 from $60 million for the three months ended June 30, 2021. The increase is primarily due to an increase in amortizable intangible assets primarily related to the acquisition of music-related assets.
Operating income
Our operating income decreased by $16 million to $146 million for the three months ended June 30, 2022 from $162 million for the three months ended June 30, 2021. The decrease in operating income was due to the factors that led to the decrease in OIBDA and higher amortization as noted above.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for the three months ended June 30, 2022. We recorded a loss on extinguishment of debt in the amount of $12 million for the three months ended June 30, 2021 which represents the premium paid on early redemption and unamortized deferred financing costs related to the redemption of the 5.500% Notes.
Interest expense, net
Our interest expense, net, increased to $32 million for the three months ended June 30, 2022 from $30 million for the three months ended June 30, 2021 due to higher principal balance due to the issuance of senior secured notes to partially fund the acquisition of a business and music-related assets.

Other (income) expense
Other income for the three months ended June 30, 2022 primarily includes foreign currency gains on our Euro-denominated debt of $46 million and currency exchange gains on our intercompany loans of $5 million. This compares to foreign currency losses on our Euro-denominated debt of $12 million and unrealized losses of $5 million on the mark-to-market of equity investments for the three months ended June 30, 2021.
Income tax expense
Our income tax expense decreased by $2 million to $39 million for the three months ended June 30, 2022 from $41 million for the three months ended June 30, 2021. The decrease of $2 million in income tax expense is primarily due to the impact of the change in the U.K. statutory tax rate recognized in the prior-year quarter which did not recur this quarter, partially offset by the impact of higher pre-tax income in the current-year quarter.
Net income
Net income increased by $64 million to $125 million for the three months ended June 30, 2022 from $61 million for the three months ended June 30, 2021 as a result of the factors described above.
Noncontrolling interest
There was $1 million of income attributable to noncontrolling interest for the three months ended June 30, 2022 and no income attributable to noncontrolling interest for the three months ended June 30, 2021.
Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Recorded Music
Revenues	$1,189	$1,152	$37	3%
Operating income	166	197	(31)	-16%
OIBDA	224	250	(26)	-10%
Music Publishing
Revenues	245	189	56	30%
Operating income	33	21	12	57%
OIBDA	57	43	14	33%
Corporate expenses and eliminations
Revenue eliminations	(2)	(1)	(1)	100%
Operating loss	(53)	(56)	3	-5%
OIBDA loss	(48)	(52)	4	-8%
Total
Revenues	1,432	1,340	92	7%
Operating income	146	162	(16)	-10%
OIBDA	233	241	(8)	-3%
Recorded Music
Revenues
Recorded Music revenue increased by $37 million, or 3%, to $1,189 million for the three months ended June 30, 2022 from $1,152 million for the three months ended June 30, 2021. U.S. Recorded Music revenues were $515 million and $504 million, or 43% and 44% of consolidated Recorded Music revenues, for the three months ended June 30, 2022 and June 30, 2021, respectively. International Recorded Music revenues were $674 million and $648 million, or 57% and 56% of consolidated Recorded Music revenues, for the three months ended June 30, 2022 and June 30, 2021, respectively.

The overall increase in Recorded Music revenue was mainly driven by artist services and expanded-rights and licensing revenue growth, partially offset by decreases in digital and physical revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$326	$323	$3	1%
Product costs	280	237	43	18%
Total cost of revenues	$606	$560	$46	8%
Recorded Music cost of revenues increased by $46 million, or 8%, to $606 million for the three months ended June 30, 2022 from $560 million for the three months ended June 30, 2021. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 27% for the three months ended June 30, 2022 from 28% for the three months ended June 30, 2021. The decrease is primarily attributable to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 24% for the three months ended June 30, 2022 from 21% for the three months ended June 30, 2021. The overall increase as a percentage of revenue primarily relates to revenue mix due to an increase in lower-margin artist services and expanded-rights revenue.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$149	$145	$4	3%
Selling and marketing expense	194	187	7	4%
Distribution expense	28	24	4	17%
Total selling, general and administrative expense	$371	$356	$15	4%
______________________________________
(1)Includes depreciation expense of $12 million and $14 million for the three months ended June 30, 2022 and June 30, 2021, respectively.
Recorded Music selling, general and administrative expense increased by $15 million, or 4%, to $371 million for the three months ended June 30, 2022 from $356 million for the three months ended June 30, 2021. The increase in general and administrative expense was primarily due to increased employee related costs, professional services, restructuring and the impact of acquisitions, partially offset by lower non-cash stock-based compensation and other related expenses of $3 million, as a result of equity awards becoming fully vested, and the impact of the mark-to-market adjustment of an earn-out liability related to an acquisition. The increase in selling and marketing expense was primarily due to increased employee related costs and higher travel expenses as limited travel resumed. The increase in distribution expense was primarily due to higher artist services and expanded-rights revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense remained constant at 31% for each of the three months ended June 30, 2022 and June 30, 2021.

Operating Income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Operating income	$166	$197	$(31)	-16%
Depreciation and amortization	58	53	5	9%
OIBDA	$224	$250	$(26)	-10%
Recorded Music OIBDA decreased by $26 million to $224 million for the three months ended June 30, 2022 from $250 million for the three months ended June 30, 2021 as a result of higher revenues, more than offset by higher costs of revenue and selling, general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin decreased to 19% for the three months ended June 30, 2022 from 22% for the three months ended June 30, 2021 primarily due to revenue mix due to the growth of lower-margin artist services revenue and an unfavorable impact of foreign currency exchange rates, partially offset by the impact of the mark-to-market adjustment of an earn-out liability related to an acquisition.
Recorded Music operating income decreased by $31 million to $166 million for the three months ended June 30, 2022 from $197 million for the three months ended June 30, 2021 due to the factors that led to the decrease in Recorded Music OIBDA noted above and an increase in amortizable intangible assets related to the acquisition of music-related assets.
Music Publishing
Revenues
Music Publishing revenues increased by $56 million, or 30%, to $245 million for the three months ended June 30, 2022 from $189 million for the three months ended June 30, 2021. U.S. Music Publishing revenues were $137 million and $90 million, or 56% and 48% of consolidated Music Publishing revenues, for the three months ended June 30, 2022 and June 30, 2021, respectively. International Music Publishing revenues were $108 million and $99 million, or 44% and 52% of consolidated Music Publishing revenues, for the three months ended June 30, 2022 and June 30, 2021, respectively.
The overall increase in Music Publishing revenue was driven by growth in digital, performance and synchronization revenues, partially offset by lower mechanical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$162	$122	$40	33%
Total cost of revenues	$162	$122	$40	33%
Music Publishing cost of revenues increased by $40 million, or 33%, to $162 million for the three months ended June 30, 2022 from $122 million for the three months ended June 30, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 66% for the three months ended June 30, 2022 from 65% for the three months ended June 30, 2021 primarily attributable to revenue mix and an unfavorable impact of foreign currency exchange rates.

Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$27	$25	$2	8%
Total selling, general and administrative expense	$27	$25	$2	8%
______________________________________
(1)Includes depreciation expense of $1 million for both the three months ended June 30, 2022 and June 30, 2021.
Music Publishing selling, general and administrative expense increased by $2 million, or 8%, to $27 million for the three months ended June 30, 2022 from $25 million for the three months ended June 30, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 11% for the three months ended June 30, 2022 from 13% for the three months ended June 30, 2021.
Operating Income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Operating income	$33	$21	$12	57%
Depreciation and amortization	24	22	2	9%
OIBDA	$57	$43	$14	33%
Music Publishing OIBDA increased by $14 million, or 33%, to $57 million for the three months ended June 30, 2022 from $43 million for the three months ended June 30, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin remained constant at 23% for each of the three months ended June 30, 2022 and June 30, 2021 primarily due to strong operating performance, offset by revenue mix and an unfavorable impact of foreign currency exchange rates.
Music Publishing operating income increased by $12 million to $33 million for the three months ended June 30, 2022 from $21 million for the three months ended June 30, 2021 due to the factors that led to the increase in Music Publishing OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations decreased by $3 million for the three months ended June 30, 2022 to $53 million from $56 million for the three months ended June 30, 2021, which primarily includes lower non-cash stock-based compensation and other related expenses of $4 million as a result of equity awards becoming fully vested, partially offset by the increase in expenses related to transformation initiatives.
Our OIBDA loss from corporate expenses and eliminations decreased by $4 million for the three months ended June 30, 2022 to $48 million from $52 million for the three months ended June 30, 2021 due to the operating loss factors noted above.

RESULTS OF OPERATIONS
Nine Months Ended June 30, 2022 Compared with Nine Months Ended June 30, 2021
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Revenue by Type
Digital	$2,475	$2,298	$177	8%
Physical	440	422	18	4%
Total Digital and Physical	2,915	2,720	195	7%
Artist services and expanded-rights	563	431	132	31%
Licensing	244	221	23	10%
Total Recorded Music	3,722	3,372	350	10%
Performance	119	92	27	29%
Digital	404	316	88	28%
Mechanical	37	36	1	3%
Synchronization	133	105	28	27%
Other	11	7	4	57%
Total Music Publishing	704	556	148	27%
Intersegment eliminations	(4)	(3)	(1)	33%
Total Revenues	$4,422	$3,925	$497	13%
Revenue by Geographical Location
U.S. Recorded Music	$1,641	$1,454	$187	13%
U.S. Music Publishing	369	277	92	33%
Total U.S.	2,010	1,731	279	16%
International Recorded Music	2,081	1,918	163	8%
International Music Publishing	335	279	56	20%
Total International	2,416	2,197	219	10%
Intersegment eliminations	(4)	(3)	(1)	33%
Total Revenues	$4,422	$3,925	$497	13%
Total Revenues
Total revenues increased by $497 million, or 13%, to $4,422 million for the nine months ended June 30, 2022 from $3,925 million for the nine months ended June 30, 2021. Consistent with the prior two quarters, the current fiscal year included an additional week, primarily reflected in Recorded Music streaming revenue. Additionally, the current period included the impact of a new deal with one of the Company’s digital partners affecting Recorded Music streaming revenue. The increase includes $113 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of total revenues for the nine months ended June 30, 2022, respectively, and 86% and 14% of total revenues for the nine months ended June 30, 2021, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 45% and 55% for the nine months ended June 30, 2022, respectively, and 44% and 56% for the nine months ended June 30, 2021, respectively.
Total digital revenues after intersegment eliminations increased by $264 million, or 10%, to $2,877 million for the nine months ended June 30, 2022 from $2,613 million for the nine months ended June 30, 2021. Total streaming revenue increased 11% driven by growth across Recorded Music and Music Publishing, including revenue from emerging streaming platforms. Total digital revenues represented 65% and 67% of consolidated revenues for the nine months ended June 30, 2022 and June 30, 2021, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2022 were composed of U.S. revenues of $1,457 million and international revenues of $1,422 million, or 51% and 49% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2021 were composed of U.S. revenues of

$1,308 million and international revenues of $1,306 million, or 50% of total digital revenues for each of U.S. and international revenues.
Recorded Music revenues increased by $350 million, or 10%, to $3,722 million for the nine months ended June 30, 2022 from $3,372 million for the nine months ended June 30, 2021. The increase includes $100 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $1,641 million and $1,454 million, or 44% and 43% of consolidated Recorded Music revenues, for the nine months ended June 30, 2022 and June 30, 2021, respectively. International Recorded Music revenues were $2,081 million and $1,918 million, or 56% and 57% of consolidated Recorded Music revenues, for the nine months ended June 30, 2022 and June 30, 2021, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights, licensing and physical revenues. Digital revenue increased by $177 million as a result of the continued growth in streaming services, including growth in emerging streaming platforms, strength of releases including current year releases from Ed Sheeran and Silk Sonic as well as carryover success from Dua Lipa, Ed Sheeran and Bruno Mars. Revenue from streaming services grew by $190 million, or 9%, to $2,385 million for the nine months ended June 30, 2022 from $2,195 million for the nine months ended June 30, 2021. Adjusted for the benefit of the additional week and the impact of the new deal with one of the Company’s digital partners, Recorded Music streaming revenue was up 11%. Streaming revenue growth was partially offset by an unfavorable impact of foreign currency exchange rates of $50 million, or 3%, and a decline in download and other digital revenues of $13 million, or 13%, to $90 million for the nine months ended June 30, 2022 from $103 million for the nine months ended June 30, 2021 due to the continued shift to streaming services. Artist services and expanded-rights revenue increased by $132 million primarily due to higher touring activity and merchandising revenue, both of which were disrupted by COVID in the prior year, partially offset by an unfavorable impact of foreign currency exchange rates of $22 million. Licensing revenue increased by $23 million, mainly due to higher synchronization and other licensing revenue, partially offset by an unfavorable impact of foreign currency exchange rates of $8 million. Physical revenue increased by $18 million, or 4%, primarily from higher sales due to the success of new releases and an increased demand for vinyl products, partially offset by an unfavorable impact of foreign currency exchange rates of $17 million.
Music Publishing revenues increased by $148 million, or 27%, to $704 million for the nine months ended June 30, 2022 from $556 million for the nine months ended June 30, 2021. U.S. Music Publishing revenues were $369 million and $277 million, or 52% and 50% of consolidated Music Publishing revenues, for the nine months ended June 30, 2022 and June 30, 2021, respectively. International Music Publishing revenues were $335 million and $279 million, or 48% and 50% of Music Publishing revenues, for the nine months ended June 30, 2022 and June 30, 2021, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $88 million, or 28%, synchronization revenue of $28 million, performance revenue of $27 million and mechanical revenue of $1 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services, including emerging streaming platforms, the CRB Rate Benefit and timing of new digital deals, partially offset by a shift in the collection of certain writer’s share income from certain digital service providers. This change has no impact of Music Publishing OIBDA, but results in a slight improvement to OIBDA margin. Revenue from streaming services grew by $87 million, or 29%, to $391 million for the nine months ended June 30, 2022 from $304 million for the nine months ended June 30, 2021. Adjusted for the CRB Rate Benefit of $17 million, streaming revenue increased by 23%. The increase in synchronization revenue is attributable to higher television and commercial income. Performance revenue increased as bars, restaurants, concerts and live events continued to recover from COVID disruption. Mechanical revenue increased from strong physical sales.
Revenue by Geographical Location
U.S. revenue increased by $279 million, or 16%, to $2,010 million for the nine months ended June 30, 2022 from $1,731 million for the nine months ended June 30, 2021. U.S. Recorded Music revenue increased by $187 million, or 13%. The primary driver was the increase of U.S. Recorded Music digital revenue of $89 million driven by the continued growth in streaming services. U.S. Recorded Music streaming revenue increased by $97 million, or 9%, partially offset by $8 million of download and other digital declines. U.S. Recorded Music artist services and expanded-rights revenue increased by $56 million, primarily driven by higher merchandising and advertising revenues. Increases are also attributable to the increase in U.S. Recorded Music physical revenue of $27 million from higher sales due to the success of new releases and an increased demand for vinyl products. The increase in licensing revenue of $15 million is due to higher synchronization activity. U.S. Music Publishing revenue increased by $92 million, or 33%, to $369 million for the nine months ended June 30, 2022 from $277 million for the nine months ended June 30, 2021. This was primarily driven by the increase in U.S. Music Publishing of $60 million in digital revenue due to the continued growth in streaming services, including emerging streaming platforms, the CRB Rate Benefit and timing of new digital deals, partially offset by a shift in the collection of writer’s share of U.S. digital performance income from certain digital service providers. U.S. Music Publishing streaming revenue increased by $61 million, or 36%. The increase in synchronization revenue of $19 million is due to higher commercial and television income. Performance revenue increased by $10 million driven by recovery from COVID disruption and mechanical revenue increased by $1 million.

International revenue increased by $219 million, or 10%, to $2,416 million for the nine months ended June 30, 2022 from $2,197 million for the nine months ended June 30, 2021. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $332 million, or 16%. International Recorded Music revenue increased by $163 million primarily due to increases in digital revenue of $88 million, artist services and expanded-rights revenue of $76 million and licensing revenue of $8 million, partially offset by the decrease in physical revenue of $9 million. International Recorded Music digital revenue increased due to a $93 million, or 8%, increase in streaming services, which was partially offset by an unfavorable impact of foreign currency exchange rates of $50 million. International Recorded Music artist services and expanded-rights revenue increased by $76 million primarily due to an increase in concert promotion which was disrupted by COVID in the prior year, partially offset by the unfavorable impact of foreign currency exchange rates of $22 million. International Recorded Music licensing revenue increased by $8 million due to other licensing revenue and synchronization revenue, partially offset by the unfavorable impact of foreign currency exchange rates. International Recorded Music physical revenue decreased by $9 million, primarily driven by an unfavorable impact of foreign currency exchange rates, which offset higher sales. International Music Publishing revenue increased by $56 million, or 20%, to $335 million for the nine months ended June 30, 2022 from $279 million for the nine months ended June 30, 2021. This was primarily driven by the increase in digital revenue of $28 million, performance revenue of $17 million and synchronization revenue of $9 million. International Music Publishing streaming revenue increased by $26 million, or 19%. Performance revenue increased as businesses continued to recover from COVID disruption. Higher synchronization revenue is primarily driven by higher television and commercial income. Mechanical revenue remained constant due to higher sales, which was offset by an unfavorable impact of foreign currency exchange rates of $2 million.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$1,427	$1,288	$139	11%
Product costs	854	702	152	22%
Total cost of revenues	$2,281	$1,990	$291	15%
Artist and repertoire costs increased by $139 million, to $1,427 million for the nine months ended June 30, 2022 from $1,288 million for the nine months ended June 30, 2021. Artist and repertoire costs as a percentage of revenue decreased to 32% for the nine months ended June 30, 2022 from 33% for the nine months ended June 30, 2021, primarily due to revenue mix and timing of artist and repertoire investments.
Product costs increased by $152 million, to $854 million for the nine months ended June 30, 2022 from $702 million for the nine months ended June 30, 2021. Product costs as a percentage of revenue increased to 19% for the nine months ended June 30, 2022 from 18% for the nine months ended June 30, 2021 due to revenue mix, primarily increases in artist services and expanded rights revenue.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$696	$629	$67	11%
Selling and marketing expense	601	544	57	10%
Distribution expense	95	83	12	14%
Total selling, general and administrative expense	$1,392	$1,256	$136	11%
______________________________________
(1)Includes depreciation expense of $59 million and $57 million for the nine months ended June 30, 2022 and June 30, 2021, respectively.
Total selling, general and administrative expense increased by $136 million, or 11%, to $1,392 million for the nine months ended June 30, 2022 from $1,256 million for the nine months ended June 30, 2021. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to at 31% for the nine months ended June 30, 2022 from 32% for the nine months ended June 30, 2021.

General and administrative expense increased by $67 million to $696 million for the nine months ended June 30, 2022 from $629 million for the nine months ended June 30, 2021. The increase in general and administrative expense was mainly due to increased employee related costs, including the impact of the additional week, the impact of acquisitions, increased expenses related to transformation initiatives and acquisition transaction costs and unfavorable movements in foreign currency exchange rates of $7 million, partially offset by the impact of the mark-to-market adjustment of an earn-out liability related to an acquisition. Expressed as a percentage of revenue, general and administrative expense remained constant at 16% for each of the nine months ended June 30, 2022 and June 30, 2021.
Selling and marketing expense increased by $57 million, or 10%, to $601 million for the nine months ended June 30, 2022 from $544 million for the nine months ended June 30, 2021. Expressed as a percentage of revenue, selling and marketing expense remained constant at 14% for each of the nine months ended June 30, 2022 and June 30, 2021.
Distribution expense was $95 million for the nine months ended June 30, 2022 and $83 million for the nine months ended June 30, 2021. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the nine months ended June 30, 2022 and June 30, 2021.
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

	For the Nine Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$403	$276	$127	46%
Income attributable to noncontrolling interest	2	1	1	100%
Net income	405	277	128	46%
Income tax expense	148	127	21	17%
Income before income taxes	553	404	149	37%
Other income	(96)	—	(96)	—%
Interest expense, net	94	93	1	1%
Loss on extinguishment of debt	—	12	(12)	-100%
Operating income	551	509	42	8%
Amortization expense	198	170	28	16%
Depreciation expense	59	57	2	4%
OIBDA	$808	$736	$72	10%
OIBDA
OIBDA increased by $72 million to $808 million for the nine months ended June 30, 2022 as compared to $736 million for the nine months ended June 30, 2021 as a result of higher revenues, partially offset by higher cost of revenues and selling, general and administrative expenses. Expressed as a percentage of total revenue, OIBDA margin decreased to 18% for the nine months ended June 30, 2022 from 19% for the nine months ended June 30, 2021 due to strong operating performance and the impact of the mark-to-market adjustment of an earn-out liability related to an acquisition, which was offset by growth of lower-margin revenue streams.
Depreciation expense
Our depreciation expense increased by $2 million to $59 million for the nine months ended June 30, 2022 from $57 million for the nine months ended June 30, 2021. This increase is primarily due to an increase in IT capital spending and assets being placed into service.
Amortization expense
Our amortization expense increased by $28 million, or 16%, to $198 million for the nine months ended June 30, 2022 from $170 million for the nine months ended June 30, 2021. The increase is primarily due to an increase in amortizable intangible assets primarily related to the acquisition of music-related assets.

Operating income
Our operating income increased by $42 million to $551 million for the nine months ended June 30, 2022 from $509 million for the nine months ended June 30, 2021. The increase in operating income was due to the factors that led to the increase in OIBDA, partially offset by higher depreciation and amortization as noted above.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for the nine months ended June 30, 2022. We recorded a loss on extinguishment of debt in the amount of $12 million for the nine months ended June 30, 2021 which represents the premium paid on early redemption and unamortized deferred financing costs related to the redemption of the 5.500% Notes.
Interest expense, net
Our interest expense, net, increased to $94 million for the nine months ended June 30, 2022 from $93 million for the nine months ended June 30, 2021 due to a higher principal balance due to the issuance of senior secured notes to partially fund certain music asset acquisitions.
Other income
Other income for the nine months ended June 30, 2022 primarily includes foreign currency gains on our Euro-denominated debt of $96 million, currency exchange gains on our intercompany loans of $23 million and unrealized gains on hedging activity of $9 million, partially offset by aggregate realized and unrealized losses of $37 million on the mark-to-market of equity investments. This compares to unrealized gains of $26 million on the mark-to-market of equity investments, offset by foreign currency losses on our Euro-denominated debt of $20 million and currency exchange losses on our intercompany loans of $7 million for the nine months ended June 30, 2021.
Income tax expense
Our income tax expense increased by $21 million to $148 million for the nine months ended June 30, 2022 from $127 million for the nine months ended June 30, 2021. The increase of $21 million in income tax expense is primarily due to the impact of higher pre-tax income in the current year, partially offset by the impact of the change in the U.K. statutory tax rate recognized in the prior year.
Net income
Net income increased by $128 million to $405 million for the nine months ended June 30, 2022 from $277 million for the nine months ended June 30, 2021 as a result of the factors described above.
Noncontrolling interest
There was $2 million of income attributable to noncontrolling interest for the nine months ended June 30, 2022 and $1 million of income attributable to noncontrolling interest for the nine months ended June 30, 2021.

Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Nine Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Recorded Music
Revenues	$3,722	$3,372	$350	10%
Operating income	631	604	27	4%
OIBDA	804	754	50	7%
Music Publishing
Revenues	704	556	148	27%
Operating income	103	61	42	69%
OIBDA	172	125	47	38%
Corporate expenses and eliminations
Revenue eliminations	(4)	(3)	(1)	33%
Operating loss	(183)	(156)	(27)	17%
OIBDA loss	(168)	(143)	(25)	17%
Total
Revenues	4,422	3,925	497	13%
Operating income	551	509	42	8%
OIBDA	808	736	72	10%
Recorded Music
Revenues
Recorded Music revenue increased by $350 million, or 10%, to $3,722 million for the nine months ended June 30, 2022 from $3,372 million for the nine months ended June 30, 2021. U.S. Recorded Music revenues were $1,641 million and $1,454 million, or 44% and 43% of consolidated Recorded Music revenues, for the nine months ended June 30, 2022 and June 30, 2021, respectively. International Recorded Music revenues were $2,081 million and $1,918 million, or 56% and 57% of consolidated Recorded Music revenues, for the nine months ended June 30, 2022 and June 30, 2021, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights, licensing and physical revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$974	$931	$43	5%
Product costs	854	702	152	22%
Total cost of revenues	$1,828	$1,633	$195	12%
Recorded Music cost of revenues increased by $195 million, or 12%, to $1,828 million for the nine months ended June 30, 2022 from $1,633 million for the nine months ended June 30, 2021. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 26% for the nine months ended June 30, 2022 from 28% for the nine months ended June 30, 2021. The decrease is primarily attributable to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 23% for the nine months ended June 30, 2022 from 21% for the nine months ended June 30, 2021. The overall increase as a percentage of revenue primarily relates to revenue mix due to an increase in lower-margin artist services and expanded-rights revenue.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$446	$408	$38	9%
Selling and marketing expense	589	534	55	10%
Distribution expense	95	83	12	14%
Total selling, general and administrative expense	$1,130	$1,025	$105	10%
______________________________________
(1)Includes depreciation expense of $40 million for both the nine months ended June 30, 2022 and June 30, 2021.
Recorded Music selling, general and administrative expense increased by $105 million, or 10%, to $1,130 million for the nine months ended June 30, 2022 from $1,025 million for the nine months ended June 30, 2021. The increase in general and administrative expense was primarily due to increased employee related costs, the unfavorable movements in foreign currency exchange rates of $10 million, restructuring and the impact of acquisitions, including increased expenses related to acquisition transaction costs, partially offset by lower non-cash stock-based compensation and other related expenses of $6 million, as a result of equity awards becoming fully vested, and the impact of the mark-to-market adjustment of an earn-out liability related to an acquisition. The increase in selling and marketing expense was primarily due to increased variable marketing spend on higher revenues and new releases, increased employee related costs and higher travel expenses as limited travel resumed. The increase in distribution expense was primarily due to higher artist services and expanded-rights revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense remained constant at 30% for each of the nine months ended June 30, 2022 and June 30, 2021.
Operating Income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Nine Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Operating income	$631	$604	$27	4%
Depreciation and amortization	173	150	23	15%
OIBDA	$804	$754	$50	7%
Recorded Music OIBDA increased by $50 million, to $804 million for the nine months ended June 30, 2022 from $754 million for the nine months ended June 30, 2021 as a result of higher revenues, partially offset by higher costs of revenue and selling, general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin remained constant at 22% for each of the nine months ended June 30, 2022 and June 30, 2021 due to strong operating performance and the impact of the mark-to-market adjustment of an earn-out liability related to an acquisition, which was offset by growth of lower-margin revenue streams.
Recorded Music operating income increased by $27 million to $631 million for the nine months ended June 30, 2022 from $604 million for the nine months ended June 30, 2021 due to the factors that led to the increase in Recorded Music OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.
Music Publishing
Revenues
Music Publishing revenues increased by $148 million, or 27%, to $704 million for the nine months ended June 30, 2022 from $556 million for the nine months ended June 30, 2021. U.S. Music Publishing revenues were $369 million and $277 million, or 52% and 50% of consolidated Music Publishing revenues, for the nine months ended June 30, 2022 and June 30, 2021, respectively. International Music Publishing revenues were $335 million and $279 million, or 48% and 50% of consolidated Music Publishing revenues, for the nine months ended June 30, 2022 and June 30, 2021, respectively.
The overall increase in Music Publishing revenue was driven by growth across all revenue types, including digital, synchronization, performance and mechanical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$457	$360	$97	27%
Total cost of revenues	$457	$360	$97	27%
Music Publishing cost of revenues increased by $97 million, or 27%, to $457 million for the nine months ended June 30, 2022 from $360 million for the nine months ended June 30, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues remained constant at 65% for each of the nine months ended June 30, 2022 and June 30, 2021.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$78	$74	$4	5%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$79	$75	$4	5%
______________________________________
(1)Includes depreciation expense of $4 million for both the nine months ended June 30, 2022 and June 30, 2021.
Music Publishing selling, general and administrative expense increased to $79 million for the nine months ended June 30, 2022 from $75 million for the nine months ended June 30, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 11% for the nine months ended June 30, 2022 from 13% for the nine months ended June 30, 2021.
Operating Income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Nine Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Operating income	$103	$61	$42	69%
Depreciation and amortization	69	64	5	8%
OIBDA	$172	$125	$47	38%
Music Publishing OIBDA increased by $47 million, or 38%, to $172 million for the nine months ended June 30, 2022 from $125 million for the nine months ended June 30, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin increased to 24% for the nine months ended June 30, 2022 from 22% for the nine months ended June 30, 2021. The increase was due to strong operating performance.
Music Publishing operating income increased by $42 million to $103 million for the nine months ended June 30, 2022 from $61 million operating income for the nine months ended June 30, 2021 largely due to the factors that led to the increase in Music Publishing OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.

Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $27 million to $183 million for the nine months ended June 30, 2022 from $156 million for the nine months ended June 30, 2021 which primarily includes expenses related to transformation initiatives, the increase in non-cash stock-based compensation and other related expenses of $8 million from a one-time equity grant and the timing of expense recognition for new annual equity grants, employee related costs, including the impact of the additional week, and professional services.
Our OIBDA loss from corporate expenses and eliminations increased by $25 million to $168 million for the nine months ended June 30, 2022 from $143 million for the nine months ended June 30, 2021 due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at June 30, 2022
At June 30, 2022, we had $3.785 billion of debt (which is net of $42 million of premiums, discounts and deferred financing costs), $345 million of cash and equivalents (net debt of $3.440 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $156 million of Warner Music Group Corp. equity. This compares to $3.346 billion of debt (which is net of $37 million of premiums, discounts and deferred financing costs), $499 million of cash and equivalents (net debt of $2.847 billion) and $31 million of Warner Music Group Corp. equity at September 30, 2021.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the nine months ended June 30, 2022 and June 30, 2021 are unaudited and have been derived from our consolidated interim financial statements included elsewhere herein.

	Nine Months Ended June 30,
	2022	2021
Cash provided by (used in):
Operating activities	$336	$410
Investing activities	(763)	(566)
Financing activities	280	35
Operating Activities
Cash provided by operating activities was $336 million for the nine months ended June 30, 2022 as compared with cash provided by operating activities of $410 million for the nine months ended June 30, 2021. The $74 million decrease in cash provided by operating activities was primarily due to the timing of working capital, driving a use of cash from working capital, partially offset by an increase in OIBDA.
Investing Activities
Cash used in investing activities was $763 million for the nine months ended June 30, 2022 as compared with cash used in investing activities of $566 million for the nine months ended June 30, 2021. The $763 million of cash used in investing activities in the nine months ended June 30, 2022 consisted of $499 million relating to investments and acquisitions of businesses, a portion of which was debt-financed, $178 million to acquire music-related assets, a portion of which was debt-financed, and $97 million relating to capital expenditures, partially offset by $11 million of proceeds from the sale of investments. The $566 million of cash used in investing activities in the nine months ended June 30, 2021 consisted of $49 million relating to investments and acquisitions of businesses, $58 million relating to capital expenditures and $459 million to acquire music-related assets, a portion of which was debt-financed.
Financing Activities
Cash provided by financing activities was $280 million for the nine months ended June 30, 2022 as compared with cash provided by financing activities of $35 million for the nine months ended June 30, 2021. The $280 million of cash provided by financing activities for the nine months ended June 30, 2022 consisted of proceeds from debt issuance of $535 million, which was used to fund the acquisition of a business and music-related assets, partially offset by dividends paid of $235 million, taxes paid related to net share settlement of restricted stock units of $6 million, deferred financing costs of $5 million, cash paid to settle contingent consideration of $4 million and distributions to noncontrolling interest holders of $5 million. The $35 million of cash provided by financing activities for the nine months ended June 30, 2021 consisted of proceeds from debt issuance of $244 million which was used to fund the acquisition of music-related assets and proceeds from the increase supplement to the Senior Term Loan Facility of $325 million, partially offset by the redemption of the outstanding aggregate principal amount of $325 million of the 5.500% Senior Notes due 2026, dividends paid of $187 million, call premiums paid on early redemption of the 5.500% Senior Notes due 2026 of $8 million, deferred financing costs of $8 million and distributions to noncontrolling interest holders of $6 million.
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
We are continuing our financial transformation initiative, launched in August 2019, to upgrade our information technology and finance infrastructure, including related systems and processes, for which we currently expect upfront costs to be approximately $160 million, which includes capital expenditures of approximately $65 million. There has been a slight delay in the timing of the transformation initiative as a result of the ongoing effects of COVID-19. Annualized run-rate savings from the financial transformation initiative are expected to be between approximately $35 million and $40 million once fully implemented. We expect that our primary sources of liquidity will be sufficient to fund these expenditures.
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BB+ in July 2021 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba3 in 2020. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 3.4% as of June 30, 2022. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
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
Acquisition Corp. is the borrower under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $300 million and includes a $90 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) plus 1.875% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving LIBOR plus 1.00% per annum, plus, in each case, 0.875% per annum; provided that, for each of clauses

(i) and (ii), the applicable margin with respect to such loans is subject to adjustment upon achievement of certain leverage ratios as set forth in a leverage-based pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.09x at June 30, 2022, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement).
Existing Debt as of June 30, 2022
As of June 30, 2022, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2028	1,145
2.750% Senior Secured Notes due 2028 (€325 face amount)	341
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	466
3.000% Senior Secured Notes due 2031	800
Total long-term debt, including the current portion	$3,827
Issuance premium less unamortized discount and unamortized deferred financing costs	(42)
Total long-term debt, including the current portion, net	$3,785
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility available at June 30, 2022, less letters of credit outstanding of approximately $7 million at June 30, 2022. There were no loans outstanding under the Revolving Credit Facility at June 30, 2022.
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
On May 13, 2022, the Company’s board of directors declared a cash dividend of $0.15 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on June 1, 2022. The Company paid an aggregate of approximately $79 million and $235 million, or $0.15 and $0.45 per share, in cash dividends to stockholders and participating security holders for the three and nine months ended June 30, 2022, respectively.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of June 30, 2022.
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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended June 30, 2022, for the twelve months ended June 30, 2021 and for the three months ended June 30, 2022 and June 30, 2021. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended June 30, 2022. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$435	$278	$125	$61
Income tax expense	170	106	39	41
Interest expense, net	123	122	32	30
Depreciation and amortization	336	294	87	79
Loss on extinguishment of debt (a)	10	46	—	12
Net losses (gains) on divestitures and sale of securities (b)	9	(3)	—	(2)
Restructuring costs (c)	29	20	6	5
Net hedging and foreign exchange (gains) losses (d)	(148)	82	(55)	15
Transaction costs (e)	8	4	1	2
Business optimization expenses (f)	55	36	16	12
Non-cash stock-based compensation expense (g)	46	41	5	12
Other non-cash charges (h)	47	(34)	(4)	5
Pro forma impact of cost savings initiatives and specified transactions (i)	64	47	11	10
Adjusted EBITDA	$1,184	$1,039	$263	$282
Senior Secured Indebtedness (j)	$3,660
Leverage Ratio (k)	3.09x
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
(e)Reflects mainly transaction related costs.
(f)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $11 million and $41 million related to our finance transformation and other related costs for the three and twelve months ended June 30, 2022, respectively, as well as $9 million and $28 million for the three and twelve months ended June 30, 2021, respectively.
(g)Reflects non-cash stock-based compensation expense related to the Omnibus Incentive Plan and the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(h)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market of equity investments, investment losses (gains), mark-to-market adjustments of an earn-out liability and other non-cash impairments.
(i)Reflects expected savings resulting from transformation initiatives and the pro forma impact of certain specified transactions for the three and twelve months ended June 30, 2022. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $13 million increase in the twelve months ended June 30, 2022 Adjusted EBITDA.
(j)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $3.785 billion and the balance of current notes payable of approximately $125 million less cash of $250 million.
(k)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of June 30, 2022 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit

Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 15 to our audited consolidated financial statements for the fiscal year ended September 30, 2021, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2022, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2021.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of June 30, 2022, the Company had outstanding hedge contracts for the sale of $148 million and the purchase of $112 million of foreign currencies at fixed rates. Subsequent to June 30, 2022, certain of our foreign exchange contracts expired.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2022, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $4 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.827 billion of principal debt outstanding at June 30, 2022, of which $1.145 billion was variable-rate debt and $2.682 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At June 30, 2022, 70% of the Company’s debt was at a fixed rate. In addition, as of June 30, 2022, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $1.145 billion of U.S. dollar-denominated variable-rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt. As a result, as of June 30, 2022, 92% of the Company’s debt was effectively at a fixed rate. As of June 30, 2022, the Company’s interest rate swaps are expected to mature within two years.
Based on the level of interest rates prevailing at June 30, 2022, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.278 billion. Further, as of June 30, 2022, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $3 million or increase the fair value of the fixed-rate debt by approximately $68 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees continue to work remotely due to the COVID-19 global pandemic.

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
August 9, 2022

WARNER MUSIC GROUP CORP.

By:	/s/ STEPHEN COOPER
Name: Title:	Stephen Cooper Chief Executive Officer (Principal Executive Officer)

By:	/s/ ERIC LEVIN
Name: Title:	Eric Levin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)