Form 10-K
period 2022-09-30
Warner Music Group Corp.
filed 2022-11-22
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of April 1, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.5 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. Shares of the registrant’s common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of November 16, 2022, there were 137,203,473 shares of Class A Common Stock and 377,650,449 shares of Class B Common Stock of the registrant outstanding. The registrant has filed all Exchange Act reports for the preceding 12 months.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 30, 2022.

WARNER MUSIC GROUP CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms or the negative thereof. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include, without limitation, our ability to compete in the highly competitive markets in which we operate, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music, including through new distribution channels and formats to capitalize on the growth areas of the music entertainment industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music entertainment industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, our success in limiting piracy, the growth of the music entertainment industry and the effect of our and the industry’s efforts to combat piracy on the industry, our intention and ability to pay dividends or repurchase or retire our outstanding debt or notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, our ability to fund our future capital needs and the effect of litigation on us.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to accurately predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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

SUMMARY RISK FACTORS
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:
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
•our ability to obtain, maintain, protect and enforce our intellectual property rights;
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
Following the completion of the IPO, Access and its affiliates continue to hold all of the Class B common stock of the Company, par value $0.001 per share (“Class B Common Stock”), representing approximately 98% of the total combined voting power of the Company’s outstanding common stock and approximately 73% of the economic interest. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ. See Item 1A. Risk Factors — Risks Related to Our Controlling Stockholder.
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
Our Recorded Music business, home to superstar recording artists such as Ed Sheeran, Bruno Mars, Cardi B and Dua Lipa, generated $4.966 billion of revenue in fiscal 2022, representing 84% of total revenues. Our Music Publishing business, which includes esteemed songwriters such as Twenty One Pilots, Lizzo and Katy Perry, generated $958 million of revenue in fiscal 2022, representing 16% of total revenues. We benefit from the scale of our global platform and our local focus.
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
Consumer Trends and Demographics
Consumers today engage with music in more ways than ever. According to the International Federation of the Phonographic Industry (“IFPI”) Engaging with Music 2021 report, global consumers spent 18.4 hours listening to music each week in 2021. Demographic trends and digital music penetration have been key factors in driving growth in music consumption. Younger consumers typically are early adopters of new technologies, including music-enabled devices. According to IFPI’s Engaging with Music 2021 report, in 2021, the rapid emergence of short-form video, livestreaming and in-game experiences drove new opportunities in music. Of the time people spent using short-form video apps, 68% involved music-dependent videos. In addition, 29% of the surveyed population had watched a music livestream such as a concert in the last 12 months, and in gaming, 31% of gamers have attended a virtual concert on platforms like Fortnite, Roblox, or Minecraft. Additionally, according to IFPI, in the physical sales space, for the first time in 20 years, there was growth in the physical market. Revenues increased by 16.1% to $5 billion. This was partly driven by a recovery in physical retail which had been heavily impacted in 2020 by the COVID-19 pandemic. Revenues from CDs grew for the first time this millennium and there was particularly strong engagement with the format in Asia. At the same time, the recent resurgence of interest in vinyl continued with very strong revenue growth in 2021 of 51.3% (up from 25.9% growth in 2020).

Members of older demographic groups are also increasing their music engagement. According to an IFPI survey, users of paid accounts as a percentage of all streaming service users rose from 38% to 47% of those surveyed between 2019 and 2021, with growth seen across all demographics. While 55- to 64-year-olds using streaming services remained the age group least likely to use a paid streaming service, they saw the fastest uptake in growth in relative terms.
Music permeates our culture across age groups, as evidenced by the footprint that music has across social media. According to the Recording Industry Association of America (“RIAA”), as of September 2022, 6 out of the top 10 most followed accounts on Twitter belong to musicians, and according to YouTube, the majority of videos that have achieved more than one billion lifetime views as well as the top 10 most watched videos of all time, belong to musicians. Further, according to MusicWatch Inc., 77% of music consumers across all age groups used social media for music in 2021.
The music industry as a whole is currently undergoing a transformation driven by Gen Z. According to Luminate, Gen Z is investing more time and money on music when compared to the average music listener. They spend 21% more hours and spend 18% more money on music annually compared to the average music listener. Gen Z listeners are also 28% more likely to pay for premium music subscriptions. One in four Gen Z listeners who are not currently paying for a streaming service intend to begin paying for one in the next 6 months.
Recorded Music
The recorded music industry generated $25.9 billion in global revenue in 2021, according to IFPI, which represents a year-over-year increase of 18.5%, marking the seventh consecutive year of growth. According to IFPI, global recorded music revenue has grown at a CAGR of 11% since 2017.
IFPI measures the recorded music industry on a global scale based on five revenue categories: streaming, downloads and other digital (excluding streaming), physical, synchronization and performance rights. Streaming is the largest of these categories, generating $16.9 billion of revenue in 2021, representing 65% of global recorded music revenue. Within streaming, subscription audio streams generated approximately 73% of revenue, or $12.3 billion, with the remainder of streaming revenue coming from ad-supported audio streams and video streams, which generated 27% of revenue, or $4.6 billion. Overall, streaming grew by 24.3% in 2021 as compared to 2020. Physical represented approximately 19% of global recorded music revenue in 2021, with growth in both vinyl and CD sales. Performance rights revenue represents the use of recorded music by broadcasters and public venues, and represented approximately 9% of global recorded music revenue in 2021. Downloads and other digital revenue represented approximately 4% of global recorded music revenue in 2021. Synchronization revenue is generated from the use of recorded music in advertising, film, video games and television content, and represented 2% of global recorded music revenue in 2021.
Global Recorded Music Industry Revenues 2017 to 2021 ($ in billions)
Source: IFPI
From a geographical standpoint, the largest markets for recorded music in 2021 were the United States, Japan, the United Kingdom, Germany, France, China, South Korea, Canada, Australia and Italy. The graphic below sets out the top ten markets and their respective revenue growth for 2021.

Source: IFPI
We believe the following secular trends will continue to drive growth in the recorded music industry:
Streaming Still in Early Stages of Global Adoption and Penetration
According to IFPI, global paid music streaming subscribers totaled 528 million at the end of 2021. While this represents an increase of 19% from 443 million in 2020, it still represents less than 14% of the 3.9 billion smartphone users globally in 2021, according to Newzoo. It also represents a small fraction of the user base for large, globally scaled digital services such as Facebook, which reported 3.0 billion monthly users as of September 2022, and YouTube, which reported over 2.5 billion monthly users as of September 2022. Additionally, Instagram reported 1.5 billion monthly users while TikTok reported 1.0 billion monthly users. On-demand audio streaming reached 1.13 trillion streams in the United States in 2021, according to Luminate (formerly MRC Data/Billboard).
The potential of global paid streaming subscriber growth is demonstrated by the penetration rates in early adopter markets. Approximately 58% of the population in Sweden, where Spotify was founded, was estimated to be paid music subscribers in 2021, according to Goldman Sachs. This compares to approximately 38%, 35% and 30% for established markets such as the United States, United Kingdom and Germany, respectively. There also remains substantial opportunity in emerging markets, such as Brazil and India, where paid streaming penetration is low compared to developed markets. According to Goldman Sachs, paid streaming penetration for Brazil and India in 2021 was 12% and 1%, respectively.
China, in particular, represents a substantial growth market for the recorded music industry. Digital music monetization models, including paid streaming and virtual gifting (which refers to the purchase of a digital, non-durable, non-physical item (e.g., an emoji) that is delivered to another person often during a live karaoke performance), created the foundation for the recorded music industry to overcome piracy and generate revenue in China. According to Goldman Sachs, paid streaming models are at an early stage in China, with an estimated 8% paid streaming penetration rate in 2021. Despite its substantial population, China was the world’s sixth-largest music market in 2021, having only broken into the top 10 in 2017.
Opportunities for Improved Streaming Pricing
In addition to paid subscriber growth, we believe that, over time, streaming revenues will increase due to pricing increases as the broader market further develops. Streaming services are already at the early stages of experimenting with price increases. For example, in 2021 Spotify increased prices in the United States, the UK and other European markets. Spotify has reported positive early results, having seen no meaningful impacts to churn or customer intake in these markets. In 2022, Apple Music increased prices of its student plans in the United States, the UK and Canada, and Amazon Music Unlimited increased the prices of both its individual and family subscription plans. We believe the value proposition that streaming provides to consumers supports premium product initiatives.

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
Short-form music and music-based video content has grown rapidly, driven by the growth of global social video applications such as TikTok, which features short videos often set to music. According to Sensor Tower, TikTok was the most downloaded app globally in the first half of 2022, surpassing 3.5 billion all-time downloads. Such applications have the potential for mass adoption, illustrating the opportunity for additional platforms of scale to be created to the benefit of the music entertainment industry. These platforms enable incremental consumption of music appealing to varied, and often younger, audiences. From a recording artist’s perspective, these platforms have the potential to rewrite the path to stardom. For example, our recording artist, Fitz & the Tantrums, an American band, rose to international fame in 2018 as their song “HandClap” went viral in Asia on TikTok. Fitz & the Tantrums quickly topped the international music charts in South Korea and surpassed one billion streams in China. Short-form music and music-based video content have also become increasingly popular on social media platforms such as Facebook, Instagram and YouTube (through its recent introduction of “Shorts”), further illustrating the growing number of potential pathways through which recording artists may gain consumer exposure and grow connections with their fans.
Music Publishing
Music publishing involves the acquisition of rights to, and the licensing of, musical compositions (as opposed to sound recordings) from songwriters, composers or other rights holders. According to Music & Copyright, the music publishing industry generated $6.9 billion in global revenue in 2021, representing an approximate 17.6% increase from $5.9 billion in 2020 (following an increase in global music publishing revenues of 5.2% from 2019 to 2020).
Music publishing revenues are classified by Music & Copyright as coming from four main royalty sources: digital; mechanical; performance; and synchronization. In 2021, digital, which accounted for approximately 57% of global revenue, represented the largest component of industry revenues, while synchronization, which accounted for approximately 18%, represented the second-largest and fastest-growing component of industry revenues. Performance accounted for approximately 17% of global revenue in 2021. Mechanical revenues from traditional physical music formats (e.g., vinyl, CDs, DVDs), accounted for approximately 6% of global revenue in 2021.
Global Music Publishing Industry Revenues 2017 to 2021 ($ in billions)
Positive Regulatory Trends
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
Copyright Royalty Board (“CRB”). In 2018, the CRB issued its determination of royalty rates and terms, significantly increasing the mechanical royalty rates paid for musical compositions in the United States from 2018 through 2022. In August 2020, following an appeal of that decision by some digital music services, the decision was vacated in part and the case was remanded to the CRB for further proceedings. In 2018, the CRB issued its determination of royalty rates and terms, significantly increasing the royalty rates paid for sound recordings in the United States by SiriusXM from 2018 through 2022, and the MMA extended that increase through 2027. In 2022, The National Music Publishers’ Association (“NMPA”), the Nashville Songwriters Associations International (“NSAI”) and the Digital Media Association (“DiMA”) announced a settlement regarding the U.S. mechanical streaming rates for 2023-2027. The agreement sets the headline royalty rate for this period at 15.35% of total revenue, which will be introduced gradually over the course of the five-year term. Earlier in 2022, songwriters and publishers won a raise in streaming headline royalty rates from 10.5% to 15.1% over the 2018-2022 period. The headline rates escalate from 15.1% of total revenue in 2023 to 15.2% in 2024 and then a half a percentage point increase in each of the remaining three years, peaking at 15.35% in 2027. This settlement will also change other important factors in U.S. mechanical streaming rates, including increases to per-subscriber minimums and Total Content Costs (“TCC”). According to the joint announcement of the deal, this also “modernizes” the way music streaming-related product and service bundles are treated and has updated its rules on how streaming services can incentivize potential subscribers.
European Union Copyright Directive. In 2019, the European Union (“EU”) passed legislation which will rein in safe harbors from liability for copyright infringement and rebalance the online marketplace to ensure that rightsholders and recording artists are remunerated fairly when their music is shared online by user-uploaded content services such as YouTube.
Our Competitive Strengths
Well-Positioned to Benefit from Growth in the Global Music Market Driven by Streaming. The music entertainment industry has undergone a transformation in the consumption and monetization of content towards streaming over the last five years. According to the IFPI, from 2017 through 2021, global recorded music revenue grew at a CAGR of 11%, with streaming revenue growing at a CAGR of 27% and increasing as a percentage of global recorded music revenue from 38% to 65% over the same period. By comparison, from fiscal year 2017 to fiscal year 2021, our recorded music streaming revenue grew at a CAGR of 22% and increased as a percentage of our total recorded music revenues from 44% to 65%. We believe our innovation-focused operating strategy with an emphasis on genres that over-index on streaming platforms (e.g., hip-hop and pop) has consistently allowed our digital revenue growth to keep pace with the market, highlighted by our becoming the first major music entertainment company to report that our streaming revenue was the largest source of recorded music revenue in 2016.
The growth of streaming services has not only improved the discoverability and personalization of music, but has also increased consumer willingness to pay for seamless convenience and access. We believe consumer adoption of paid streaming services still has significant potential for growth. For example, according to Goldman Sachs, in 2021, approximately 58% of the smartphone users in Sweden, an early adopter market, was paid music subscribers. This illustrates the opportunity to drive long-term growth by increasing penetration of paid subscriptions throughout the world, including important markets such as the United States, Japan, Germany, the United Kingdom and France, where paid subscriber levels are lower. Our catalog and roster of recording artists and songwriters, including our strengths in hip-hop and pop music, position us to benefit as streaming continues to grow. We also believe our diversified catalog of evergreen music amassed over many decades will prove advantageous as demographics evolve from younger early adopters to a wider demographic mix and as digital music services target broader audiences.
Established Presence in Growing International Markets, Including China. We believe we will benefit from the growth in international markets due to our local A&R focus, as well as our local and global marketing and distribution infrastructure that includes a network of subsidiaries, affiliates, and non-affiliated licensees and sub-publishers in more than 70 countries. We are developing local talent to achieve regional, national and international success. We have expanded our global footprint over time by acquiring independent recorded music and music publishing businesses, catalogs and recording artist and songwriter rosters in China, Indonesia, Poland, Russia and South Africa, among other markets. In addition, we have increased organic investment in heavily populated emerging markets by, for example, launching Warner Music Middle East, our recorded music affiliate covering 17 markets across the Middle East and North Africa (“MENA”) with a total population of 472 million people, by acquiring Qanawat, one of the largest independent distributors in MENA, and by investing in Rotana, one of the leading independent labels in MENA. We have also strengthened our Warner Music Asia executive team with new appointments and promotions.
With every region around the world at different stages in transitioning to digital formats, we believe establishing creative hubs by opening new regional offices and partnering with local players will achieve our objective of building local expertise while delivering maximum global impact for our recording artists and songwriters. For example, we recently acquired one of South Africa’s leading independent music labels, Coleske, and music from this influential label’s recording artists and songwriters will join our repertoire and receive the support of our wide-ranging global expertise, including distribution and artist services.
Differentiated Platform of Scale with Top Industry Position. With over $4.9 billion in annual recorded music revenues, over half of which are generated outside of the United States, we believe our platform is differentiated by the scale, reach and broad appeal of our music. Our collection of owned and controlled recordings and musical compositions, spanning a large variety of genres and geographies over many decades, cannot be replicated. As one of three major music entertainment companies, our industry position remains strong and poised for continued growth. As reported in Music & Copyright, our global recorded music market share has increased approximately 8% from 2011 to 2021, growing from 15.1% to 16.3%. In addition, according to Nielsen, Atlantic Records was the No. 1 record label on the Billboard 200 in the United States in 2017, 2018 and 2019.
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
Strong Financial Profile with Robust Growth, Operating Leverage and Free Cash Flow Generation. For fiscal year 2020 through fiscal year 2022, we have grown as-reported revenues at a CAGR of 15% driven by secular tailwinds, organic reinvestment in A&R and strategic acquisitions, partially offset by the impact of the business disruption resulting from the COVID-19 pandemic. For our fiscal year 2022, our business generated net income and Adjusted EBITDA of $555 million and $1,196 million, respectively, implying an Adjusted EBITDA margin of approximately 20%. We believe our financial profile provides a strong foundation for our continued growth.
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
Expertise in Strategic Acquisitions and Investments That Extend Our Capabilities. Since 2011 when Access became our controlling shareholder, we have completed more than 15 strategic acquisitions. The acquisition of PLG in 2013 significantly strengthened our worldwide roster, global footprint and executive talent, particularly in Europe. The acquisition of 300 Entertainment in 2022 strengthened and diversified Elektra Music Group by adding a hip-hop focused label which led to the subsequent launch of 300 Elektra Entertainment, or 3EE, a frontline label group that brings together the multi-genre power of 300 Entertainment and Elektra. In addition, we have made several smaller strategic acquisitions aimed at expanding our artist services capabilities in our Recorded Music business, including EMP, one of Europe’s leading specialty music and entertainment merchandise e-tailers; Sodatone, a premier A&R insight tool; UPROXX, the youth culture and video production powerhouse; Spinnin’ Records, one of the world’s leading independent electronic music companies; and Songkick’s concert discovery application. These transactions showcase the growing breadth of our platform across the music entertainment ecosystem and have increased our direct access to fans of our recording artists and songwriters. In addition to our commercial arrangements with digital music services, we opportunistically invest in some of those services as well as other companies in our industry, including minority equity stakes in Deezer, a French digital music service in which Access owns a controlling equity interest, and Tencent Music Entertainment Group, the leading online music entertainment platform in China. Acquiring and investing in businesses that are highly complementary to our existing portfolio further enables us to potentially derive incremental and new revenue streams from different business models in new markets.

Our Growth Strategies
Attract, Develop and Retain Established and Emerging Recording Artists and Songwriters. A critical component of our global strategy is to produce an increasing flow of new music by finding, developing and retaining recording artists and songwriters who achieve long-term success. Since 2011, our annual new releases have grown significantly and our catalog of musical compositions has increased to more than one million. We expect to enhance the value of our assets by continuing to attract and develop new recording artists and songwriters with staying power and market potential. Our A&R teams seek to sign talented recording artists and songwriters who will generate meaningful revenues and increase the enduring value of our catalog. We have also made meaningful investments in technology to further expand our A&R capabilities in a rapidly changing music environment. In 2018, we acquired Sodatone, an advanced A&R tool that uses streaming, social and touring data to help track early predictors of success. When combined with the strength of our current ability to identify creative talent, we expect this to further enhance our ability to scout and sign breakthrough recording artists and songwriters. In addition, we anticipate that investment in, or commercial relationships with, technology companies will enable us to tailor our marketing efforts for established recording artists and songwriters by gaining valuable insight into consumer reactions to new releases. We regularly evaluate our recording artist and songwriter rosters to ensure that we remain focused on developing the most promising and profitable talent and are committed to maintaining financial discipline in the negotiation of our agreements with recording artists and songwriters.
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
Expand Global Presence with Investment in Local Music in Nascent Markets. We recognize that music is inherently local in nature, shaped by people and culture. IFPI considers the global recorded music market in seven distinct regions. In 2021, five out of these seven regions achieved double-digit growth with MENA being the fastest growing region at 35% revenue growth followed by Latin America at 31% revenue growth. One of our vital business functions is to help our recording artists and songwriters solve the complexities associated with a fragmented, global market of mixed musical tastes. We have found that investment in local music provides the best opportunity to understand these nuances, and we have made it a strategic priority to seek out investment opportunities in emerging markets. For example, we opened an office in the MENA region to prepare for the forecasted rise in smartphone penetration and projected uptake in digital music. These investments are made with the purpose of increasing our understanding of local market dynamics and popularizing our current roster of recording artists and songwriters around the world.
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
Recorded Music (84%, 86% and 85% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively)
Our Recorded Music business primarily consists of the discovery and development of recording artists and the related marketing, promotion, distribution, sale and licensing of music created by such recording artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing, distributing and selling music to marketing and promoting recording artists and their music.
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
Recording Artists’ Contracts
Our recording artists’ contracts define the commercial relationship between our recording artists and our record labels. We negotiate recording contracts with recording artists that define our rights to use the recording artists’ music. In accordance with the terms of the contract, the recording artists receive royalties based on sales and other uses of such recording artists’ music. We customarily provide upfront payments to recording artists called advances, which are recoupable by us from future royalties otherwise payable to such recording artists. We also typically pay costs associated with the recording and production of music, which in many countries are treated as advances recoupable by us from future royalties. Our typical contract for a new recording artist covers a sufficient number of master recordings to constitute an extended-play record (known as an EP) or an album and provides us with a series of options to acquire subsequent albums from the artist. Royalty rates and advances are often increased for subsequent albums for which we have exercised our options. Many of our contracts contain a commitment from the record label to fund video production costs, at least a portion of which in certain countries is treated as advances recoupable by us from future royalties.
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
In connection with the digital distribution of our music, we currently partner with a broad range of digital music services, such as Amazon, Apple, Deezer, KKBox, Spotify, Telefonica, Tencent Music Entertainment Group and YouTube, and are actively seeking to develop and grow our digital business. We also sell traditional physical formats through both the online distribution arms of traditional retailers such as target.com and walmart.com and traditional online physical retailers such as amazon.com, bestbuy.com and barnesandnoble.com. Streaming services stream our music on an ad-supported or paid subscription basis. In addition, downloading services download our music on a per-album or per-track basis. In digital formats, per-unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and license digital products, it is reasonable to expect that we will generally derive a higher contribution margin from streaming and downloads than from physical sales. We sell our physical recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music.
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
We enter into agreements with digital music services to make our music available for access in digital formats (e.g., streaming and downloads). We then provide digital assets for our music to these services in an accessible form. Our agreements with these services establish our fees for the distribution of our music, which vary based on the service. We typically receive accounting from these services on a monthly basis, detailing the distribution activity, with payments rendered on a monthly basis. Our agreements with digital music services generally last one to three years. In fiscal year 2022, Recorded Music revenue earned under our agreements with our top three digital music accounts, Spotify, YouTube and Apple, accounted for approximately 43% of our Recorded Music revenues.
Since the emergence of digital formats, our business has become less seasonal in nature and driven more by the timing of our releases.
Music Publishing (16%, 14% and 15% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively)
While Recorded Music is focused on marketing, promoting, distributing and licensing a particular recording of a musical composition, Music Publishing is an intellectual property business focused on generating revenue from uses of the musical composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business shares the revenues generated from use of the musical compositions with the songwriter or other rightsholders.
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
In the digital world, consumers have more than 100 million tracks at their fingertips, growing at a rate of approximately 100,000 songs per day. The sheer volume of music being released on digital music services is making it harder for recording artists and songwriters to stand out and get noticed. At the same time, music that is fresh and original is currently what resonates most strongly on digital music services. We believe our Recorded Music and Music Publishing businesses remain not just relevant, but essential to the booming music entertainment economy. Our proven ability to cut through the noise is more necessary and valuable than ever.
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
Global Reach and Local Expertise
As of September 30, 2022, we employed approximately 6,200 persons around the world. This means we can build local fan bases for international recording artists and songwriters, as well as supply the network to deliver worldwide fame. Our local strength fuels our global impact and vice versa. We employ a global priority system to provide as many recording artists as possible a genuine shot at success. Our approach combines a deep understanding of local cultures, with a close-knit, nimble team that is in constant communication around the world.
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
•Global superstars such as Ed Sheeran, Cardi B, Bruno Mars, Lizzo, Coldplay, Dua Lipa, Michael Bublé, Kelly Clarkson, David Guetta, Kenny Chesney, Madonna, Neil Young, Red Hot Chili Peppers, Prince, Pink Floyd, David Bowie, Fleetwood Mac, Aretha Franklin and The Smiths.
•Next-generation talent including Megan Thee Stallion, Jack Harlow, Roddy Ricch, Saweetie, Paulo Londra, Burna Boy, Bebe Rexha, Zach Bryan, Ashnikko, PinkPantheress and CKay.
•International stars such as Anitta, Aya Nakamura, TWICE, Ava Max, Charlie Puth, Capo Plaza, Pablo Alborán, Udo Lindenberg and Laura Pausini.
Our Music Publishing business includes musical compositions by:
•Superstars such as Madonna, William Corgan, Belly, Cardi B, Bruno Mars, Anderson Paak, Lizzo, Tones and I, Pablo Alborán, Lin Manuel Miranda, Chris Stapleton, Dan + Shay, Tayla Parx, Damon Albarn, Dave Mustaine, Katy Perry and Kacey Musgraves.
•International talent such as Jonathan Lee, Tia Ray, Manuel Medrano, Melendi, Bausa, Shy’m, Tove Lo, Joaquin Sabina and Jack & Coke.

•Songwriting icons like David Bowie, Cole Porter, Grateful Dead, Led Zeppelin, Quincy Jones, George Michael, Marco Antonio Solís, Eric Clapton, Brody Brown, Liz Rose, Justin Tranter, busbee, The-Dream, Dr. Dre, Stephen Sondheim, George & Ira Gershwin and Gamble & Huff.
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
The recorded music industry is highly competitive based on consumer preferences and is rapidly changing. At its core, the recorded music business relies on artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new recording artists whose work gains commercial acceptance. According to Music & Copyright, in 2021, the three largest recorded music companies were Universal Music Group, Sony Music Entertainment and us, which collectively accounted for approximately 70% of global recorded music revenues. There are many mid-sized and smaller players in the industry that accounted for the remaining approximately 30%, including independent recorded music companies. Universal Music Group was the market leader with an approximately 32% global market share in 2021 after absorbing the bulk of the recorded music assets of the former EMI in late 2012, followed by Sony Music Entertainment with an approximately 21% share. We held an approximately 16% share of global recorded music revenues in 2021.
The music publishing industry is also highly competitive. The three largest music publishing companies collectively accounted for approximately 60% of the global market in 2021 according to Music & Copyright. According to Music & Copyright, Sony Music Publishing was the market leader in music publishing in 2021 with an approximately 25% share (reflecting its ownership of the EMI music publishing assets). Universal Music Publishing was the second-largest music publisher with an approximately 23% share, followed by us at approximately 12%. There are many mid-sized and smaller players in the industry that account for the remaining approximately 40%, including many individual songwriters who publish their own works.
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
Trademarks
We consider our trademarks to be valuable assets to our business. Although we cannot assure you that our trademark applications, even for major trademarks, will register, we endeavor to register our major trademarks in every country where we believe the protection of these trademarks is important for our business. Our major trademarks include 300 Entertainment, ADA, Asylum, Atlantic, East West, Elektra, EMP, Erato, Nonesuch, Parlophone, Reprise, Rhino, Roadrunner, Sire, Songkick, SPINNIN’ RECORDS and Warner Chappell, and their respective logos. We also use certain trademarks pursuant to a royalty-free license agreement. The duration of the license relating to the WARNER, WARNER MUSIC and WARNER RECORDS word marks and “W” logo is perpetual, but may be terminated under certain limited circumstances, including our material breach of the license agreement and certain events of insolvency. We actively monitor and protect against activities that might infringe, dilute or otherwise harm our trademarks. However, the actions we take to protect our trademarks may not be adequate to prevent third parties from infringing, diluting, or otherwise harming our trademarks, and the laws of foreign countries may not protect our trademark rights to the same extent as do the laws of the United States.
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
Human Capital
As of September 30, 2022, we employed approximately 6,200 persons worldwide, including temporary and part-time employees as well as employees that were added through acquisitions. As of such date, none of our employees in the United States were subject to a collective bargaining agreement, although certain employees in our non-domestic companies were covered by national labor agreements. We believe that our relationship with our employees is good.
As a global music entertainment company, we recognize the strength that diversity brings to our teams. The work we do is powered by our diverse, talented and motivated employees, and we are dedicated to cultivating a culture of belonging that supports the ability of every person to grow and thrive. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including learning, mentoring, coaching and development programs. To support employee well-being in response to the COVID-19 pandemic and the transition to full-time work from home, we established a number of programs, including flexible work schedule options, and provided employees with a home office stipend and other benefits and support to care for themselves or family members impacted by COVID-19.
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
The industries in which we operate are highly competitive, have experienced ongoing consolidation among major music entertainment companies and are driven by consumer preferences that are rapidly changing. Additionally, they require substantial human and capital resources. We compete with other recorded music companies and music publishing companies to identify and sign new recording artists and songwriters with the potential to achieve long-term success and to enter into and renew agreements with established recording artists and songwriters. In addition, our competitors may from time to time increase the amounts they spend to discover, or to market and promote, recording artists and songwriters or reduce the prices of their music in an effort to expand market share. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with recording artists who may choose to distribute their own works (which has become more practicable as music is distributed online rather than physically) and companies in other industries (such as Spotify) that may choose to sign direct deals with recording artists or recorded music companies. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works and companies in other industries that may choose to sign direct deals with songwriters or music publishing companies. In addition to competition from traditional music industry players, we also face competition from new entrants, including investment funds that make acquisitions or investments in recorded music or music publishing catalogs and the income streams derived therefrom. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, motion pictures and video games in physical and digital formats.
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
Streaming revenue is important because it has offset declines in downloads and physical sales and represents a growing area of our business. According to IFPI, streaming revenue, which includes revenue from ad-supported and subscription services, accounted for approximately 94% of digital revenue in 2021, up approximately 2% year-over-year. There can be no assurance that this growth pattern will persist or that digital revenue will continue to grow at a rate sufficient to offset and exceed declines in downloads and physical sales. If growth in streaming revenue levels off or fails to grow as quickly as it has over the past several years, our business may experience reduced levels of revenue and operating income.

We are substantially dependent on a limited number of digital music services for the online distribution and marketing of our music, and they are able to significantly influence the pricing structure for online music stores and may not correctly calculate royalties under license agreements.
We derive an increasing portion of our revenue from the licensing of music through digital distribution channels. We are currently dependent on a small number of leading digital music services. In fiscal year 2022, revenue earned under our license agreements with our top three digital music accounts, Spotify, YouTube and Apple, accounted for approximately 40% of our total revenue. We have limited ability to increase our wholesale prices to digital music services as a small number of digital music services control much of the legitimate digital music business. If these services were to adopt a lower pricing model or if there were structural changes to other pricing models, we could receive substantially less for our music, which could cause a material reduction in our revenue, unless offset by a corresponding increase in the number of subscribers or transactions. We currently enter into short-term license agreements with many digital music services and provide our music on an at-will basis to others. There can be no assurance that we will be able to renew or enter into new license agreements with any digital music service. The terms of these license agreements, including the royalties that we receive pursuant to them, may change as a result of changes in our bargaining power, changes in the industry, changes in the law or for other reasons. Decreases in royalty rates, rates of revenue sharing or changes to other terms of these license agreements may materially impact our business, operating results and financial condition. Digital music services generally accept and make available all of the music that we deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music entertainment companies like us, our revenue could be significantly reduced. See “Business—Recorded Music—Sales and Digital Distribution.”
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
Under our license agreements and relevant statutes, we receive royalties from digital music services in exchange for the rights to stream or otherwise offer our music. The determination of the amount and timing of such payments is complex and subject to a number of variables, including the revenue generated, the type of music offered and the country in which it is sold, identification of the appropriate licensor, and the service tier on which music is made available. As a result, we may not be paid appropriately for our music. Failure to be accurately paid our royalties may adversely affect our business, results of operations and financial condition.
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
In addition, our results can be affected by trends, developments and other events in individual countries. There can be no assurance that in the future country-specific trends, developments or other events will not have a significant adverse effect on our business, results of operations or financial condition. Unfavorable conditions can depress revenues in any given market and prompt promotional or other actions that adversely affect our margins. On February 24, 2022, the geopolitical situation in Eastern Europe intensified with Russia's invasion of Ukraine, and the sanctions and other measures imposed in response to this conflict have increased global economic and political uncertainty. We own Recorded Music and Music Publishing businesses within Russia and, on March 10, 2022, the Company announced a suspension of these operations. While our operations in Russia do not constitute a material portion of our business, a significant escalation or expansion of the conflict's current scope, increased or sustained economic disruption, sanctions or countersanctions, further devaluation of the local currency or increased cyber-related disruptions could make it difficult to deliver our content, increase costs, and have an adverse effect on our results of operations.
Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.
As we continue to expand our international operations, we become increasingly exposed to the effects of fluctuations in currency exchange rates. The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, 54% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2022. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. During the current fiscal year, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates. However, these hedging strategies should not be expected to fully eliminate the foreign exchange rate risk to which we are exposed.
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
Our business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file sharing, by an inability to enforce our intellectual property rights in digital environments and by a failure to further develop successful business models applicable to a digital environment.

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
We also experienced a decline in licensing revenue and, to a lesser extent, ad-supported digital revenue in our Recorded Music business and synchronization, performance and ad-supported digital revenue in our Music Publishing business.
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
We compete with other music entertainment companies and other companies for top talent, including executive officers. Our success depends, in part, upon the continuing contributions of our executive officers, however, there is no guarantee that they will not leave. In fiscal year 2022, we did not have an employment agreement with our CEO. However, we have an employment agreement with our new CEO and other executive officers and they and other members of management are participants in our equity plans. The loss of the services of any of our executive officers or key members of management or the failure to attract and retain other executive officers could have a material adverse effect on our business or our business prospects.
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
As of September 30, 2022, we had $1.920 billion of goodwill and $145 million of indefinite-lived intangible assets. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends in the music entertainment industry. We performed an annual assessment, at July 1, 2022, of the recoverability of our goodwill and indefinite-lived intangibles as of September 30, 2022, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.
We also had $2.239 billion of definite-lived intangible assets as of September 30, 2022. FASB ASC Topic 360-10-35 (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No such events or circumstances were identified during the fiscal year ended September 30, 2022. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded could negatively affect our operating results and shareholders’ equity.
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
In an effort to be more efficient and generate cost savings, we have outsourced certain finance and accounting functions. As a result, we rely on third parties to ensure that our needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over processes, changes in pricing that may affect our operating results, and potentially, termination of these services by our suppliers. A failure of our service providers to perform services in a satisfactory manner may have a significant adverse effect on our business. We may outsource other back-office functions in the future, which would increase our reliance on third parties.
We have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings.
Our business is significantly impacted by ongoing changes in the music entertainment industry. In response, we actively seek to adapt our cost structure to the changing economics of the industry. For example, we have shifted and continue to shift resources from our physical sales channels to efforts focused on digital channels, emerging technologies and other new revenue streams, and we continue our efforts to reduce overhead and manage our variable and fixed-cost structure. In fiscal year 2018, we completed the creation of our new center of excellence for U.S. financial shared services in Nashville, Tennessee, which combined our U.S. transactional financial functions in one location. To establish the new center, we moved some of our U.S. departments to Nashville. In August 2019, we announced that we were beginning a financial transformation initiative to upgrade our information technology and finance infrastructure, including related systems and processes. There has been a delay in the timing of the transformation initiative as a result of the disruption from COVID-19. In addition, the size and scale of this global system implementation requires us to invest more time performing the rigorous system testing and data validation to ensure go-live readiness. We expect to incur material costs in connection with this project, and there can be no assurance that we will be successful in upgrading our systems and processes effectively or on the timetable and at the costs contemplated, or that we will achieve the expected long-term cost savings.
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
California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Such legislation could result in certain of our existing contracts with artists being declared unenforceable, or may restrict the terms under which we enter into contracts with artists in the future, either of which could adversely affect our business, results of operations and financial condition. In March 2021, a California Assembly Member introduced a bill (AB 1385) that sought to repeal Subsection (b). The bill was withdrawn in April 2021, but a similar bill was reintroduced in February 2022 and was ultimately rejected by the California State Senate in June 2022. The repeal of Subsection (b) and/or the passage of legislation similar to Section 2855 by other states could materially adversely affect our business, results of operations and financial position.
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
Fulfilling our obligations incident to being a public company is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.
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
We receive certain personal information about our customers and potential customers, and we also receive personal information concerning our employees, artists and vendors. In addition, our online operations depend upon the secure transmission of confidential information over public networks. We maintain security measures with respect to such information, but despite these measures, our service providers have experienced security breaches in the past and remain vulnerable to security breaches by computer hackers and others that attempt to penetrate the security measures that we have in place. A compromise of our security systems or our service providers’ security systems (through cyber-attacks, which are rapidly evolving and sophisticated, or otherwise) that results in personal information being obtained by unauthorized persons or other bad acts could adversely affect our reputation with our customers, potential customers, employees, artists and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of governmental penalties. Unauthorized persons have also attempted to redirect payments to or from us. If any such attempt were successful, we could lose and fail to recover the redirected funds, which loss could be material. We may also be subject to cyber-attacks that target our music, including not-yet-released music. The theft and premature release of this music may adversely affect our reputation with current and potential artists and adversely impact our results of operations and financial condition. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations.
We increasingly rely on third-party data storage providers, including cloud storage solution providers, resulting in less direct control over our data. Such third parties may also be vulnerable to security breaches and compromised security systems, which could adversely affect our business.
Evolving laws and regulations concerning data privacy may result in increased regulation and different industry standards, which could result in monetary penalties, increase the costs of operations or limit our activities.
We engage in a wide array of online activities globally and are thus subject to a broad range of related laws and regulations including, for example, those relating to privacy, consumer protection, data retention and data protection, online behavioral advertising, geo-location tracking, text messaging, e-mail advertising, mobile advertising, content regulation, defamation, age verification, the protection of children online, social media and other Internet, mobile and online-related prohibitions and restrictions. The regulatory framework for privacy and data security issues worldwide has become increasingly burdensome and complex, and is likely to continue to be so for the foreseeable future. Practices regarding the collection, use, storage, transmission, security and disclosure of personal information by companies operating over the Internet and mobile platforms are receiving ever-increasing public and governmental scrutiny.
The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for even greater regulation for the collection of information concerning consumer behavior on the Internet and mobile platforms, including regulation aimed at restricting certain targeted advertising practices, the use of location data and disclosures of privacy practices in the online and mobile environments, including with respect to online and mobile applications. State governments are engaged in similar legislative and regulatory activities (including the California Consumer Privacy Act (“CCPA”) effective on January 1, 2020, the California Privacy Rights and Enforcement Act, effective January 1, 2023 (“CPRA”) and other analogous statutes more recently in other states). The effects of CCPA and these other recently adopted laws includes an increased ability of individuals to control the use of their personal data; heightened transparency obligations, increased obligations of companies to maintain the security of data; and increased exposure to fines or damages for companies that do not accord individuals their specified privacy rights, that experience data breaches or that do not maintain cybersecurity at certain levels of quality.
In addition, privacy and data security laws and regulations around the world are being implemented rapidly and evolving. These new and evolving laws (including the European Union General Data Protection Regulation effective on May 25, 2018) have resulted in greater compliance burdens for companies with global operations. Globally, many government and consumer agencies have also called for new regulation and changes in industry practices with respect to information collected from consumers, electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising.

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
We are highly leveraged. As of September 30, 2022, our total consolidated indebtedness, net of premiums, discounts and deferred financing costs, was $3.732 billion. Further, we would have been able to borrow up to $296 million under our Revolving Credit Facility (as defined later in this Annual Report) as of September 30, 2022 (after giving effect to approximately $4 million of letters of credit outstanding under our Revolving Credit Facility as of September 30, 2022). On November 1, 2022, Acquisition Corp. borrowed $150 million under a new tranche of its term loan facility, the proceeds of which will be used to pay the deferred purchase price of certain music and music-related assets, to pay fees and expenses relating thereto and for general corporate purposes.
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
The indentures governing our outstanding notes and the credit agreements governing the Senior Credit Facilities contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things: create liens on certain debt and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
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
Any future downgrade of our ratings may make it more difficult or more expensive for us to obtain additional debt financing. Therefore, although reductions in our debt ratings may not have an immediate impact on the cost of debt or our liquidity, they may impact the cost of debt and liquidity over the medium term and future access at a reasonable rate to the debt markets may be adversely impacted.

Risks Related to Our Controlling Stockholder
Access continues to control us and may have conflicts of interest with other stockholders. Conflicts of interest may arise because affiliates of our controlling stockholder have continuing agreements and business relationships with us.
Access holds approximately 98% of the total combined voting power of our outstanding common stock and approximately 73% of the economic interest of our outstanding common stock. As a result, and in addition to certain other rights granted to Access, Access will continue to be able to control the election of our directors, affect our legal and capital structure, change our management, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Access also has sufficient voting power to amend our organizational documents. In addition, under the provisions of a stockholder agreement entered into with Access (the “Stockholder Agreement”), the relevant terms of which govern the powers afforded the Company under our organizational documents, Access has consent rights with respect to certain corporate and business activities that we may undertake, including during periods where Access holds less than a majority of the total combined voting power of our outstanding common stock. Specifically, the Stockholder Agreement provides that, until the date on which Access ceases to hold at least 10% of our outstanding common stock, Access’s prior written consent will be required before we may take certain corporate and business actions, whether directly or indirectly through a subsidiary, including, among others, the following:
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
Our Class A Common Stock has one vote per share and our Class B Common Stock has 20 votes per share. Given the greater number of votes per share attributed to our Class B Common Stock, Access, who is our only Class B Common Stock stockholder, holds approximately 98% of the total combined voting power of our outstanding common stock. As a result of our dual class ownership structure, Access is able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, mergers or acquisitions, asset sales and other significant corporate transactions. Further, Access owns shares representing approximately 73% of the economic interest of our outstanding common stock. Because of the 20-to-1 voting ratio between the Class B Common Stock and Class A Common Stock, the holders of Class B Common Stock collectively continue to control a majority of the total combined voting power of our outstanding common stock and therefore be able to control all matters submitted to our stockholders for approval, so long as the outstanding shares of Class B Common Stock represent at least approximately 10% of the total number of outstanding shares of common stock. This concentrated control will limit the ability of our other stockholders to influence corporate matters for the foreseeable future. For example, Access will be able to control elections of directors, amendments of our certificate of incorporation or by-laws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A Common Stock.
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
As of September 30, 2022, we had 137,199,200 outstanding shares of Class A Common Stock and 377,650,449 outstanding shares of Class B Common Stock. All of the shares of Class A Common Stock sold in the IPO were immediately tradable without restriction under the Securities Act except for any shares held by “affiliates,” as that term is defined in Rule 144 under the Securities Act, or “Rule 144.”

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
Additionally, shares of Class A Common Stock are registered under our registration statements on Form S-8 to be issued under our equity compensation plans, including the Plan, and, as a result, all shares of Class A Common Stock acquired upon settlement of deferred equity units granted under the Plan will also be freely tradable under the Securities Act, unless purchased by our affiliates. In addition, 31,169,099 shares of our Class A Common Stock were reserved for future issuances under the Omnibus Incentive Plan adopted in connection with the IPO over the 10-year period from the date of adoption. As of September 30, 2022, the Company has granted members of its Board of Directors a total of 248,040 shares of restricted and unrestricted common stock pursuant to the Omnibus Incentive Plan. These grants represent compensation for board service for the period from the grant date until the Company’s regularly scheduled annual shareholder meeting, at which time the restricted stock will be vested. Directors are entitled to dividends on this restricted stock during the vesting period.
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
As of September 30, 2022, our total consolidated indebtedness, net of premiums, discounts and deferred financing costs, was $3.732 billion, all of which ranks senior to our Class A Common Stock. On November 1, 2022, Acquisition Corp. borrowed $150 million under a new tranche of its term loan facility, the proceeds of which will be used to pay the deferred purchase price of certain music and music-related assets, to pay fees and expenses relating thereto and for general corporate purposes. If, in the future, we decide to issue additional debt or equity securities that rank senior to our Class A Common Stock, it is likely that such securities will also be governed by an indenture or other instrument containing covenants restricting our operating flexibility consistent with our existing debt agreements. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A Common Stock and may result in dilution to owners of our Class A Common Stock. We and, indirectly, our stockholders, bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Class A Common Stock will bear the risk of our future offerings reducing the market price of our Class A Common Stock and diluting the value of their stock holdings in us.
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
We intend to rely on these exemptions. As a result, we are not required to have a majority of independent directors, our compensation and our nominating and corporate governance committees will not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Consequently, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of NASDAQ corporate governance rules and requirements. Our status as a controlled company could make our Class A Common Stock less attractive to some investors or otherwise harm our stock price.

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
Holders of Record
As of November 16, 2022, there were approximately 14 stockholders of record of the Company's Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of individuals and entities, we excluded the total number of beneficial owners represented by these record holders. As of November 16, 2022, there were 7 stockholders of record of our Class B Common Stock.
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
The following graph shows a comparison of the cumulative total return on our Class A Common Stock from June 3, 2020 (the date our Class A Common Stock commenced trading on the Nasdaq Global Select Market) through September 30, 2022 with the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Nasdaq Composite Index over the same period, assuming the investment of $100 in our Class A Common Stock and in each index on June 3, 2020 and the reinvestment of dividends in each of our Class A Common Stock and each index. The graph uses the closing market price on June 3, 2020 of $30.12 per share as the initial value of our common stock, which had an initial public offering price of $25.00. The quarterly intervals below are based on the Company’s 52-week fiscal year in which each reporting period ended on the last Friday of the respective reporting period.

The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

	6/3/20	6/26/20	9/25/20	12/24/20	3/26/21	6/25/21	9/24/21	12/31/21	4/1/22	7/1/22	9/30/22
Warner Music Group Corp.	$100	$102	$91	$126	$114	$127	$149	$148	$136	$99	$95
S&P 500 Index	100	98	108	119	127	134	139	146	141	125	119
NASDAQ Composite Index	100	102	116	129	132	142	149	156	148	125	120
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
•Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020, as well as a discussion of our financial condition and liquidity as of September 30, 2022. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
In the United States, our Recorded Music business is conducted principally through our major record labels—Atlantic Records and Warner Records. In October 2018, we launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels, and in December 2021, we acquired 300 Entertainment and subsequently launched 300 Elektra Entertainment, or 3EE, a frontline label group that brings together the multi-genre power of 300 Entertainment and Elektra Music Group. Our Recorded Music business also includes Rhino Entertainment, a division that specializes in marketing our recorded music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music business through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’ Records, Warner Classics and Warner Music Nashville.
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
Our Recorded Music business’ operations include WMX, a next generation services division that connects artists with fans and amplifies brands in creative, immersive, and engaging ways. This division includes a rebranded WEA commercial services & marketing network (formerly Warner-Elektra-Atlantic Corporation, or WEA Corp.), which markets, distributes and sells music and video products to retailers and wholesale distributors, as well as acting as the Company’s media and creative content arm. Our business’ distribution operations also includes ADA, which markets, distributes and sells the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.
In addition to our music being sold in physical retail outlets, our music is also sold in physical form to online physical retailers, such as amazon.com, barnesandnoble.com and bestbuy.com, and distributed in digital form to an expanded universe of digital partners, including streaming services such as those of Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music and YouTube, radio services such as iHeart Radio and SiriusXM and other download services.
We have integrated the marketing of digital content into all aspects of our business, including A&R and distribution. Our business development executives work closely with A&R departments to ensure that while music is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-

centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributable to each distribution channel varies by region and proportions may change as the introduction of new technologies continues. As one of the world’s largest music entertainment companies, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.
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
Recent Events and Factors Affecting Results of Operations and Comparability
Fiscal Year End
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2022 includes 53 weeks, and both fiscal years ended September 30, 2021 and 2020 included 52 weeks. The additional week in fiscal year 2022 fell in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the fiscal year ended September 30, 2022 reflect 53 weeks compared to 52 weeks for both fiscal years ended September 30, 2021 and 2020. Starting with the 2023 fiscal year, the Company will transition to a reporting calendar in which the reporting periods end on the last day of the calendar quarter. The Company’s fiscal year will begin on October 1 and end on September 30 of each year.
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

Our results of operations, cash flows and financial condition at and for the fiscal years ended September 30, 2022, 2021 and 2020 were adversely affected by the global pandemic despite a partial recovery starting in fiscal year 2021 as businesses began to reopen and concerts and other live music resumed. For the fiscal year ended September 30, 2022, costs recognized by the Company attributable to COVID were not significant. For the fiscal year ended September 30, 2021, the Company recognized a one-time $3 million credit loss reserve reversal impacting OIBDA. For the fiscal year ended September 30, 2020, the Company recognized one-time charges of $17 million impacting OIBDA and a total of $22 million impacting net income.
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
Subsequent to the amendment, the awards issued under the Plan were converted from liability-classified to equity-classified and therefore are no longer adjusted for changes in the value of our common stock. We continue to incur non-cash stock-based compensation expense for awards that were unvested as of the modification date of the Plan and for awards issued under the Omnibus Incentive Plan. We incurred non-cash stock-based compensation expense and other related expenses of $42 million, $47 million and $608 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. The total expense of $608 million for fiscal 2020 includes the charge of $593 million as described above.
Management Agreement
Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access provided the Company and its subsidiaries with financial, investment banking, management, advisory and other services. As a result of the completion of the IPO, the Management Agreement terminated in accordance with its terms and the Company paid to Access a one-time termination fee and a fee for transaction services in an aggregate amount of $60 million, which was recorded within selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 30, 2020. As the Management Agreement was terminated in June 2020, the Company incurred no costs associated with the Management Agreement for the fiscal years ended September 30, 2022 and 2021. Prior to the termination of the Management Agreement, the Company incurred costs associated with the Management Agreement of approximately $7 million for the fiscal year ended September 30, 2020, which was recorded within selling, general and administrative expenses in the accompanying consolidated statements of operations.

RESULTS OF OPERATIONS
Fiscal Year Ended September 30, 2022 Compared with Fiscal Year Ended September 30, 2021 and Fiscal Year Ended September 30, 2020
Consolidated Results
Revenues
The Company’s revenues were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Revenue by Type
Digital	$3,305	$3,105	$2,568	$200	6%	$537	21%
Physical	563	549	434	14	3%	115	26%
Total Digital and Physical	3,868	3,654	3,002	214	6%	652	22%
Artist services and expanded-rights	767	599	525	168	28%	74	14%
Licensing	331	291	283	40	14%	8	3%
Total Recorded Music	4,966	4,544	3,810	422	9%	734	19%
Performance	159	122	142	37	30%	(20)	-14%
Digital	563	436	337	127	29%	99	29%
Mechanical	50	49	48	1	2%	1	2%
Synchronization	172	144	119	28	19%	25	21%
Other	14	10	11	4	40%	(1)	-9%
Total Music Publishing	958	761	657	197	26%	104	16%
Intersegment eliminations	(5)	(4)	(4)	(1)	25%	—	—%
Total Revenues	$5,919	$5,301	$4,463	$618	12%	$838	19%
Revenue by Geographical Location
U.S. Recorded Music	$2,231	$1,985	$1,609	$246	12%	$376	23%
U.S. Music Publishing	513	378	325	135	36%	53	16%
Total U.S.	2,744	2,363	1,934	381	16%	429	22%
International Recorded Music	2,735	2,559	2,201	176	7%	358	16%
International Music Publishing	445	383	332	62	16%	51	15%
Total International	3,180	2,942	2,533	238	8%	409	16%
Intersegment eliminations	(5)	(4)	(4)	(1)	25%	—	—%
Total Revenues	$5,919	$5,301	$4,463	$618	12%	$838	19%
Total Revenues
2022 vs. 2021
Total revenues increased by $618 million, or 12%, to $5,919 million for the fiscal year ended September 30, 2022 from $5,301 million for the fiscal year ended September 30, 2021. The current fiscal year included an additional week, primarily reflected in Recorded Music streaming revenue and $38 million in Recorded Music and Music Publishing downloads and other digital revenue from the settlement of certain copyright infringement cases (the “Copyright Settlement”). Additionally, the current fiscal year included the impact of a new deal with one of the Company’s digital partners affecting Recorded Music streaming revenue. The increase includes $198 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of total revenues for the fiscal year ended September 30, 2022, respectively, and 86% and 14% of total revenues for the fiscal year ended September 30, 2021, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 46% and 54% for the fiscal year ended September 30, 2022, respectively, and 45% and 55% for the fiscal year ended September 30, 2021, respectively.

Total digital revenues after intersegment eliminations increased by $327 million, or 9%, to $3,866 million for the fiscal year ended September 30, 2022 from $3,539 million for the fiscal year ended September 30, 2021, which includes $38 million in downloads and other digital revenue from the Copyright Settlement. Total streaming revenue increased 9% driven by growth across Recorded Music and Music Publishing. Recorded Music streaming revenue included the impact of a new deal with one of the Company’s digital partners. The growth in Music Publishing includes a benefit of $20 million resulting from the July 1, 2022 remand ruling by the Copyright Royalty Board in Phonorecords III upholding higher percentage revenue of U.S. mechanical royalty rates for 2018 to 2022 and reflects amounts expected to be paid (the “CRB Rate Benefit”). Total digital revenues represented 65% and 67% of consolidated revenues for the fiscal years ended September 30, 2022 and September 30, 2021, respectively. The decrease in digital revenues as a percentage of total revenue is primarily due to the growth of artist services and expanded-rights revenue. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2022 were composed of U.S. revenues of $1,983 million and international revenues of $1,885 million, or 51% and 49% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2021 were composed of U.S. revenues of $1,769 million and international revenues of $1,772 million, or 50% of total digital revenues for each of U.S. and international revenues.
Recorded Music revenues increased by $422 million, or 9%, to $4,966 million for the fiscal year ended September 30, 2022 from $4,544 million for the fiscal year ended September 30, 2021. The increase includes $172 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $2,231 million and $1,985 million, or 45% and 44% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2022 and September 30, 2021, respectively. International Recorded Music revenues were $2,735 million and $2,559 million, or 55% and 56% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2022 and September 30, 2021, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights, licensing and physical revenues. Digital revenue increased by $200 million, or 6%, as a result of the continued growth in streaming services, which was affected by market-related slowdown in ad-supported revenue, $31 million in downloads and other digital revenue from the Copyright Settlement, strength of releases including current year releases from Ed Sheeran and Silk Sonic as well as carryover success from Dua Lipa, Ed Sheeran and Bruno Mars. Revenue from streaming services grew by $187 million, or 6%, to $3,159 million for the fiscal year ended September 30, 2022 from $2,972 million for the fiscal year ended September 30, 2021. Streaming revenue growth was partially offset by an unfavorable impact of foreign currency exchange rates of $88 million, or 3%. Downloads and other digital revenue increased by $13 million, or 10%, to $146 million for the fiscal year ended September 30, 2022 from $133 million for the fiscal year ended September 30, 2021 due to the Copyright Settlement, partially offset by continued shift to streaming services. Artist services and expanded-rights revenue increased by $168 million primarily due to higher touring activity, which was disrupted by COVID in the prior year, and merchandising revenue, partially offset by an unfavorable impact of foreign currency exchange rates of $37 million. Licensing revenue increased by $40 million, mainly due to higher synchronization and other licensing revenue, partially offset by an unfavorable impact of foreign currency exchange rates of $15 million. Physical revenue increased by $14 million, or 3%, primarily from higher sales due to the success of new releases and an increased demand for vinyl products, partially offset by an unfavorable impact of foreign currency exchange rates of $28 million.
Music Publishing revenues increased by $197 million, or 26%, to $958 million for the fiscal year ended September 30, 2022 from $761 million for the fiscal year ended September 30, 2021. U.S. Music Publishing revenues were $513 million and $378 million, or 54% and 50% of consolidated Music Publishing revenues, for the fiscal year ended September 30, 2022 and September 30, 2021, respectively. International Music Publishing revenues were $445 million and $383 million, or 46% and 50% of Music Publishing revenues, for the fiscal year ended September 30, 2022 and September 30, 2021, respectively.
The overall increase in Music Publishing revenue was driven by increases in digital revenue of $127 million, or 29%, performance revenue of $37 million, synchronization revenue of $28 million and mechanical revenue of $1 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services, the CRB Rate Benefit of $20 million, $7 million in downloads and other digital revenue from the Copyright Settlement and timing of new digital deals, partially offset by a shift in the collection of certain writer’s share income from certain digital service providers. This change has no impact on Music Publishing OIBDA, but results in a slight improvement to OIBDA margin. Revenue from streaming services grew by $121 million, or 29%, to $539 million for the fiscal year ended September 30, 2022 from $418 million for the fiscal year ended September 30, 2021. Performance revenue increased as bars, restaurants, concerts and live events continued to recover from COVID disruption. The increase in synchronization revenue is attributable to higher television and commercial income. Mechanical revenue increase was partially offset by an unfavorable impact of foreign currency exchange rates of $3 million.
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
Total digital revenues after intersegment eliminations increased by $636 million, or 22%, to $3,539 million for the fiscal year ended September 30, 2021 from $2,903 million for the fiscal year ended September 30, 2020. Total digital revenues represented 67% and 65% of consolidated revenues for the fiscal years ended September 30, 2021 and September 30, 2020, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2021 were composed of U.S. revenues of $1,769 million and international revenues of $1,772 million, or 50% of total digital revenues for each of U.S. and international revenues. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2020 were composed of U.S. revenues of $1,479 million and international revenues of $1,426 million, or 51% and 49% of total digital revenues, respectively.
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
The overall increase in Recorded Music revenue was driven by increases in digital, physical, artist services and expanded-rights, and licensing revenue. Digital revenue increased by $537 million, or 21%, as a result of the continued growth in streaming services, including growth in emerging streaming platforms such as Facebook, TikTok and Peloton a well as strength of releases, which included new release from Cardi B, as well as carryover success from Dua Lipa, Ed Sheeran, Ava Max, the Hamilton original cast recording, Bruno Mars, Roddy Ricch, Tones and I and YoungBoy Never Broke Again. Revenue from streaming services grew by $569 million or 24% to $2,972 million for the fiscal year ended September 30, 2021 from $2,403 million for the fiscal year ended September 30, 2020. Streaming revenue growth was partially offset by a decline in downloads and other digital revenue of $32 million to $133 million for the fiscal year ended September 30, 2021 from $165 million for the fiscal year ended September 30, 2020 due to the continued shift to streaming services. Physical revenue increased by $115 million primarily from higher sales due to an increased demand for vinyl products, continued recovery from COVID disruption, as well as the favorable impact of foreign currency exchange rates of $15 million. Artist services and expanded-rights revenue increased by $74 million primarily due to higher direct-to-consumer merchandising revenue at EMP and the favorable impact of foreign currency exchanges rates of $26 million, partially offset by a decrease in touring activity resulting from COVID disruption. Licensing revenue increased by $8 million primarily due to higher synchronization revenue as businesses continued to recover from COVID disruption and the favorable impact of foreign currency exchange rates of $9 million, partially offset by lower compilation revenue and other COVID-impacted licensing revenue.
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

Revenue by Geographical Location
2022 vs. 2021
U.S. revenue increased by $381 million, or 16%, to $2,744 million for the fiscal year ended September 30, 2022 from $2,363 million for the fiscal year ended September 30, 2021. U.S. Recorded Music revenue increased by $246 million, or 12%. The primary driver was the increase of U.S. Recorded Music digital revenue of $118 million driven by the continued growth in streaming services and the Copyright Settlement. U.S. Recorded Music streaming revenue increased by $99 million, or 7%. Download and other digital increased by $19 million due to the Copyright Settlement, partially offset by continued shift to streaming services. U.S. Recorded Music artist services and expanded-rights revenue increased by $66 million, primarily driven by higher merchandising revenues. Increases are also attributable to the increase in U.S. Recorded Music physical revenue of $34 million from higher sales due to the success of new releases and an increased demand for vinyl products. The increase in licensing revenue of $28 million is primarily due to higher synchronization activity. U.S. Music Publishing revenue increased by $135 million, or 36%, to $513 million for the fiscal year ended September 30, 2022 from $378 million for the fiscal year ended September 30, 2021. This was primarily driven by the increase in U.S. Music Publishing of $96 million in digital revenue due to the continued growth in streaming services, the CRB Rate Benefit, the Copyright Settlement and timing of new digital deals, partially offset by a shift in the collection of writer’s share of U.S. digital performance income from certain digital service providers. U.S. Music Publishing streaming revenue increased by $90 million, or 39%. The increase in synchronization revenue of $19 million is due to higher commercial and television income. Performance revenue increased by $18 million driven by recovery from COVID disruption and mechanical revenue increased by $1 million.
International revenue increased by $238 million, or 8%, to $3,180 million for the fiscal year ended September 30, 2022 from $2,942 million for the fiscal year ended September 30, 2021. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $436 million, or 16%. International Recorded Music revenue increased by $176 million primarily due to increases in artist services and expanded-rights revenue of $102 million, digital revenue of $82 million and licensing revenue of $12 million, partially offset by the decrease in physical revenue of $20 million. International Recorded Music artist services and expanded-rights revenue increased by $102 million primarily due to an increase in concert promotion which was disrupted by COVID in the prior year, partially offset by the unfavorable impact of foreign currency exchange rates of $37 million. International Recorded Music digital revenue increased due to an $88 million, or 6%, increase in streaming services, which was partially offset by an unfavorable impact of foreign currency exchange rates of $88 million. International Recorded Music licensing revenue increased by $12 million due to synchronization and other licensing revenue, partially offset by the unfavorable impact of foreign currency exchange rates. International Recorded Music physical revenue decreased by $20 million, primarily driven by an unfavorable impact of foreign currency exchange rates, which offset higher sales. International Music Publishing revenue increased by $62 million, or 16%, to $445 million for the fiscal year ended September 30, 2022 from $383 million for the fiscal year ended September 30, 2021. This was primarily driven by the increase in digital revenue of $31 million, performance revenue of $19 million and synchronization revenue of $9 million. International Music Publishing streaming revenue increased by $31 million, or 17%. Performance revenue increased as businesses continued to recover from COVID disruption. Higher synchronization revenue is primarily driven by higher television and commercial income. Mechanical revenue remained constant due an unfavorable impact of foreign currency exchange rates, which offset higher sales.
2021 vs. 2020
U.S. revenue increased by $429 million, or 22%, to $2,363 million for the fiscal year ended September 30, 2021 from $1,934 million for the fiscal year ended September 30, 2020. U.S. Recorded Music revenue increased by $376 million or 23%. The primary driver was the increase in U.S. Recorded Music digital revenue of $239 million, or 18%, driven by the continued growth in streaming services. Streaming revenue increased by $255 million, or 21%, partially offset by $16 million of digital download and other digital declines. Increases are also attributable to the increase in U.S. Recorded Music physical revenue, which increased by $77 million from higher sales due to an increased demand for vinyl products and continued recovery from COVID disruption. U.S artist services and expanded-rights revenue increased by $59 million driven by higher advertising and social platform revenues, as well as merchandising revenues and U.S licensing revenue increased by $1 million primarily due to higher synchronization revenue, partially offset by lower compilation revenue. U.S. Music Publishing revenue increased by $53 million or 16%. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $51 million, or 27%, due to the continued growth in streaming services, including emerging streaming platforms, and timing of new digital deals, partially offset by a shift in the collection of writer’s share of U.S. digital performance income from certain digital service providers. The increase in synchronization revenue of $11 million is due to higher motion picture and commercial income and a one-time licensing settlement. Increases are partially offset by the decrease in performance revenue of $7 million due to the impact of COVID disruption and mechanical revenue of $2 million from the continuing shift to streaming services.
International revenue increased by $409 million, or 16%, to $2,942 million for the fiscal year ended September 30, 2021 from $2,533 million for the fiscal year ended September 30, 2020. Excluding the favorable impact of foreign currency exchange rates, international revenue increased by $280 million or 11%. International Recorded Music revenue increased $358 million primarily due to an increase in digital revenue of $298 million, or 23%, physical revenue of $38 million, artist services and expanded-rights revenue of $15 million and licensing revenue of $7 million. International Recorded Music digital revenue increased due to a $314 million, or
26%, increase in streaming services revenue, partially offset by a $16 million decline in downloads and other digital revenue. The increase in international Recorded Music streaming revenue was due to the continued growth in streaming services internationally. International Recorded Music physical revenue increased from higher sales due to an increased demand for vinyl products, continued recovery from COVID disruption, as well as the favorable impact of foreign currency exchange rates. International Recorded Music artist services and expanded-rights revenue increased primarily due to the growth in EMP direct-to-consumer merchandise revenue and favorable impact of foreign currency exchanges rates, partially offset by the decrease in touring activity resulting from COVID disruption. International Recorded Music licensing revenue increased due to higher synchronization revenue and favorable foreign currency exchange rates, partially offset by lower compilation revenue and other COVID-impacted licensing revenue. International Music Publishing revenue increased by $51 million or 15%. This was primarily driven by increases in International Music Publishing digital revenue of $48 million, or 32%, synchronization revenue of $14 million and mechanical revenue of $3 million, partially offset by decreases in performance revenue of $13 million and other revenue of $1 million. The increase in digital revenue is primarily due to the increases in streaming revenue driven by the continued growth in streaming services, including emerging streaming platforms, and timing of new digital deals. Digital revenue growth in the year was impacted by a favorable one-time settlement in the prior year. The increase in synchronization revenue is due to higher commercial income. The increase in mechanical revenue is a result of favorable foreign currency exchange rates. The decline in performance revenue is due to the impact of COVID disruption.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,960	$1,780	$1,560	$180	10%	$220	14%
Product costs	1,120	962	773	158	16%	189	25%
Total cost of revenues	$3,080	$2,742	$2,333	$338	12%	$409	18%
2022 vs. 2021
Our cost of revenues increased by $338 million, or 12%, to $3,080 million for the fiscal year ended September 30, 2022 from $2,742 million for the fiscal year ended September 30, 2021. Expressed as a percentage of revenues, cost of revenues remained constant at 52% for each of the fiscal years ended September 30, 2022 and September 30, 2021.
Artist and repertoire costs increased by $180 million, to $1,960 million for the fiscal year ended September 30, 2022 from $1,780 million for the fiscal year ended September 30, 2021. Artist and repertoire costs as a percentage of revenue decreased to 33% for the fiscal year ended September 30, 2022 from 34% for the fiscal year ended September 30, 2021, primarily due to revenue mix and timing of artist and repertoire investments.
Product costs increased by $158 million, to $1,120 million for the fiscal year ended September 30, 2022 from $962 million for the fiscal year ended September 30, 2021. Product costs as a percentage of revenue increased to 19% for the fiscal year ended September 30, 2022 from 18% for the fiscal year ended September 30, 2021 due to revenue mix, primarily increases in artist services and expanded-rights revenue.
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

Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$939	$870	$1,434	$69	8%	$(564)	-39%
Selling and marketing expense	792	738	640	54	7%	98	15%
Distribution expense	131	113	95	18	16%	18	19%
Total selling, general and administrative expense	$1,862	$1,721	$2,169	$141	8%	$(448)	-21%
______________________________________
(1)Includes depreciation expense of $76 million, $77 million and $71 million for the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively.
2022 vs. 2021
Total selling, general and administrative expense increased by $141 million, or 8%, to $1,862 million for the fiscal year ended September 30, 2022 from $1,721 million for the fiscal year ended September 30, 2021. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 31% for the fiscal year ended September 30, 2022 from 32% for the fiscal year ended September 30, 2021.
General and administrative expense increased by $69 million to $939 million for the fiscal year ended September 30, 2022 from $870 million for the fiscal year ended September 30, 2021. The increase in general and administrative expense was mainly due to increased employee related costs, including the impact of an additional week, the impact of acquisitions, unfavorable movements in foreign currency exchange rates of $11 million and increased expenses related to transformation initiatives, partially offset by the impact of the mark-to-market adjustment of an earn-out liability related to an acquisition and lower restructuring. Expressed as a percentage of revenue, general and administrative expense remained constant at 16% for each of the fiscal years ended September 30, 2022 and September 30, 2021.
Selling and marketing expense increased by $54 million, or 7%, to $792 million for the fiscal year ended September 30, 2022 from $738 million for the fiscal year ended September 30, 2021. Expressed as a percentage of revenue, selling and marketing expense decreased to 13% for the fiscal year ended September 30, 2022 from 14% for the fiscal year ended September 30, 2021.
Distribution expense was $131 million for the fiscal year ended September 30, 2022 and $113 million for the fiscal year ended September 30, 2021. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the fiscal years ended September 30, 2022 and September 30, 2021.
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

	For the Fiscal Year Ended September 30,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Net income (loss) attributable to Warner Music Group Corp.	$551	$304	$(475)	$247	81%	$779	—%
Income attributable to noncontrolling interest	4	3	5	1	33%	(2)	-40%
Net income (loss)	555	307	(470)	248	81%	777	—%
Income tax expense	185	149	23	36	24%	126	—%
Income (loss) before income taxes	740	456	(447)	284	62%	903	—%
Other (income) expense	(151)	9	57	(160)	—%	(48)	-84%
Interest expense, net	125	122	127	3	2%	(5)	-4%
Loss on extinguishment of debt	—	22	34	(22)	-100%	(12)	-35%
Operating income (loss)	714	609	(229)	105	17%	838	—%
Amortization expense	263	229	190	34	15%	39	21%
Depreciation expense	76	77	71	(1)	-1%	6	9%
OIBDA	$1,053	$915	$32	$138	15%	$883	—%
OIBDA
2022 vs. 2021
OIBDA increased by $138 million to $1,053 million for the fiscal year ended September 30, 2022 as compared to $915 million for the fiscal year ended September 30, 2021 as a result of higher revenues, partially offset by higher cost of revenues and selling, general and administrative expenses. Expressed as a percentage of total revenue, OIBDA margin increased to 18% for the fiscal year ended September 30, 2022 from 17% for the fiscal year ended September 30, 2021 due to strong operating performance, partially offset by unfavorable foreign currency exchange rates.
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
Depreciation expense
2022 vs. 2021
Our depreciation expense decreased by $1 million to $76 million for the fiscal year ended September 30, 2022 from $77 million for the fiscal year ended September 30, 2021.

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
Amortization expense
2022 vs. 2021
Our amortization expense increased by $34 million, or 15%, to $263 million for the fiscal year ended September 30, 2022 from $229 million for the fiscal year ended September 30, 2021. The increase is primarily due to an increase in amortizable intangible assets primarily related to the acquisition of music-related assets.
2021 vs. 2020
Amortization expense increased by $39 million, or 21%, to $229 million for the fiscal year ended September 30, 2021 from $190 million for the fiscal year ended September 30, 2020, primarily due to an increase in amortizable intangible assets primarily related to the acquisition of music-related assets.
Operating income (loss)
2022 vs. 2021
Our operating income increased by $105 million to $714 million for the fiscal year ended September 30, 2022 from $609 million for the fiscal year ended September 30, 2021. The increase in operating income was due to the factors that led to the increase in OIBDA, partially offset by higher amortization as noted above.
2021 vs. 2020
Our operating income increased by $838 million to $609 million for the fiscal year ended September 30, 2021 from operating loss of $229 million for the fiscal year ended September 30, 2020. The increase in operating income was due to the factors that led to the increase in OIBDA, partially offset by higher depreciation and amortization as noted above.
Loss on extinguishment of debt
2022 vs. 2021
There was no loss on extinguishment of debt for the fiscal year ended September 30, 2022. We recorded a loss on extinguishment of debt in the amount of $22 million for the fiscal year ended September 30, 2021 which represents the premiums paid for early redemption and unamortized deferred financing costs in connection with the redemption of the 5.500% Senior Notes and the 3.625% Senior Secured Notes (as defined later in this Annual report).
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
Interest expense, net
2022 vs. 2021
Our interest expense, net, increased to $125 million for the fiscal year ended September 30, 2022 from $122 million for the fiscal year ended September 30, 2021 due to higher principal balance due to the issuance of senior secured notes to partially fund the acquisition of a business and music-related assets.

2021 vs. 2020
Our interest expense, net decreased by $5 million, or 4% to $122 million for the fiscal year ended September 30, 2021 from $127 million for the fiscal year ended September 30, 2020. This was primarily driven by lower interest rates resulting from debt refinancing, partially offset by a higher principal balance due to the issuance of senior secured notes.
Other (income) expense
2022 vs. 2021
Other income for the fiscal year ended September 30, 2022 primarily includes foreign currency gains on our Euro-denominated debt of $151 million, currency exchange gains on our intercompany loans of $34 million and unrealized gains on hedging activity of $10 million, partially offset by aggregate realized and unrealized losses of $49 million related to equity investments.
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
Income tax expense
2022 vs. 2021
Our income tax expense increased by $36 million to $185 million for the fiscal year ended September 30, 2022 from $149 million for the fiscal year ended September 30, 2021. The increase of $36 million in income tax expense is primarily due to the impact of higher pre-tax income in the current year, partially offset by the impact of a higher proportion of the pre-tax income being earned in the United States in the current year and the change in the UK statutory tax rate recognized in the prior year.
2021 vs. 2020
Our income tax expense increased by $126 million to $149 million for the fiscal year ended September 30, 2021 from $23 million for the fiscal year ended September 30, 2020. The net increase of $126 million in income tax expense primarily relates to the higher pre-tax income in the current fiscal year as compared to pre-tax income before non-deductible executive compensation and transaction costs and release of valuation allowances of foreign tax credits for the fiscal year ended September 30, 2020.
Net income (loss)
2022 vs. 2021
Net income increased by $248 million to $555 million for the fiscal year ended September 30, 2022 from $307 million for the fiscal year ended September 30, 2021 as a result of the factors described above.
2021 vs. 2020
Our net income increased by $777 million to income of $307 million for the fiscal year ended September 30, 2021 from a loss of $470 million for the fiscal year ended September 30, 2020 as a result of the factors described above.
Noncontrolling interest
2022 vs. 2021
There was $4 million of income attributable to noncontrolling interest for the fiscal year ended September 30, 2022 and $3 million of income attributable to noncontrolling interest for the fiscal year ended September 30, 2021.

2021 vs. 2020
There was $3 million of income attributable to noncontrolling interests for the fiscal year ended September 30, 2021. There was $5 million of income attributable to noncontrolling interests for the fiscal year ended September 30, 2020.
Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Fiscal Year Ended September 30,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Recorded Music
Revenues	$4,966	$4,544	$3,810	$422	9%	$734	19%
Operating income	796	733	175	63	9%	558	—%
OIBDA	1,023	936	349	87	9%	587	—%
Music Publishing
Revenues	958	761	657	197	26%	104	16%
Operating income	139	89	81	50	56%	8	10%
OIBDA	231	174	157	57	33%	17	11%
Corporate expenses and eliminations
Revenue eliminations	(5)	(4)	(4)	(1)	25%	—	—%
Operating loss	(221)	(213)	(485)	(8)	4%	272	-56%
OIBDA	(201)	(195)	(474)	(6)	3%	279	-59%
Total
Revenues	5,919	5,301	4,463	618	12%	838	19%
Operating income (loss)	714	609	(229)	105	17%	838	—%
OIBDA	1,053	915	32	138	15%	883	—%
Recorded Music
Revenues
2022 vs. 2021
Recorded Music revenue increased by $422 million, or 9%, to $4,966 million for the fiscal year ended September 30, 2022 from $4,544 million for the fiscal year ended September 30, 2021. U.S. Recorded Music revenues were $2,231 million and $1,985 million, or 45% and 44% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2022 and September 30, 2021, respectively. International Recorded Music revenues were $2,735 million and $2,559 million, or 55% and 56% of consolidated Recorded Music revenues, for the fiscal year ended September 30, 2022 and September 30, 2021, respectively.
The overall increase in Recorded Music revenue was driven by growth across all revenue types, including digital, artist services and expanded-rights, licensing and physical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
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

Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,345	$1,291	$1,148	$54	4%	$143	13%
Product costs	1,120	962	771	158	16%	191	25%
Total cost of revenues	$2,465	$2,253	$1,919	$212	9%	$334	17%
2022 vs. 2021
Recorded Music cost of revenues increased by $212 million, or 9%, to $2,465 million for the fiscal year ended September 30, 2022 from $2,253 million for the fiscal year ended September 30, 2021. Expressed as a percentage of Recorded Music revenue, cost of revenues remained constant at 50% for each of the fiscal years ended September 30, 2022 and September 30, 2021.
Artist and repertoire costs as a percentage of revenue decreased to 27% for the fiscal year ended September 30, 2022 from 28% for the fiscal year ended September 30, 2021. The decrease is primarily attributable to revenue mix and timing of artist and repertoire investments.
Product costs as a percentage of revenue increased to 23% for the fiscal year ended September 30, 2022 from 21% for the fiscal year ended September 30, 2021. The overall increase as a percentage of revenue primarily relates to revenue mix due to an increase in lower-margin artist services and expanded-rights revenue.
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
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$623	$569	$875	$54	9%	$(306)	-35%
Selling and marketing expense	775	726	627	49	7%	99	16%
Distribution expense	131	113	95	18	16%	18	19%
Total selling, general and administrative expense	$1,529	$1,408	$1,597	$121	9%	$(189)	-12%
______________________________________
(1)Includes depreciation expense of $51 million, $53 million, and $55 million for the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively.

2022 vs. 2021
Recorded Music selling, general and administrative expense increased by $121 million, or 9%, to $1,529 million for the fiscal year ended September 30, 2022 from $1,408 million for the fiscal year ended September 30, 2021. The increase in general and administrative expense was primarily due to the impact of acquisitions, increased employee related costs, the unfavorable movements in foreign currency exchange rates of $14 million and legal expenses for the Copyright Settlement, partially offset by the impact of the mark-to-market adjustment of an earn-out liability related to an acquisition, lower non-cash stock-based compensation and other related expenses of $9 million, as a result of equity awards becoming fully vested, and lower restructuring. The increase in selling and marketing expense was primarily due to increased variable marketing spend on higher revenues and new releases, increased employee related costs and higher travel expenses as limited travel resumed. The increase in distribution expense was primarily due to higher artist services and expanded-rights revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense remained constant at 31% for each of the fiscal years ended September 30, 2022 and September 30, 2021.
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
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Operating income	$796	$733	$175	$63	9%	$558	—%
Depreciation and amortization	227	203	174	24	12%	29	17%
OIBDA	$1,023	$936	$349	$87	9%	$587	—%
2022 vs. 2021
Recorded Music OIBDA increased by $87 million, to $1,023 million for the fiscal year ended September 30, 2022 from $936 million for the fiscal year ended September 30, 2021 as a result of higher revenues, partially offset by higher costs of revenue and selling, general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin remained constant at 21% for each of the fiscal years ended September 30, 2022 and September 30, 2021 due to strong operating performance, which was offset by revenue mix resulting from the growth of lower-margin revenue streams and an unfavorable impact of foreign currency exchange rates.
Recorded Music operating income increased by $63 million to $796 million for the fiscal year ended September 30, 2022 from $733 million for the fiscal year ended September 30, 2021 due to the factors that led to the increase in Recorded Music OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.
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
Music Publishing
Revenues
2022 vs. 2021
Music Publishing revenues increased by $197 million, or 26%, to $958 million for the fiscal year ended September 30, 2022 from $761 million for the fiscal year ended September 30, 2021. U.S. Music Publishing revenues were $513 million and $378 million, or 54% and 50% of consolidated Music Publishing revenues, for the fiscal years ended September 30, 2022 and September 30, 2021, respectively. International Music Publishing revenues were $445 million and $383 million, or 46% and 50% of consolidated Music Publishing revenues, for the fiscal years ended September 30, 2022 and September 30, 2021, respectively.
The overall increase in Music Publishing revenue was driven by growth across all revenue types, including digital, performance, synchronization and mechanical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
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
Cost of revenues
Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$620	$493	$418	$127	26%	$75	18%
Total cost of revenues	$620	$493	$418	$127	26%	$75	18%
2022 vs. 2021
Music Publishing cost of revenues increased by $127 million, or 26%, to $620 million for the fiscal year ended September 30, 2022 from $493 million for the fiscal year ended September 30, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues remained constant at 65% for each of the fiscal years ended September 30, 2022 and September 30, 2021.
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

Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$110	$99	$85	$11	11%	$14	17%
Selling and marketing expense	2	1	2	1	100%	(1)	-50%
Total selling, general and administrative expense	$112	$100	$87	$12	12%	$13	15%
______________________________________
(1)Includes depreciation expense of $5 million, $6 million and $5 million for the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively.
2022 vs. 2021
Music Publishing selling, general and administrative expense increased to $112 million for the fiscal year ended September 30, 2022 from $100 million for the fiscal year ended September 30, 2021. The increase in general and administrative expense was primarily due to higher variable compensation expense related to strong operating performance, employee-related costs and legal expenses for the Copyright Settlement, partially offset by lower restructuring. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 12% for the fiscal year ended September 30, 2022 from 13% for the fiscal year ended September 30, 2021.
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
Operating income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Operating income	$139	$89	$81	$50	56%	$8	10%
Depreciation and amortization	92	85	76	7	8%	9	12%
OIBDA	$231	$174	$157	$57	33%	$17	11%
2022 vs. 2021
Music Publishing OIBDA increased by $57 million, or 33%, to $231 million for the fiscal year ended September 30, 2022 from $174 million for the fiscal year ended September 30, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin increased to 24% for the fiscal year ended September 30, 2022 from 23% for the fiscal year ended September 30, 2021. The increase was due to strong operating performance, partially offset by the unfavorable impact of foreign currency exchange rates.
Music Publishing operating income increased by $50 million to $139 million for the fiscal year ended September 30, 2022 from $89 million operating income for the fiscal year ended September 30, 2021 largely due to the factors that led to the increase in Music Publishing OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.

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
Corporate Expenses and Eliminations
2022 vs. 2021
Our operating loss from corporate expenses and eliminations increased by $8 million to $221 million for the fiscal year ended September 30, 2022 from $213 million for the fiscal year ended September 30, 2021, which primarily includes increased expenses related to transformation initiatives and employee related costs, including the impact of an additional week, partially offset by recovery of previously incurred legal expenses for the Copyright Settlement.
Our OIBDA loss from corporate expenses and eliminations increased by $6 million to $201 million for the fiscal year ended September 30, 2022 from $195 million for the fiscal year ended September 30, 2021 primarily due to the operating loss factors noted above.
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

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at September 30, 2022
At September 30, 2022, we had $3.732 billion of debt (which is net of $41 million of premiums, discounts and deferred financing costs), $584 million of cash and equivalents (net debt of $3.148 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $152 million of Warner Music Group Corp. equity. This compares to $3.346 billion of debt (which is net of $37 million of premiums, discounts and deferred financing costs), $499 million of cash and equivalents (net debt of $2.847 billion) and $31 million of Warner Music Group Corp. equity at September 30, 2021.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for fiscal years ended September 30, 2022, 2021 and 2020 have been derived from our consolidated financial statements included elsewhere herein.

	Fiscal Year Ended September 30,
	2022	2021	2020
Cash provided by (used in):
Operating activities	$742	$638	$463
Investing activities	(824)	(638)	(219)
Financing activities	188	(61)	(316)
Operating Activities
Cash provided by operating activities was $742 million for the fiscal year ended September 30, 2022 compared to $638 million for the fiscal year ended September 30, 2021 and $463 million for the fiscal year ended September 30, 2020. The $104 million, or 16%, increase in cash provided by operating activities during the current year was primarily due to strong operating performance and timing of working capital.
The increase in results from operating activities for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020 reflected an increase in OIBDA offset by a decrease in non-cash equity compensation expense and continued A&R investment driving a use from working capital.
Investing Activities
Cash used in investing activities was $824 million for the fiscal year ended September 30, 2022 compared to $638 million for the fiscal year ended September 30, 2021 and $219 million for the fiscal year ended September 30, 2020.
Cash used in investing activities of $824 million for the fiscal year ended September 30, 2022 consisted of $509 million relating to investments and acquisitions of businesses, a portion of which was debt-financed, $191 million to acquire music-related assets, a portion of which was debt-financed, and $135 million relating to capital expenditures, partially offset by $11 million of proceeds from the sale of investments.
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
Financing Activities
Cash provided by financing activities was $188 million for the fiscal year ended September 30, 2022 compared to cash used in financing activities of $61 million for the fiscal year ended September 30, 2021 and cash used in financing activities of $316 million for the fiscal year ended September 30, 2020.

The $188 million of cash provided by financing activities for the fiscal year ended September 30, 2022 consisted of proceeds from debt issuance of $535 million, which was used to fund the acquisition of a business and music-related assets, partially offset by dividends paid of $318 million, taxes paid related to net share settlement of restricted stock units of $6 million, deferred financing costs of $5 million, cash paid to settle deferred and contingent consideration of $7 million, distributions to noncontrolling interest holders of $6 million and other for $5 million.
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
There were no drawdowns on the Revolving Credit Facility during the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020.
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
We are continuing our financial transformation initiative, launched in August 2019, to upgrade our information technology and finance infrastructure, including related systems and processes, for which we currently expect upfront costs to be approximately $185 million, which includes capital expenditures of approximately $80 million. There has been a delay in the timing of the transformation initiative as a result of the disruption from COVID-19. In addition, the size and scale of this global system implementation requires us to invest more time performing the rigorous system testing and data validation to ensure go-live readiness. Annualized run-rate savings from the financial transformation initiative are expected to be between approximately $35 million and $40 million. We expect that our primary sources of liquidity will be sufficient to fund these expenditures.
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BB+ in July 2021 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba3 in 2020. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 3.5% as of September 30, 2022. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.

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
Acquisition Corp. is the borrower under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $300 million and includes a $90 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) plus 1.875% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving LIBOR plus 1.00% per annum, plus, in each case, 0.875% per annum; provided that, for each of clauses (i) and (ii), the applicable margin with respect to such loans is subject to adjustment upon achievement of certain leverage ratios as set forth in a leverage-based pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.02x at September 30, 2022, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement).
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
On April 14, 2021, Acquisition Corp. borrowed additional term loans in an amount of $325 million under the Increase Supplement as described further in Note 10 to our consolidated financial statements included elsewhere herein. The Increase Supplement was entered into to provide for the redemption of Acquisition Corp.’s 5.500% Senior Notes due 2026. Following such borrowing, there was an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of $1,145 million.
On November 1, 2022, Acquisition Corp. entered into a Seventh Incremental Commitment Amendment (the “Seventh Incremental Commitment Amendment”) to the Senior Term Loan Credit Agreement, pursuant to which Acquisition Corp. borrowed additional term loans in the amount of $150 million for an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of $1,295 million.
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

Existing Debt as of September 30, 2022
As of September 30, 2022, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2028	1,145
2.750% Senior Secured Notes due 2028 (€325 face amount)	318
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	435
3.000% Senior Secured Notes due 2031	800
Total long-term debt, including the current portion	$3,773
Issuance premium less unamortized discount and unamortized deferred financing costs	$(41)
Total long-term debt, including the current portion, net	$3,732
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $4 million at September 30, 2022. There were no loans outstanding under the Revolving Credit Facility at September 30, 2022.
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
On August 12, 2022, the Company’s board of directors declared a cash dividend of $0.16 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid on September 1, 2022.
The Company paid cash dividends to stockholders and participating security holders of $318 million, $265 million and $344 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
On November 10, 2022, the Company’s board of directors declared a cash dividend of $0.16 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on December 1, 2022 to stockholders of record as of the close of business on November 22, 2022.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of September 30, 2022.
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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended September 30, 2022, for the twelve months ended September 30, 2021 and for the three months ended September 30, 2022 and September 30, 2021. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended September 30, 2022. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Net Income	$555	$307	$150	$30
Income tax expense	185	149	37	22
Interest expense, net	125	122	31	29
Depreciation and amortization	339	306	82	79
Loss on extinguishment of debt (a)	—	22	—	10
Net losses (gains) on divestitures and sale of securities (b)	9	(3)	—	—
Restructuring costs (c)	22	29	11	18
Net hedging and foreign exchange (gains) losses (d)	(195)	11	(67)	(20)
Transaction costs (e)	8	10	—	5
Business optimization expenses (f)	54	42	11	12
Non-cash stock-based compensation expense (g)	39	45	5	12
Other non-cash charges (h)	23	5	11	30
Pro forma impact of cost savings initiatives and specified transactions (i)	32	45	5	10
Adjusted EBITDA	$1,196	$1,090	$276	$237
Senior Secured Indebtedness (j)	$3,607
Leverage Ratio (k)	3.02x
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
(e)Reflects mainly transaction related costs and mark-to-market adjustments of an earn-out liability related to a transaction in 2021.
(f)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $9 million and $40 million related to our finance transformation and other related costs for the three and twelve months ended September 30, 2022, respectively, as well as $10 million and $33 million for the three and twelve months ended September 30, 2021, respectively.
(g)Reflects non-cash stock-based compensation expense related to the Omnibus Incentive Plan and the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(h)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market adjustment of equity investments, investment losses (gains), mark-to-market adjustments of an earn-out liability in 2022 and other non-cash impairments.
(i)Reflects expected savings resulting from transformation initiatives and the pro forma impact of certain specified transactions for the three and twelve months ended September 30, 2022. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $14 million decrease in the twelve months ended September 30, 2022 Adjusted EBITDA, primarily driven by the shift in the timing of the financial transformation initiative.
(j)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $3.732 billion and the balance of current notes payable of approximately $125 million less cash of $250 million.
(k)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of September 30, 2022 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit

Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
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

Contractual and Other Obligations
Firm Commitments
The following table summarizes the Company’s aggregate contractual obligations at September 30, 2022, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Firm Commitments and Outstanding Debt	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(in millions)
Senior Secured Notes (1)	$—	$—	$—	$2,628	$2,628
Interest on Senior Secured Notes (1)	83	167	167	245	662
Senior Term Loan Facility (1)	—	—	—	1,145	1,145
Interest on Senior Term Loan Facility (1)	60	143	130	20	353
Operating leases (2)	52	101	82	95	330
Artist, songwriter and co-publisher commitments (3)	469	*	*	*	469
Minimum funding commitments to investees and other obligations (4)	36	11	1	—	48
Total firm commitments and outstanding debt	$700	$422	$380	$4,133	$5,635
______________________________________
The following is a description of our firmly committed contractual obligations at September 30, 2022:
(1)Outstanding debt obligations consist of the Senior Term Loan Facility and the Senior Secured Notes. These obligations have been presented based on the principal amounts due as of September 30, 2022. Amounts do not include any fair value adjustments, bond premiums, discounts or unamortized deferred financing costs.
(2)Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world.
(3)The Company routinely enters into long-term commitments with recording artists, songwriters and publishers for the future delivery of music. Such commitments generally become due only upon delivery and Company acceptance of albums from the recording artists or future musical compositions from songwriters and publishers. Additionally, such commitments are typically cancellable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, off-balance sheet aggregate firm commitments to such talent approximated $469 million at September 30, 2022. The aggregate firm commitments expected for the next twelve-month period based on contractual obligations and the Company’s expected release schedule approximates $306 million at September 30, 2022.
(4)We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above. Other long-term liabilities, which are not included in the table above, include $8 million and $12 million of liabilities for uncertain tax positions as of September 30, 2022 and September 30, 2021, respectively. We are unable to accurately predict when these amounts will be realized or released.
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
Business Combinations
We account for our business acquisitions under the FASB ASC Topic 805, Business Combinations (“ASC 805”) guidance for business combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. If our assumptions or estimates in the fair value calculation change based on information that becomes available during the one-year period from the acquisition date, the fair value of our acquired intangible assets could change; this would also change the value of our goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Accounting for Goodwill and Other Intangible Assets
We account for our goodwill and other indefinite-lived intangible assets as required by FASB ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). We test goodwill for impairment at the reporting unit level and have concluded that our reporting units are generally the same as our reportable segments. We evaluate the determination of our reporting units periodically or whenever events or substantive changes in circumstances occur. ASC 350 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques on an annual basis and when events occur that may suggest that the fair value of such assets cannot support the carrying value. ASC 350 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if an entity concludes otherwise, then the quantitative impairment test shall be used to identify the impairment and measure the amount of an impairment loss to be recognized (if applicable).
As of September 30, 2022, we had recorded goodwill in the amount of $1.920 billion, including $1.456 billion and $464 million for our Recorded Music and Music Publishing businesses, respectively, primarily related to the Merger and PLG Acquisition. As of September 30, 2022, we had recorded indefinite-lived intangible assets of $145 million. We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year as of July 1. We performed a qualitative assessment for our reporting units and other indefinite-lived intangible assets in fiscal 2022. This assessment considered changes in our projected future cash flows and discount rates, recent market transactions and overall macroeconomic conditions. Based on this assessment, we concluded that it was more likely than not that the estimated fair values of our reporting units and other indefinite-lived intangible assets were higher than their carrying values and that the performance of a quantitative impairment test was not required.
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
Accounting for Royalty Costs and Royalty Advances
The Company incurs royalty costs that are payable to our recording artists and songwriters generated from the sale or license of our Recorded Music catalog and Music Publishing copyrights. Royalties owed to artists are calculated using negotiated rates which is applied to revenue earned in accordance with recording artist and songwriter contracts. There are instances where such data is not available to be processed and royalty cost calculations may involve judgments about significant volumes of data to be processed and analyzed.
We had $1,918 million and $1,880 million of royalty payables in our balance sheet at September 30, 2022 and September 30, 2021, respectively.
In many instances, the Company commits to pay our recording artists and songwriters royalties in advance of future sales. The Company accounts for these advances under the related guidance in FASB ASC Topic 928, Entertainment—Music (“ASC 928”). Under ASC 928, the Company capitalizes as assets advances that it believes are recoverable from future royalties to be earned by the recording artist or songwriter. Recoverability is assessed upon initial commitment of the advance based upon the Company’s forecast of anticipated revenue from the sale of future and existing albums or musical compositions. In determining whether the advance is recoverable, the Company evaluates the current and past popularity of the recording artist or songwriter, the sales history of the recording artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Advances vary in both amount and expected life based on the underlying recording artist or songwriter. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made.
We had $875 million and $830 million of advances in our balance sheet at September 30, 2022 and September 30, 2021, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our consolidated financial statements included herein, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2022, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2021.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of September 30, 2022, the Company had no outstanding hedge contracts.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. As we have no hedge contracts outstanding as of September 30, 2022, the fair value of the foreign exchange forward contracts would have no impact. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.772 billion of principal debt outstanding at September 30, 2022, of which $1.145 billion was variable-rate debt and $2.627 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At September 30, 2022, 70% of the Company’s debt was at a fixed rate. In addition, as of September 30, 2022, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $1,145 million of U.S. dollar-denominated variable-rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt. As a result, as of September 30, 2022, 91% of the Company’s debt was effectively at a fixed rate.
Based on the level of interest rates prevailing at September 30, 2022, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.181 billion. Further, as of September 30, 2022, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $34 million or increase the fair value of the fixed-rate debt by approximately $34 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
WARNER MUSIC GROUP CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Warner Music Group Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. and subsidiaries (the Company) as of September 30, 2022 and September 30, 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended September 30, 2022, and the related notes and financial statement schedule II as listed in the accompanying index to Item 8 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and September 30, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over Recorded Music digital revenue
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company generated $3,305 million of digital revenues within the Recorded Music segment for the year ended September 30, 2022. The Company’s Recorded Music digital revenue recognition process involves a high volume of royalty transactions dependent on several information technology (IT) applications responsible for the initiation, processing, and recording of transactions in accordance with the Company’s accounting policy.
We identified the evaluation of the sufficiency of audit evidence related to digital revenue in the Recorded Music segment as a critical audit matter. Evaluating the sufficiency of audit evidence required especially subjective auditor judgment due to the multiple IT applications, data interfaces, and processing used for the initiation, processing, and recording of transactions, and therefore required involvement of IT professionals.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over Recorded Music digital revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Recorded Music digital revenue process, including involving IT professionals with specialized skills and knowledge, who assisted in that evaluation and testing. This included controls over the capture and flow of royalty transaction information through the Company’s IT systems. For a selection of Recorded Music digital revenue agreements, we read the underlying agreements and evaluated the Company’s assessment of the contract terms in accordance with revenue recognition requirements. For a sample of revenue transactions, we compared the amounts recognized to (1) underlying sales and usage statements received from customers and cash receipts, where applicable, and (2) underlying documentation, including contracts. For a sample of manual journal entries to Recorded Music digital revenue, which included amounts for contracts that contain non-recoupable fixed fees or minimum guarantees, we agreed amounts to underlying documentation and, where applicable, recalculated the Company’s determination of revenue recognized. In addition, we evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed, including appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
New York, New York
November 22, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Warner Music Group Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Warner Music Group Corp. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended September 30, 2022, and the related notes and financial statement schedule II as listed in the accompanying index to Item 8 (collectively, the consolidated financial statements), and our report dated November 22, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
New York, New York
November 22, 2022

Warner Music Group Corp.
Consolidated Balance Sheets

	September 30, 2022	September 30, 2021
	(in millions, except share data)
Assets
Current assets:
Cash and equivalents	$584	$499
Accounts receivable, net of allowances of $19 million and $20 million	984	839
Inventories	108	99
Royalty advances expected to be recouped within one year	372	373
Prepaid and other current assets	91	86
Total current assets	2,139	1,896
Royalty advances expected to be recouped after one year	503	457
Property, plant and equipment, net	415	364
Operating lease right-of-use assets, net	226	268
Goodwill	1,920	1,830
Intangible assets subject to amortization, net	2,239	2,017
Intangible assets not subject to amortization	145	154
Deferred tax assets, net	29	31
Other assets	212	194
Total assets	$7,828	$7,211
Liabilities and Equity
Current liabilities:
Accounts payable	$268	$302
Accrued royalties	1,918	1,880
Accrued liabilities	457	461
Accrued interest	17	14
Operating lease liabilities, current	40	43
Deferred revenue	423	348
Other current liabilities	245	102
Total current liabilities	3,368	3,150
Long-term debt	3,732	3,346
Operating lease liabilities, noncurrent	241	287
Deferred tax liabilities, net	220	207
Other noncurrent liabilities	99	175
Total liabilities	$7,660	$7,165
Equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized, 137,199,200 and 122,414,827 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000,000 shares authorized, 377,650,449 and 391,970,996 issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	1	1
Additional paid-in capital	1,975	1,942
Accumulated deficit	(1,477)	(1,710)
Accumulated other comprehensive loss, net	(347)	(202)
Total Warner Music Group Corp. equity	152	31
Noncontrolling interest	16	15
Total equity	168	46
Total liabilities and equity	$7,828	$7,211
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations

	Fiscal Year Ended September 30,
	2022	2021	2020
	(in millions, except share and per share data)
Revenue	$5,919	$5,301	$4,463
Costs and expenses:
Cost of revenue	(3,080)	(2,742)	(2,333)
Selling, general and administrative expenses (a)	(1,862)	(1,721)	(2,169)
Amortization expense	(263)	(229)	(190)
Total costs and expenses	(5,205)	(4,692)	(4,692)
Operating income (loss)	714	609	(229)
Loss on extinguishment of debt	—	(22)	(34)
Interest expense, net	(125)	(122)	(127)
Other income (expense), net	151	(9)	(57)
Income (loss) before income taxes	740	456	(447)
Income tax expense	(185)	(149)	(23)
Net income (loss)	555	307	(470)
Less: Income attributable to noncontrolling interest	(4)	(3)	(5)
Net income (loss) attributable to Warner Music Group Corp.	$551	$304	$(475)

Net income (loss) per share attributable to common stockholders:
Class A – Basic and Diluted	$1.06	$0.58	$(0.82)
Class B – Basic and Diluted	$1.06	$0.58	$(0.95)
Weighted average common shares:
Class A – Basic and Diluted	133,662,142	110,560,517	26,897,115
Class B – Basic and Diluted	381,046,177	402,911,743	477,624,846

(a) Includes depreciation expense:	$(76)	$(77)	$(71)
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended September 30,
	2022	2021	2020
	(in millions)
Net income (loss)	$555	$307	$(470)
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment, net	(184)	7	37
Deferred gain (loss) on derivative financial instruments	30	12	(21)
Minimum pension liability	9	1	2
Other comprehensive (loss) income, net of tax	(145)	20	18
Total comprehensive income (loss)	410	327	(452)
Less: Income attributable to noncontrolling interest	(4)	(3)	(5)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$406	$324	$(457)
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
	2022	2021	2020
	(in millions)
Cash flows from operating activities
Net income (loss)	$555	$307	$(470)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	339	306	261
Unrealized losses (gains) and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	(169)	3	54
Deferred income taxes	13	27	(57)
Loss on extinguishment of debt	—	22	34
Net loss (gain) on divestitures and investments	46	4	(2)
Non-cash interest expense	6	5	5
Non-cash stock-based compensation expense	39	45	608
Changes in operating assets and liabilities:
Accounts receivable, net	(195)	(58)	18
Inventories	(22)	(19)	(2)
Royalty advances	(94)	(332)	(108)
Accounts payable and accrued liabilities	(21)	91	(32)
Royalty payables	158	217	36
Accrued interest	3	(16)	(4)
Operating lease liabilities	(6)	(3)	(3)
Deferred revenue	86	47	114
Other balance sheet changes	4	(8)	11
Net cash provided by operating activities	742	638	463
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(191)	(481)	(40)
Capital expenditures	(135)	(93)	(85)
Investments and acquisitions of businesses, net of cash received	(509)	(64)	(94)
Proceeds from the sale of investments	11	—	—
Net cash used in investing activities	(824)	(638)	(219)
Cash flows from financing activities
Proceeds from issuance of 3.750% Senior Secured Notes due 2029	535	—	—
Proceeds from issuance of 3.000% Senior Secured Notes due 2031	—	244	550
Proceeds from increase supplement to Senior Term Loan Facility	—	325	—
Proceeds from issuance of 2.250% Senior Secured Notes due 2031	—	524	—
Repayment of 5.500% Senior Notes due 2026	—	(325)	—
Repayment of 3.625% Senior Secured Notes due 2026	—	(524)	—
Proceeds from issuance of 3.875% Senior Secured Notes due 2030	—	—	535
Proceeds from issuance of 2.750% Senior Secured Notes due 2028	—	—	365
Repayment of 5.000% Senior Secured Notes due 2023	—	—	(300)
Repayment of 4.875% Senior Secured Notes due 2024	—	—	(220)
Repayment of 4.125% Senior Secured Notes due 2024	—	—	(349)
Partial repayment of Senior Term Loan Facility due 2023	—	—	(506)
Deferred financing costs paid	(5)	(12)	(17)
Call premiums paid on early redemption of debt	—	(21)	(23)
Distribution to noncontrolling interest holders	(6)	(7)	(7)
Dividends paid	(318)	(265)	(344)
Payment of deferred and contingent consideration	(7)	—	—
Taxes paid related to net share settlement of restricted stock units	(6)	—	—
Other	(5)	—	—
Net cash provided by (used in) financing activities	188	(61)	(316)
Effect of exchange rate changes on cash and equivalents	(21)	7	6
Net increase (decrease) in cash and equivalents	85	(54)	(66)
Cash and equivalents at beginning of period	499	553	619
Cash and equivalents at end of period	$584	$499	$553
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Equity

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)
	Shares	Value	Shares	Value
	(in millions, except share and per share data)
Balances at September 30, 2019	—	$—	505,830,022	$1	$1,127	$(1,177)	$(240)	$(289)	$20	$(269)
Cumulative effect of ASC 842 adoption	—	—	—	—	—	7	—	7	—	7
Net loss	—	—	—	—	—	(475)	—	(475)	5	(470)
Other comprehensive loss, net of tax	—	—	—	—	—	—	18	18	—	18
Dividends ($0.12 per Class A share and $0.27 per Class B share)	—	—	—	—	—	(137)	—	(137)	—	(137)
Stock-based compensation expense	—	—	—	—	11	—	—	11	—	11
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(7)	(7)
Cumulative effect of ASC 718 accounting policy change	—	—	—	—	—	33	—	33	—	33
Modification of stock-based compensation plan	—	—	—	—	769	—	—	769	—	769
Shares listed through IPO	88,550,000	—	(88,550,000)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	28,361	—	—	—	—	—	—	—	—	—
Other	—	—	4,169,978	—	—	—	—	—	—	—
Balances at September 30, 2020	88,578,361	$—	421,450,000	$1	$1,907	$(1,749)	$(222)	$(63)	$18	$(45)
Net income	—	—	—	—	—	304	—	304	3	307
Other comprehensive income, net of tax	—	—	—	—	—	—	20	20	—	20
Dividends ($0.51 per share)	—	—	—	—	—	(265)	—	(265)	—	(265)
Stock-based compensation expense	—	—	—	—	35	—	—	35	—	35
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(7)	(7)
Exchange of Class B shares for Class A shares	19,234,103	—	(19,234,106)	—	—	—	—	—	—	—
Shares issued under the Plan	4,321,259	—	—	—	—	—	—	—	—	—
Conversion of Class B shares to Class A shares	10,244,898	—	(10,244,898)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	36,206	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	1	1
Balances at September 30, 2021	122,414,827	$—	391,970,996	$1	$1,942	$(1,710)	$(202)	$31	$15	$46
Net income	—	—	—	—	—	551	—	551	4	555
Other comprehensive income, net of tax	—	—	—	—	—	—	(145)	(145)	—	(145)
Dividends ($0.61 per share)	—	—	—	—	—	(318)	—	(318)	—	(318)
Stock-based compensation expense	—	—	—	—	43	—	—	43	—	43
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6)	(6)
Vesting of restricted stock units, net of shares withheld for employee taxes	276,565	—	—	—	(6)	—	—	(6)	—	(6)
Conversion of Class B shares to Class A shares	14,320,547	—	(14,320,547)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	187,261	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	(4)	—	—	(4)	3	(1)
Balances at September 30, 2022	137,199,200	$—	377,650,449	$1	$1,975	$(1,477)	$(347)	$152	$16	$168
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
Access continues to hold all of the Class B common stock of the Company, par value $0.001 per share (“Class B Common Stock”), representing approximately 98% of the total combined voting power of the Company’s outstanding common stock and approximately 73% of the economic interest as of September 30, 2022. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ. See Item 1A. Risk Factors — Risks Related to Our Controlling Stockholder.
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
For the periods presented in this Annual Report, the Company maintained a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2022 ended on September 30, 2022, the fiscal year ended September 30, 2021 ended on September 24, 2021 and the fiscal year ended September 30, 2020 ended on September 25, 2020. For convenience purposes, the Company dates its financial statements as of September 30 for these periods.
The fiscal year ended September 30, 2022 includes 53 weeks, and both fiscal years ended September 30, 2021 and 2020 included 52 weeks. The additional week in fiscal year 2022 fell in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the fiscal year ended September 30, 2022 reflect 53 weeks compared to 52 weeks for both fiscal years ended September 30, 2021 and 2020.
Change in Fiscal Year End
On September 29, 2022, the Board of Directors approved a change, effective for the 2023 fiscal year, to the Company’s fiscal year from a modified 52-53-week calendar, in which reporting periods ended on the last Friday of the calendar quarter, to a reporting calendar in which the reporting periods end on the last day of the calendar quarter. The Company’s fiscal year will begin on October 1 and end on September 30 of each year. The Company is not required to file a transition report because this change is not deemed to be a change in fiscal year for purposes of reporting under the Exchange Act pursuant to relevant Securities and Exchange Commission guidance.
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
During the fiscal year ended September 30, 2022, an aggregate of 14,320,547 shares of Class B Common Stock were converted to Class A Common Stock. In connection with the Senior Management Free Cash Flow Plan (the “Plan”), a remaining Plan participant redeemed a portion of vested Class B equity units of the LLC holding company, WMG Management Holdings, LLC (“Management LLC”). These Class B equity units were redeemed in exchange for a total of 510,165 shares of Class B Common Stock, which shares of Class B Common Stock converted to shares of Class A Common Stock upon the exchange. Additionally, during the fiscal year ended September 30, 2022, Access converted 13,810,382 shares of Class B Common Stock to the same number of shares of Class A Common Stock, which is reflected as a conversion of Class B Common Stock in the consolidated statements of equity.
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
Business Combinations
The Company accounts for its business acquisitions under the FASB ASC Topic 805, Business Combinations (“ASC 805”) guidance for business combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.
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
Similarly, the Company monitors customer credit risk related to accounts receivable. Significant judgments and estimates are involved in evaluating if such amounts will ultimately be fully collected. On an ongoing basis, the Company tracks customer exposure based on news reports, ratings agency information, reviews of customer financial data and direct dialogue with customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the payment terms previously granted to them should be modified. The Company also monitors payment levels from customers, and a provision for estimated uncollectible amounts is maintained based on such payment levels, historical experience, management’s views on trends in the overall receivable aging and, for larger accounts, analyses of specific risks per customer.
Concentration of Credit Risk
Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. As of September 30, 2022 and September 30, 2021, Spotify represented 17% and 18%, respectively, of the Company’s accounts receivable balance. No other single customer accounted for more than 10% of accounts receivable in either period. The Company, by policy, routinely assesses the financial strength of its customers. As such, the Company does not believe there is any significant collection risk.
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
Property, Plant and Equipment
Property, plant and equipment acquired in conjunction with business combinations are recorded at fair value. All other additions are recorded at historical cost. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets commencing at the date assets are placed in service as follows: five to seven years for furniture and fixtures, periods of up to five years for computer equipment and software and periods of up to thirteen years for machinery and equipment. Buildings are depreciated over periods of up to forty years. Leasehold improvements are depreciated over the life of the lease or estimated useful lives of the improvements, whichever period is shorter. Construction in progress assets are not depreciated until placed in service and available for their intended use, at which time they are assigned a useful life consistent with the nature of the asset.
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
The impairment tests may require management to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, tax amortization periods, royalty rates, market share and others.
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
Foreign currency transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a foreign currency other than the functional currency. The Company recorded foreign currency transaction losses of $11 million, losses of $0 million and gains of $2 million within operating income (loss) on the consolidated statement of operations during the years ended September 30, 2022, 2021 and 2020, respectively. The Company recorded foreign currency transaction gains of $185 million, losses of $8 million and losses of $57 million within other income (expense), net on the consolidated statement of operations during the years ended September 30, 2022, 2021 and 2020, respectively.
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

Royalty Costs and Royalty Advances
The Company incurs royalty costs that are payable to our recording artists and songwriters generated from the sale or license of our Recorded Music catalog and Music Publishing copyrights. Royalties are calculated using negotiated rates in accordance with recording artist and songwriter contracts and are based on revenue earned. There are instances where such data is not available to be processed and royalty cost calculations may involve judgments about significant volumes of data to be processed.
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
Advertising
As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”), advertising costs are expensed as incurred. Advertising expense amounted to approximately $155 million, $149 million and $115 million for the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material for all periods presented.
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
The Company also grants restricted stock to the Company’s directors. The Company recognizes stock-based compensation expense equal to the grant date fair value of the restricted stock, based on the closing stock price on grant date, on a straight-line basis over the requisite service period of the awards, which is generally one year.
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
From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Judgment may be required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions, unless such positions are determined to be more likely than not of being sustained upon examination based on their technical merits. There is judgment involved in determining whether positions taken on the Company’s tax returns are more likely than not of being sustained.
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

3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect. For the fiscal year ended September 30, 2020, the potentially dilutive common shares were excluded from the Class A Common Stock diluted loss per share calculation since their effects would have been anti-dilutive due to the net loss attributable to Class A Common Stock for the period. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the fiscal years ended September 30, 2022 and September 30, 2021.
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
Subsequent to the completion of the IPO, and modification of our stock-based compensation awards as described in Note 13, the Class B Common Stock issued to Management LLC for the exercise of the vested deferred equity units is included in the basic weighted average number of outstanding shares of Class B Common Stock. Upon issuance to the participants in the Plan, the Class B Common Stock will be converted into Class A Common Stock and included in the basic weighted average number of outstanding shares of Class A Common Stock. Since the shares expected to satisfy the vested portion of the deferred equity units are already included in the basic weighted average number of outstanding common shares, there is no potential dilutive effect associated with the vested portion of these stock-based compensation awards.
The following table sets forth the calculation of basic and diluted net income (loss) per common share under the two-class method (in millions, except share and per share data):

	Fiscal Year Ended September 30,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income (loss) attributable to Warner Music Group Corp.	$149	$402	$68	$236	$(21)	$(454)
Less: Net income attributable to participating securities	(7)	—	(4)	—	(1)	—
Net income (loss) attributable to common stockholders	$142	$402	$64	$236	$(22)	$(454)
Denominator
Weighted average shares outstanding	133,662,142	381,046,177	110,560,517	402,911,743	26,897,115	477,624,846
Basic and Diluted EPS	$1.06	$1.06	$0.58	$0.58	$(0.82)	$(0.95)
4. Revenue Recognition
For our operating segments, Recorded Music and Music Publishing, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract, which is then allocated to each performance obligation, using management’s best estimate of standalone selling price for arrangements with multiple performance obligations. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. An estimate of variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. Within revenues, there may be settlements related to past infringements of our intellectual property.
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Fiscal Year Ended September 30,
	2022	2021	2020
	(in millions)
Revenue by Type
Digital	$3,305	$3,105	$2,568
Physical	563	549	434
Total Digital and Physical	3,868	3,654	3,002
Artist services and expanded-rights	767	599	525
Licensing	331	291	283
Total Recorded Music	4,966	4,544	3,810
Performance	159	122	142
Digital	563	436	337
Mechanical	50	49	48
Synchronization	172	144	119
Other	14	10	11
Total Music Publishing	958	761	657
Intersegment eliminations	(5)	(4)	(4)
Total Revenues	$5,919	$5,301	$4,463
Revenue by Geographical Location
U.S. Recorded Music	$2,231	$1,985	$1,609
U.S. Music Publishing	513	378	325
Total U.S.	2,744	2,363	1,934
International Recorded Music	2,735	2,559	2,201
International Music Publishing	445	383	332
Total International	3,180	2,942	2,533
Intersegment eliminations	(5)	(4)	(4)
Total Revenues	$5,919	$5,301	$4,463
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
Based on management’s analysis of sales returns, refund liabilities of $19 million and $23 million were established at September 30, 2022 and September 30, 2021, respectively.
Based on management’s analysis of estimated credit losses, reserves of $19 million and $20 million were established at September 30, 2022 and September 30, 2021, respectively.
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
Deferred revenue increased by $666 million during the fiscal year ended September 30, 2022 and $585 million during the fiscal year ended September 30, 2021 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenue recognized during the fiscal years ended September 30, 2022 and 2021 which was included in the deferred revenue balance at the beginning of each respective period was $274 million and $232 million. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the fiscal years ended September 30, 2022, 2021 and 2020, the Company recognized revenue of $59 million, $64 million and $42 million, respectively, from performance obligations satisfied in previous periods.

Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts containing fixed fees, advances and minimum guarantees. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2022 are as follows:

	FY23	FY24	FY25	Thereafter	Total
	(in millions)
Remaining performance obligations	$625	$275	$2	$1	$903
Total	$625	$275	$2	$1	$903
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
The table below presents (i) the preliminary estimate of the acquisition consideration as it relates to the acquisition of 300 Entertainment and (ii) the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of December 16, 2021 (in millions):

Preliminary Purchase Price Allocation
Cash and equivalents	$2
Accounts receivable	3
Royalty advances	14
Property, plant and equipment, net	1
Operating lease right-of-use assets, net	3
Goodwill	135
Intangible assets subject to amortization, net (a)	260
Other assets	1
Accounts payable	(5)
Accrued royalties	(16)
Accrued liabilities	(1)
Operating lease liabilities, noncurrent	(3)
Total purchase price allocated	$394

______________________________________
(a)Identifiable intangible assets are composed of the following (in millions):

Total
Recorded music catalog	$154
Artist and songwriter contracts	91
Trademarks	12
Music publishing copyrights	3
Total intangible assets acquired	$260
At September 30, 2022, the Company updated the preliminary allocation recorded at December 31, 2021 based on final consideration paid and revised estimates of fair value of assets acquired which resulted in an increase to intangible assets of approximately $27 million and a net decrease to other acquired assets and liabilities of approximately $38 million, with a corresponding net decrease to goodwill of approximately $8 million. The acquisition accounting is preliminary and is subject to revision based on the final determination of the purchase price allocation to the identifiable assets and liabilities acquired.
For the fiscal year ended September 30, 2022, the Company incurred costs related to this acquisition of approximately $3 million, which were expensed as incurred and recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations. Prior to the acquisition, the Company had a distribution arrangement with 300 Entertainment. The unaudited pro forma revenue and operating income as if the acquisition occurred on October 1, 2020 is not material to the Company’s reported results for the fiscal years ended September 30, 2022 and September 30, 2021.
6. Comprehensive Income (Loss)
Comprehensive income, which is reported in the accompanying consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax expense of approximately $14 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred (Losses) Gains On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2019	$(218)	$(14)	$(8)	$(240)
Other comprehensive income	37	2	(21)	18
Balances at September 30, 2020	$(181)	$(12)	$(29)	$(222)
Other comprehensive income	7	1	12	20
Balances at September 30, 2021	$(174)	$(11)	$(17)	$(202)
Other comprehensive loss	(184)	9	30	(145)
Balances at September 30, 2022	$(358)	$(2)	$13	$(347)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.

7. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2022	September 30, 2021
	(in millions)
Land	$11	$12
Buildings and improvements	188	185
Furniture and fixtures	35	36
Computer hardware and software	464	427
Construction in progress	159	93
Machinery and equipment	19	30
Gross Property, Plant and Equipment	$876	$783
Less: Accumulated depreciation	(461)	(419)
Net Property, Plant and Equipment	$415	$364
8. Leases
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

The Company enters into operating leases for buildings, office equipment, production equipment, warehouses, and other types of equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within 1 year.
Among the Company’s operating leases are its leases for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London, United Kingdom. The landlord for both leases is an affiliate of Access. As of September 30, 2022, the aggregate lease liability related to these leases was $109 million. See also Note 14, Related Party Transactions.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.
The components of lease expense were as follows:

	Fiscal Year Ended September 30,
	2022	2021
	(in millions)
Lease Cost
Operating lease cost	$53	$55
Short-term lease cost	2	2
Variable lease cost	11	11
Total lease cost	$66	$68
The Company incurred and recorded other occupancy expenses of $23 million and $16 million for the fiscal years ended September 30, 2022 and 2021, respectively.
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended September 30,
	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$58	$59
Right-of-use assets obtained in exchange for operating lease obligations	7	25
Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	September 30, 2021
	(in millions)
Operating Leases
Operating lease right-of-use assets	$226	$268

Operating lease liabilities, current	$40	$43
Operating lease liabilities, noncurrent	241	287
Total operating lease liabilities	$281	$330

Weighted Average Remaining Lease Term
Operating leases	7 years	8 years
Weighted Average Discount Rate
Operating leases	4.75%	4.69%

Maturities of lease liabilities were as follows:

Fiscal Year Ended September 30,	Operating Leases
(in millions)
2023	$52
2024	52
2025	49
2026	43
2027	39
Thereafter	95
Total lease payments	330
Less: Imputed interest	(49)
Total	$281
As of September 30, 2022, we have additional operating leases for facilities that have not yet commenced with lease obligations of $28 million with lease terms of 7 to 16 years.
9. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2020	$1,367	$464	$1,831
Acquisitions	(7)	—	(7)
Other adjustments	6	—	6
Balances at September 30, 2021	$1,366	$464	$1,830
Acquisitions	160	—	160
Other adjustments	(70)	—	(70)
Balances at September 30, 2022	$1,456	$464	$1,920
The increase in goodwill during the fiscal year ended September 30, 2022 primarily relates to the acquisition of 300 Entertainment as described in Note 5. The decrease in goodwill during the fiscal year ended September 30, 2021 includes purchase price allocations for acquisitions closed during the fiscal year ended September 30, 2021 offset by measurement period adjustments for acquisitions which closed during the fiscal year ended September 30, 2020. The other adjustments during both the fiscal years ended September 30, 2022 and September 30, 2021 primarily represent foreign currency movements.
The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The performance of the annual fiscal 2022 impairment analysis did not result in an impairment of the Company’s goodwill.

Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	September 30, 2022	September 30, 2021
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,316	$1,206
Music publishing copyrights	25 years	1,889	1,730
Artist and songwriter contracts	13 years	1,014	997
Trademarks	14 years	103	96
Other intangible assets	6 years	89	96
Total gross intangible assets subject to amortization		4,411	4,125
Accumulated amortization		(2,172)	(2,108)
Total net intangible assets subject to amortization		2,239	2,017
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	145	154
Total net intangible assets		$2,384	$2,171
The increase in intangible assets during the fiscal year ended September 30, 2022 primarily relates to the acquisition of 300 Entertainment, which resulted in an increase in intangible assets as described in Note 5, and an acquisition of music-related assets within music publishing copyrights for approximately $250 million. The increase in intangible assets is partially offset by foreign currency movements.
The Company performs its annual indefinite-lived intangible assets impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s indefinite-lived intangible assets may not be recoverable. The performance of the annual fiscal 2022 impairment analysis did not result in an impairment of the Company’s indefinite-lived intangible assets.
Amortization
Based on the amount of intangible assets subject to amortization at September 30, 2022, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ended September 30,	Amortization Expense
(in millions)
2023	$235
2024	198
2025	193
2026	172
2027	150
Thereafter	1,291
Total	$2,239

10. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	September 30, 2022	September 30, 2021
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2028	1,145	1,145
2.750% Senior Secured Notes due 2028 (€325 face amount)	318	381
3.750% Senior Secured Notes due 2029	540	—
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	435	522
3.000% Senior Secured Notes due 2031	800	800
Total long-term debt, including the current portion	$3,773	$3,383
Issuance premium less unamortized discount and unamortized deferred financing costs	$(41)	$(37)
Total long-term debt, including the current portion, net	$3,732	$3,346
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $4 million and $7 million at September 30, 2022 and September 30, 2021, respectively. There were no loans outstanding under the Revolving Credit Facility at September 30, 2022 or September 30, 2021.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of September 30, 2022 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due
2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured
Notes due 2031 (together, the “Acquisition Corp. Notes”).
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
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.02x at September 30, 2022, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 20, 2028.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is April 3, 2025.
Maturities of Senior Secured Notes
As of September 30, 2022, there are no scheduled maturities of notes until 2028, when $318 million is scheduled to mature. Thereafter, $2.310 billion is scheduled to mature.

Interest Expense, net
Total interest expense, net was $125 million, $122 million and $127 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. The weighted-average interest rate of the Company’s total debt was 3.5% at September 30, 2022, 3.2% at September 30, 2021 and 3.7% at September 30, 2020.
11. Income Taxes
The domestic and foreign pretax income (loss) from continuing operations is as follows:

	Fiscal Year Ended September 30,
	2022	2021	2020
	(in millions)
Domestic	$385	$182	$(655)
Foreign	355	274	208
Income (loss) before income taxes	$740	$456	$(447)
Current and deferred income tax expense provided are as follows:

	Fiscal Year Ended September 30,
	2022	2021	2020
	(in millions)
Federal:
Current	$23	$6	$3
Deferred	44	31	(28)
Foreign:
Current (a)	128	107	74
Deferred	(30)	(5)	(28)
U.S. State:
Current	21	9	3
Deferred	(1)	1	(1)
Income tax expense	$185	$149	$23
______________________________________
(a)Includes withholding taxes of $27 million, $26 million and $15 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

The differences between the U.S. federal statutory income tax rate of 21.0% for each of the fiscal years ended September 30, 2022, 2021 and 2020 and income taxes provided are as follows:

	Fiscal Year Ended September 30,
	2022	2021	2020
	(in millions)
Taxes on income at the U.S. federal statutory rate	$155	$96	$(94)
U.S. state and local taxes	15	10	2
Foreign income taxed at different rates, including withholding taxes	25	34	10
Increase in valuation allowance	2	2	1
Release of valuation allowance	(8)	(6)	(38)
Change in tax rates	1	10	4
Impact of GILTI and FDII	(6)	(4)	2
IPO Costs	—	—	22
Executive Compensation	2	2	2
Non-deductible long term incentive plan	4	3	112
Other	(5)	2	—
Income tax expense	$185	$149	$23
During the fiscal year ended September 30, 2022, the Company recognized a tax benefit of $8 million for the release of valuation allowances in various foreign jurisdictions. During the fiscal year ended September 30, 2021, the Company recognized $10 million of income tax expense arising from an increase in our net UK deferred tax liability due to the change in the UK future statutory tax rate, which was offset by $4 million of excess tax benefits from long term incentive plan, and $6 million for the release of valuation allowances in Mexico and various foreign jurisdictions. During the fiscal year ended September 30, 2020, the Company recognized a net U.S. tax benefit of $25 million primarily related to the release of a U.S. deferred tax valuation allowance of $33 million offset by a write-off of expiring foreign tax credits of $10 million and a tax benefit of $15 million for the release of valuation allowances in Japan and various foreign jurisdictions.

For the fiscal years ended September 30, 2022 and September 30, 2021, the Company incurred losses in certain foreign territories and has offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. Significant components of the Company’s net deferred tax liabilities are summarized below:

	September 30, 2022	September 30, 2021 (a)
	(in millions)
Deferred tax assets:
Allowance and reserves	$27	$25
Employee benefits and compensation	75	78
Other accruals	27	28
Property, plant and equipment	30	19
Operating lease liabilities	66	77
Tax attribute carryforwards	65	135
Deferred revenue and debt	17	14
Total deferred tax assets	307	376
Less: Valuation allowance	(29)	(38)
Deferred tax assets, net of valuation allowance	278	338

Deferred tax liabilities:
Royalty advances	(24)	(19)
Operating lease right-of-use assets	(52)	(63)
Accrued royalties	(37)	(38)
Intangible assets	(333)	(393)
Debt and other	(23)	(1)
Total deferred tax liabilities	(469)	(514)
Net deferred tax liabilities	$(191)	$(176)
______________________________________
(a)Prior year amounts were updated to reflect an immaterial correction of previous netting of certain deferred taxes.
During the fiscal year ended September 30, 2022, the Company utilized a substantial portion of its foreign tax credit carryforwards in the U.S. The current levels of pre-tax income are sufficient to generate the minimum amount of future taxable income needed to support U.S. deferred tax assets realization.
At September 30, 2022, the Company has no remaining U.S. federal tax net operating loss carryforwards. The Company also has tax net operating loss carryforwards, with no expiration date, in France and Spain of $40 million and $17 million, respectively, and other tax net operating loss carryforwards in state, local and foreign jurisdictions that expire in various periods. In addition, the Company has foreign tax credit carryforwards for U.S. tax purposes of $12 million. The U.S. foreign tax credits will begin to expire in fiscal year 2027.
Deferred income taxes have not been recorded on indefinitely reinvested earnings of certain foreign subsidiaries of approximately $264 million at September 30, 2022. Distribution of these earnings may result in foreign withholding taxes and U.S. state taxes. However, variables existing if and when remittance occurs make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.
The Company classifies interest and penalties related to uncertain tax position as a component of income tax expense. As of September 30, 2022 and September 30, 2021, the Company had accrued $4 million and $4 million of interest and penalties, respectively.

The following table reflects changes in the gross unrecognized tax benefits, including interest and penalties:

	Fiscal Year Ended September 30,
	2022	2021	2020
	(in millions)
Gross unrecognized tax benefits - beginning of period	$12	$12	$12
Additions for prior year tax positions	1	3	3
Subtractions for prior year tax positions	(5)	(3)	(3)
Gross unrecognized tax benefits - end of period	$8	$12	$12
Included in the total unrecognized tax benefits at September 30, 2022 and September 30, 2021 are $7 million and $12 million, respectively, that if recognized, would reduce the effective income tax rate. The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of September 30, 2022 could decrease by up to approximately $1 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company has completed tax audits in the U.S. for tax years ended through September 30, 2013, in the UK for the tax years ended through September 30, 2016, in Germany for the tax years ended through September 30, 2014 and in France for the tax years ended through September 30, 2018. The Company is at various stages in the tax audit process in certain foreign and local jurisdictions.
12. Employee Benefit Plans
Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $51 million and $83 million as of September 30, 2022 and September 30, 2021, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had unfunded pension liabilities relating to these plans of approximately $35 million and $58 million recorded in its balance sheets as of September 30, 2022 and September 30, 2021, respectively. The Company uses a September 30 measurement date for its plans. For the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020, pension expense amounted to $3 million, $4 million and $4 million, respectively.
Certain employees also participate in defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $12 million for the fiscal year ended September 30, 2022, $9 million for the fiscal year ended September 30, 2021 and $8 million for the fiscal year ended September 30, 2020.
13. Stock-Based Compensation Plans
Warner Music Group Corp. 2020 Omnibus Incentive Plan
In connection with the IPO, the Company’s board of directors and stockholders approved the Warner Music Group Corp. 2020 Omnibus Incentive Plan, or the “Omnibus Incentive Plan.” The Omnibus Incentive Plan provides for the grant of incentive common stock, stock options, restricted stock, RSUs, performance awards and stock appreciation rights to employees, consultants and directors. The aggregate number of shares of common stock available for issuance under the Omnibus Incentive Plan is 31,169,099 shares of Class A Common Stock over the 10-year period from the date of adoption, including up to 1,000,000 shares of our Class A Common Stock in connection with the IPO.
To date, the Company has issued common stock, RSUs and restricted stock under the Omnibus Incentive Plan. The RSUs were granted to eligible employees and executives, and the common stock and restricted stock was granted to members of the Company’s Board of Directors. Except in the case of certain awards issued in connection with the IPO, holders of RSUs and restricted stock are entitled to dividends during the vesting period.
During the fiscal years ended September 30, 2022, 2021 and 2020, shares of Class A Common Stock issued under the Omnibus Incentive Plan were 463,826, 36,206 and 28,361, respectively. During the fiscal year ended September 30, 2022, the Company satisfied the vesting of RSUs issued to employees for the fiscal year ended September 30, 2021 in connection with the IPO by issuing 276,565 shares of Class A Common Stock under the Omnibus Incentive Plan, which is net of shares used to settle employee income tax obligations.
As of September 30, 2022, a total of 528,393 shares of Class A Common Stock were issued under the Omnibus Incentive Plan. As of September 30, 2022, there were 30,640,706 shares of Class A Common Stock available to be issued.

Warner Music Group Corp. Senior Management Free Cash Flow Plan
Effective January 1, 2013, eligible individuals were invited to participate in the Plan. Eligible individuals include any employee, consultant or officer of the Company or any of its affiliates, who is selected by the Company’s Compensation Committee to participate in the Plan. In 2017, the Company’s Compensation Committee invited two additional employees to participate in the Plan. Under the Plan, participants are allocated a specific portion of the Company’s free cash flow to use to purchase the equivalent of Company stock through the acquisition of deferred equity units. Participants also receive a grant of profit interests in a purposely established LLC holding company (the “LLC”) that represent an economic entitlement to future appreciation over an equivalent number of shares of Company stock (“matching units”). The Company’s board of directors authorized the issuance of up to 39,255,429.54 shares of the Company’s common stock pursuant to the Plan, 19,612,714.77 in respect of deferred equity units and 19,612,714.77 in respect of matching units, as adjusted in accordance with the Plan. The LLC currently owns 3,896,654 shares of Class B Common Stock. Each deferred equity unit is equivalent to a share of Company stock. The Company credits units to active participants each Plan year at the time that annual free cash flow bonuses for such Plan year are determined (although certain participants have already received their complete allocations) and may grant unallocated units under the Plan to certain members of current or future management. At the time that annual free cash flow bonuses for such Plan year are determined, a participant is credited a number of deferred equity units based on their respective allocation divided by the grant date intrinsic value and an equal number of the related matching units is vested. The redemption price of the deferred equity units equals the fair market value of a share of the Company’s stock on the date of the settlement and the redemption price for the matching units equals the excess, if any, of the then fair market value of one Company fractional share over the grant date intrinsic value of one share. Dividend distributions, if any, are also paid out on vested deferred equity units and are calculated on the same basis as the Company’s common shares. The Company has applied a graded (tranche-by-tranche) attribution method and expenses stock-based compensation on an accelerated basis over the vesting period of the share award.
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
For accounting purposes, the grant date was established at the point the Company and the participant reached a mutual understanding of the key terms and conditions, in this case the date at which the participant accepted the invitation to participate in the Plan. For accounting purposes, deferred equity units are deemed to generally vest between one and seven years and matching equity units granted under the Plan are deemed to vest two years after the allocation to the participant’s account. The deferred and matching equity units have cash settlement dates that began in December 2018. Upon the scheduled settlement date in December 2019 and December 2018, the Company settled 314,631.58 deferred equity units, including special deferred equity units, in cash totaling approximately $2 million, 8,359,629.35 in Company shares (which were contributed to the LLC in exchange for Class A units of the LLC) with an estimated value of $58 million and 217,312.53 matching equity units in cash totaling approximately $1 million.
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
In December 2020, all of the outstanding equity interests held by certain participants in the Plan were settled or redeemed in accordance with the terms of the Plan. The Class A and Class B equity units held by certain participants in Management LLC were redeemed in exchange for 18,265,183 shares of Class B Common Stock. These shares of Class B Common Stock converted to shares of Class A Common Stock upon exchange. The Company also issued a total of 4,321,259 additional shares of Class A Common Stock to settle the participants’ remaining deferred equity units previously issued under the Plan. In March 2021, the Compensation Committee of the Board of Directors of the Company approved an amendment to the Plan that allowed certain remaining Plan participants to redeem a portion of their vested Class B equity units of Management LLC. These Class B equity units were redeemed in exchange for a total of 968,920 shares of Class B Common Stock, which shares of Class B Common Stock converted to shares of Class A Common Stock upon the exchange. In October 2021, a remaining Plan participant redeemed a portion of vested Class B equity units of Management LLC. These Class B equity units were redeemed in exchange for a total of 510,165 shares of Class B Common Stock, which shares of Class B Common Stock converted to shares of Class A Common Stock upon the exchange.
The following table summarizes the activity for the Company’s unvested share awards under the Plan:

	Deferred Equity Units	Matching Equity Units	Deferred Equity Units Weighted-Average Intrinsic Value	Matching Equity Units Weighted-Average Intrinsic Value	Deferred Equity Units Weighted-Average Grant-Date Intrinsic Value	Matching Equity Units Weighted-Average Grant-Date Intrinsic Value
Unvested units at September 30, 2020	549,454	4,311,861	$27.01	$23.82	$23.82	$—
Granted	—	—	—	—	—	—
Vested	(549,454)	(2,303,578)	44.21	41.02	41.02	—
Forfeited	—	—	—	—	—	—
Unvested units at September 30, 2021	—	2,008,283	$—	$41.02	$—	$—
Granted	—	—	—	—	—	—
Vested	—	(1,458,829)	—	20.02	—	—
Forfeited	—	—	—	—	—	—
Unvested units at September 30, 2022	—	549,454	$—	$20.02	$—	$—
As of September 30, 2022 and September 30, 2021, there were no remaining unvested deferred equity unit awards outstanding. The weighted-average grant date intrinsic value of deferred equity unit awards for the fiscal year ended September 30, 2020 was $23.82. The fair value of these deferred equity units at September 30, 2020 was $27.01.
As September 30, 2022, 2021 and 2020, the Company had approximately $1 million, $4 million and $14 million, respectively, of unrecognized compensation costs related to its unvested share awards. As of September 30, 2022, the remaining weighted-average period over which total compensation related to unvested awards is expected to be recognized is less than 1 year.
Restricted Stock Units
The following table summarizes the activity for the Company’s unvested RSUs:

	Number of Share Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding balance as of September 30, 2021	1,535,367	$32.29
Granted	875,934	44.38
Vested	(432,816)	29.75
Forfeited/canceled	(87,210)	31.73
Unvested and outstanding balance as of September 30, 2022	1,891,275	$38.50
The weighted-average grant date fair value of RSUs granted during the fiscal years ended September 30, 2022 and 2021 was $44.38 and $32.23, respectively. The total fair value of RSUs vested during the fiscal years ended September 30, 2022 and 2021 was $18 million and $0 million, respectively, computed as of the date of vesting. During the fiscal year ended September 30, 2020 there were no RSUs granted or vested.
As of September 30, 2022, total unrecognized compensation cost related to RSUs was approximately $31 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years. The Company satisfies the vesting of RSUs by issuing new shares of its Class A Common Stock.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as selling, general and administrative expenses. The Company recognized non-cash stock-based compensation expense of $39 million, $45 million and $608 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

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
As the Management Agreement was terminated in June 2020, the Company incurred no costs associated with the Management Agreement for the fiscal years ended September 30, 2022 and 2021. Prior to the termination of the Management Agreement, the Company incurred costs associated with the Management Agreement of approximately $7 million for the fiscal year ended September 30, 2020. Such amounts have been included as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.
Lease Arrangements with Related Parties
On March 29, 2019, an affiliate of Access acquired the Ford Factory Building, located on 777 S. Santa Fe Avenue in Los Angeles, California from an unaffiliated third party. The building is the Company’s new Los Angeles, California headquarters and as such, the Company is the sole tenant of the building acquired by Access. The existing lease agreement was assumed by Access upon purchase of the building and was not modified as a result of the purchase. Rental payments by the Company under the existing lease for the fiscal 2022 year were approximately $14 million and are subject to annual fixed increases throughout the remainder of the lease term. The remaining lease term is approximately 8 years, after which the Company may exercise a single option to extend the term of the lease for 10 years thereafter.
On July 29, 2014, AI Wrights Holdings Limited, an affiliate of Access, entered into a lease and related agreements with Warner Chappell Music Limited and WMG Acquisition (UK) Limited, subsidiaries of the Company, for the lease of 27 Wrights Lane, Kensington, London, United Kingdom. The Company had been the tenant of the building which Access acquired. Subsequent to the change in ownership, the parties entered into the lease and related agreements pursuant to which, on January 1, 2015, the rent was increased to £3,460,250 per year and the term was extended for an additional five years from December 24, 2020 to December 24, 2025, with a market rate rent review which began on December 25, 2020.
License Agreements with Deezer
Access owns an equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. Subsidiaries of the Company have been a party to license arrangements with Deezer since 2008, which provide for the use of the Company’s sound recordings on Deezer’s ad-supported and subscription streaming services worldwide (excluding China, North Korea, and Japan (included for subscription services only)) in exchange for fees paid by Deezer. The Company has also authorized Deezer to include the Company’s sound recordings in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to the Company. Deezer paid to the Company an aggregate amount of approximately $36 million, $42 million and $42 million in connection with the foregoing arrangements during the fiscal years ended September 30, 2022, 2021 and 2020, respectively. In addition, in connection with these arrangements, (i) the Company was issued warrants to purchase shares of Deezer S.A. and (ii) the Company purchased a small number of shares of Deezer S.A. The Company also has various publishing agreements with Deezer. Warner Chappell has licenses with Deezer for use of repertoire on the service in Europe, which the Company refers to as a PEDL license (referencing the Company’s Pan European Digital Licensing initiative), and for territories in Latin America. For the PEDL and Latin American licenses for the fiscal years ended September 30, 2022, 2021 and 2020, Deezer paid the Company an additional approximately $2 million, $2 million and $2 million, respectively. Deezer also licenses other publishing rights controlled by Warner Chappell through statutory licenses or through various collecting societies.

    On April 13, 2022, the Company entered into an agreement to purchase 900,000 ordinary shares for €9 million of I2PO, a French société anonyme and special purpose acquisition company listed on the Paris Euronext Exchange. I2PO merged with Deezer S.A., which was consummated on July 5, 2022. In connection with the merger, preferred shares in Deezer S.A. previously held by the Company were converted into ordinary shares of the combined publicly traded entity. Following the consummation of the merger, I2PO was renamed Deezer. The Company’s equity interests in Deezer S.A. are recorded at fair value in accordance with ASC 321, Investments—Equity Securities based on quoted prices in active markets. As of September 30, 2022, the fair value of these equity interests was approximately $17 million.

Investment in Tencent Music Entertainment Group
On October 1, 2018, WMG China LLC (“WMG China”), an affiliate of the Company, entered into a share subscription agreement with Tencent Music Entertainment Group pursuant to which WMG China purchased 37,162,288 ordinary shares of Tencent Music Entertainment Group for $100 million. WMG China was 80% owned by AI New Holdings 5 LLC, an affiliate of Access, and 20% owned by the Company.

On November 4, 2021, WMG China distributed to the Company, the Company’s pro-rata share of the Tencent Music Entertainment Group equity held by WMG China. WMG China was dissolved on May 9, 2022.
15. Commitments and Contingencies
Talent Advances
The Company routinely enters into long-term commitments with recording artists, songwriters, publishers and third-party labels for the future delivery of music. Such commitments generally become due only upon delivery and Company acceptance of albums from the recording artists or future musical compositions from songwriters and publishers. Additionally, such commitments are typically cancellable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, off-balance sheet aggregate firm commitments to such talent approximated $469 million and $537 million as of September 30, 2022 and September 30, 2021, respectively.
Other
Other off-balance sheet firm commitments, which primarily include minimum funding commitments to investees, amounted to approximately $48 million and $23 million at September 30, 2022 and September 30, 2021, respectively.
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
The Company’s hedged interest rate transactions as of September 30, 2022 are expected to be recognized within approximately two years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 19. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income (expense) in the period measured.
The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
As of September 30, 2022 and September 30, 2021, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive income related to foreign exchange hedging.
As of September 30, 2022, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $13 million of unrealized deferred gains in comprehensive income related to the interest rate swaps. As of September 30, 2021, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $17 million of unrealized deferred losses in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax gains of $10 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other income for the fiscal year ended September 30, 2022. The Company recorded realized pre-tax losses of $3 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the fiscal year ended September 30, 2021.
The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the fiscal year ended September 30, 2022 were $40 million. The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the fiscal year ended September 30, 2021 were $15 million.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at September 30, 2022 and September 30, 2021:

	September 30, 2022 (a)	September 30, 2021 (b)
	(in millions)
Other current assets	$2	$—
Other noncurrent assets	16	—
Other noncurrent liabilities	—	(22)
______________________________________
(a)$2 million and $16 million of interest rate swaps in current and noncurrent asset positions, respectively.
(b)$22 million of interest rate swaps in noncurrent liability positions.

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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
2022
Revenues	$4,966	$958	$(5)	$5,919
Operating income (loss)	796	139	(221)	714
Amortization of intangible assets	176	87	—	263
Depreciation of property, plant and equipment	51	5	20	76
OIBDA	1,023	231	(201)	1,053
Total assets	3,515	2,954	1,359	7,828
Capital expenditures	52	1	82	135
2021
Revenues	$4,544	$761	$(4)	$5,301
Operating income (loss)	733	89	(213)	609
Amortization of intangible assets	150	79	—	229
Depreciation of property, plant and equipment	53	6	18	77
OIBDA	936	174	(195)	915
Total assets	3,278	2,843	1,090	7,211
Capital expenditures	33	1	59	93
2020
Revenues	$3,810	$657	$(4)	$4,463
Operating income (loss)	175	81	(485)	(229)
Amortization of intangible assets	119	71	—	190
Depreciation of property, plant and equipment	55	5	11	71
OIBDA	349	157	(474)	32
Capital expenditures	28	1	56	85
Revenues relating to operations in different geographical areas are set forth below for the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020. Total long-lived assets relating to operations in different geographical areas, which consist of property, plant and equipment, net and operating lease right-of-use assets, net, are set forth below as of September 30, 2022 and September 30, 2021.

	2022		2021		2020
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues
	(in millions)
United States	$2,744	$468	$2,363	$439	$1,934
United Kingdom	734	30	620	43	551
Germany	613	68	662	52	511
All other territories	1,828	75	1,656	98	1,467
Total	$5,919	$641	$5,301	$632	$4,463
Customer Concentration
In the fiscal year ended September 30, 2022, the Company had three customers, Spotify, YouTube and Apple, that individually represented 10% or more of total revenues, whereby Spotify represented 17%, YouTube represented 12% and Apple represented 11% of total revenues. In the fiscal year ended September 30, 2021, the Company had three customers, Spotify, Apple and YouTube, that individually represented 10% or more of total revenues, whereby Spotify represented 18%, Apple represented 13% and YouTube represented 11% of total revenues. In the fiscal year ended September 30, 2020, the Company had two customers, Spotify and Apple, that individually represented 10% or more of total revenues, whereby Spotify represented 17% and Apple represented 14% of total revenues. These customers’ revenues are included in both the Company’s Recorded Music and Music Publishing segments and the Company expects that the Company’s license agreements with these customers will be renewed in the normal course of business.
18. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $122 million, $137 million and $128 million during the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively. The Company paid approximately $141 million, $124 million and $81 million of income and withholding taxes, net of refunds, for the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively.
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
On August 12, 2022, the Company’s board of directors declared a cash dividend of $0.16 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid on September 1, 2022.
The Company paid cash dividends to stockholders and participating security holders of $318 million, $265 million and $344 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
On November 10, 2022, the Company’s board of directors declared a cash dividend of $0.16 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on December 1, 2022 to stockholders of record as of the close of business on November 22, 2022.
Noncash Investment Activity
Noncash investing activities was approximately $125 million related to the acquisition of music publishing rights and music catalogs, net during the fiscal year ended September 30, 2022. The corresponding notes payable balance is reflected as other current liabilities within the Company’s consolidated balance sheet at September 30, 2022.

COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a global pandemic by the World Health Organization. Government-imposed mandates limiting public assembly and restrictions on non-essential businesses have adversely impacted the Company’s operations for the fiscal year ended September 30, 2022, including touring and live events. For the fiscal year ended September 30, 2022, revenues improved due to the recovery of certain COVID-19 impacted revenue streams.
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
In accordance with the fair value hierarchy, described above, the following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2022 and September 30, 2021.

	Fair Value Measurements as of September 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Interest Rate Swap (d)	$—	$2	$—	$2
Other Noncurrent Assets:
Interest Rate Swaps (d)	—	16	—	16
Equity Investment with Readily Determinable Fair Value (c)	36	—	—	36
Other Noncurrent Liabilities:
Contractual Obligations (a)	—	—	(1)	(1)
Total	$36	$18	$(1)	$53

	Fair Value Measurements as of September 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	$—	$—	$(4)	$(4)
Other Noncurrent Assets:
Equity Method Investment (b)	26	—	—	26
Equity Investment with Readily Determinable Fair Value (c)	37	—	—	37
Other Noncurrent Liabilities:
Contractual Obligations (a)	—	—	(15)	(15)
Interest Rate Swaps (d)	—	(22)	—	(22)
Total	$63	$(22)	$(19)	$22
______________________________________
(a)This represents contingent consideration related to acquisitions. This is based on a probability weighted performance approach and it is adjusted to fair value on a recurring basis and any adjustments are typically included as a component of operating income in the consolidated statements of operations. This amount was mainly calculated using unobservable inputs such as future earnings performance of the acquiree and the expected timing of payments.
(b)This represents an equity method investment which was acquired in fiscal 2019 whereby the Company elected the fair value option under ASC 825, Financial Instruments (“ASC 825”). During the fiscal year ended September 30, 2022, this investment was sold.
(c)These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, Investments—Equity Securities, based on quoted prices in active markets.
(d)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of September 30, 2022 for contracts involving the same attributes and maturity dates.
The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2021	$(19)
Additions	(1)
Reductions	15
Payments	4
Balance at September 30, 2022	$(1)
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the fiscal year ended September 30, 2022. In addition, there were no observable price changes events that were completed during the fiscal year ended September 30, 2022.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2022, the fair value of the Company’s debt was $3.181 billion. Based on the level of interest rates prevailing at September 30, 2021, the fair value of the Company’s debt was $3.412 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

20. Subsequent Events
On November 1, 2022, Acquisition Corp. entered into a Seventh Incremental Commitment Amendment (the “Seventh Incremental Commitment Amendment”), with Credit Suisse AG, New York Branch, as Tranche H term lender, and Credit Suisse AG, as administrative agent, and acknowledged by the guarantors party thereto and WMG Holdings Corp., to the Senior Term Loan Credit Agreement, pursuant to which Acquisition Corp. borrowed additional term loans in the amount of $150 million for an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of $1,295 million. The Seventh Incremental Commitment Amendment was entered into to fund certain deferred payment obligations owing in respect of certain prior acquisitions, to pay fees and expenses relating thereto and for general corporate purposes.

WARNER MUSIC GROUP CORP.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Fiscal Year Ended September 30, 2022
Allowance for doubtful accounts	$20	$5	$(6)	$19
Reserves for sales returns	23	52	(56)	19
Allowance for deferred tax asset	38	2	(11)	29
Fiscal Year Ended September 30, 2021
Allowance for doubtful accounts	$23	$1	$(4)	$20
Reserves for sales returns	24	53	(54)	23
Allowance for deferred tax asset	45	2	(9)	38
Fiscal Year Ended September 30, 2020
Allowance for doubtful accounts	$17	$11	$(5)	$23
Reserves for sales returns	23	66	(65)	24
Allowance for deferred tax asset	91	1	(47)	45

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors that occurred during the fourth fiscal quarter of the fiscal year ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees continue to work remotely due to the COVID-19 global pandemic.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.
The effectiveness of our internal control over financial reporting as of September 30, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2022.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2022.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2022.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2022.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2022.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report:
(1) Financial Statements:
The Financial Statements are listed in the Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report.
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

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description
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

10.18†(2)	Letter Agreement, dated as of September 30, 2014, between Warner Music Inc. and Eric Levin
10.19†(2)	Letter Agreement, dated as of October 6, 2015, between Warner Music Inc. and Eric Levin
10.20†(2)	Letter Agreement, dated as of December 2, 2016, between Warner Music Inc. and Eric Levin
10.21†(2)	Letter Agreement, dated as of August 4, 2015, between Warner Music Inc. and Paul M. Robinson
10.22†(2)	Letter Agreement, dated May 2, 2018, between Warner Music Inc. and Eric Levin
10.23†(2)	Letter Agreement, dated May 2, 2018, between Warner Music Inc. and Paul M. Robinson
10.24†(2)	Letter Agreement, dated as of January 8, 2019, between Warner Chappell Music, Inc. and Guy Moot.
10.25†(2)	Service Agreement, dated as of January 8, 2019, between Warner Chappell Music Limited and Guy Moot.
10.26†(2)	Letter Agreement, dated as of March 12, 2018, between Warner Chappell Music, Inc. and Carianne Marshall.
10.27†(2)	Letter Agreement, dated as of November 16, 2018, between Warner Chappell Music, Inc. and Carianne Marshall.
10.28†(2)	Letter Agreement, dated as of January 8, 2019, between Warner Chappell Music, Inc. and Carianne Marshall.
10.29†(5)	Letter Agreement, dated as of October 21, 2020, between Warner Music Inc. and Eric Levin.
10.30*†	Letter Agreement, dated as of September 20, 2022, between Warner Music Group Corp and Robert Kyncl.
10.31*†	Form of CEO Performance Share Award Agreement.
10.32*†	Form of CEO Option Award Terms and Conditions.
10.33†(10)	Terms and Conditions of Restricted Stock Units.
10.34†(10)	Additional Terms and Conditions of Restricted Stock Units in the United Kingdom.
10.35†(2)	Service Agreement, dated as of March 20, 2017, between Max Lousada and Warner Music International Services Limited
10.36†(2)	Warner Music Group Corp. Deferred Compensation Plan
10.37†(2)	Second Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.38†(2)	Amendment to Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.39†(9)	Amendment to Warner Music Group Corp. Senior Management Free Cash Flow Plan, dated as of September 27, 2021.
10.40†(2)	Form of Election for Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.41†(2)	Form of Award Agreement under Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.42†(2)	Form of Award Agreement for 2014 Additional Unit Allocation under Warner Music Group Corp. Senior Management Free Cash Flow Plan.
10.43†(2)	Second Amended and Restated Limited Liability Company Agreement of WMG Management Holdings, LLC, dated as of March 10, 2017
10.44(2)	Lease, dated as of October 1, 2013, between Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., and WMG Acquisition Corp. (the “Headquarters Lease”)
10.45(2)	Guaranty of Headquarters Lease, dated as of October 1, 2013
10.46(2)	Assurance of Discontinuance, dated November 22, 2005
10.47(2)	Lease, dated as of October 7, 2016, between Warner Acquisition Corp. and Sri Ten Santa Fe LLC.
21.1*	List of Subsidiaries of Warner Music Group Corp.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see signature page)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1*+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(5)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 23, 2020.
(6)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed November 2, 2020.
(7)Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2020 (File No. 001-32502).
(8)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed August 16, 2021.
(9)Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2021 (File No. 001-32502).
(10)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2020 (File No. 001-32502).
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2022.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on November 22, 2022.

Signature	Title

/s/ STEPHEN COOPER	CEO and President and Director (Principal Executive Officer)
Stephen Cooper

/s/ ERIC LEVIN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric Levin

/s/ MICHAEL LYNTON	Chairman of the Board of Directors
Michael Lynton

/s/ LEN BLAVATNIK	Vice Chairman of the Board of Directors
Len Blavatnik

/s/ LINCOLN BENET	Director
Lincoln Benet

/s/ ALEX BLAVATNIK	Director
Alex Blavatnik

/s/ MATHIAS DÖPFNER	Director
Mathias Döpfner

/s/ NANCY DUBUC	Director
Nancy Dubuc

/s/ NOREENA HERTZ	Director
Noreena Hertz

/s/ YNON KREIZ	Director
Ynon Kreiz

/s/ CECI KURZMAN	Director
Ceci Kurzman

/s/ DONALD A. WAGNER	Director
Donald A. Wagner