Form 10-Q
period 2022-12-31
Warner Music Group Corp.
filed 2023-02-09
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of February 6, 2023, there were 138,288,424 shares of Class A Common Stock and 377,650,449 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Condensed Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	December 31, 2022	September 30, 2022
Assets
Current assets:
Cash and equivalents	$720	$584
Accounts receivable, net of allowances of $21 million and $19 million	1,004	984
Inventories	102	108
Royalty advances expected to be recouped within one year	405	372
Prepaid and other current assets	109	91
Total current assets	2,340	2,139
Royalty advances expected to be recouped after one year	546	503
Property, plant and equipment, net of accumulated depreciation of $489 million and $461 million	430	415
Operating lease right-of-use assets, net	220	226
Goodwill	1,951	1,920
Intangible assets subject to amortization, net	2,266	2,239
Intangible assets not subject to amortization	149	145
Deferred tax assets, net	29	29
Other assets	198	212
Total assets	$8,129	$7,828
Liabilities and Equity
Current liabilities:
Accounts payable	$220	$268
Accrued royalties	2,091	1,918
Accrued liabilities	477	457
Accrued interest	29	17
Operating lease liabilities, current	39	40
Deferred revenue	327	423
Other current liabilities	158	245
Total current liabilities	3,341	3,368
Long-term debt	3,946	3,732
Operating lease liabilities, noncurrent	234	241
Deferred tax liabilities, net	223	220
Other noncurrent liabilities	103	99
Total liabilities	$7,847	$7,660
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 138,073 and 137,199 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 377,650 and 377,650 issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	1	1
Additional paid-in capital	1,984	1,975
Accumulated deficit	(1,439)	(1,477)
Accumulated other comprehensive loss, net	(276)	(347)
Total Warner Music Group Corp. equity	270	152
Noncontrolling interest	12	16
Total equity	282	168
Total liabilities and equity	$8,129	$7,828
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Revenue	$1,488	$1,614
Costs and expenses:
Cost of revenue	(761)	(818)
Selling, general and administrative expenses (a)	(440)	(497)
Amortization expense	(63)	(60)
Total costs and expenses	(1,264)	(1,375)
Net gain on divestiture	41	—
Operating income	265	239
Interest expense, net	(32)	(30)
Other (expense) income	(61)	54
Income before income taxes	172	263
Income tax expense	(48)	(75)
Net income	124	188
Less: Income attributable to noncontrolling interest	(2)	(1)
Net income attributable to Warner Music Group Corp.	$122	$187

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.23	$0.36
Class B – Basic and Diluted	$0.23	$0.36
Weighted average common shares:
Class A – Basic and Diluted	137,424	123,969
Class B – Basic and Diluted	377,650	390,952

(a) Includes depreciation expense:	$(21)	$(21)
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Net income	$124	$188
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	72	(25)
Deferred (loss) gain on derivative financial instruments	(1)	7
Other comprehensive income (loss), net of tax	71	(18)
Total comprehensive income	195	170
Less: Income attributable to noncontrolling interest	(2)	(1)
Comprehensive income attributable to Warner Music Group Corp.	$193	$169
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$124	$188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	81
Unrealized (gains) losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	79	(36)
Deferred income taxes	(5)	19
Net loss (gain) on divestitures and investments	(41)	(11)
Non-cash interest expense	2	1
Non-cash stock-based compensation expense	14	24
Changes in operating assets and liabilities:
Accounts receivable, net	7	(100)
Inventories	13	12
Royalty advances	(55)	(177)
Accounts payable and accrued liabilities	(61)	(2)
Royalty payables	117	107
Accrued interest	12	16
Operating lease liabilities	(2)	(2)
Deferred revenue	(104)	(50)
Other balance sheet changes	25	59
Net cash provided by operating activities	209	129
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(33)	(165)
Capital expenditures	(21)	(34)
Investments and acquisitions of businesses, net of cash received	(8)	(425)
Proceeds from the sale of investments	10	—
Proceeds from divestitures	42	—
Net cash used in investing activities	(10)	(624)
Cash flows from financing activities
Proceeds from issuance of 3.750% Senior Secured Notes due 2029	—	535
Proceeds from incremental Senior Term Loan Facility	147	—
Deferred financing costs paid	(2)	(4)
Distribution to noncontrolling interest holders	(6)	(1)
Dividends paid	(84)	(78)
Payment of deferred and contingent consideration	(125)	(4)
Net cash (used in) provided by financing activities	(70)	448
Effect of exchange rate changes on cash and equivalents	7	(2)
Net increase (decrease) in cash and equivalents	136	(49)
Cash and equivalents at beginning of period	584	499
Cash and equivalents at end of period	$720	$450
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

Three Months Ended December 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2022	137,199	$—	377,650	$1	$1,975	$(1,477)	$(347)	$152	$16	$168
Net income	—	—	—	—	—	122	—	122	2	124
Other comprehensive income, net of tax	—	—	—	—	—	—	71	71	—	71
Dividends ($0.16 per Class A and B share)	—	—	—	—	—	(84)	—	(84)	—	(84)
Stock-based compensation expense	—	—	—	—	9	—	—	9	—	9
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6)	(6)
Shares issued under the Plan	869	—	—	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	5	—	—	—	—	—	—	—	—	—
Balance at December 31, 2022	138,073	$—	377,650	$1	$1,984	$(1,439)	$(276)	$270	$12	$282

Three Months Ended December 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2021	122,415	$—	391,971	$1	$1,942	$(1,710)	$(202)	$31	$15	$46
Net income	—	—	—	—	—	187	—	187	1	188
Other comprehensive loss, net of tax	—	—	—	—	—	—	(18)	(18)	—	(18)
Dividends ($0.15 per Class A and B share)	—	—	—	—	—	(78)	—	(78)	—	(78)
Stock-based compensation expense	—	—	—	—	31	—	—	31	—	31
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Conversion of Class B shares for Class A shares	4,671	—	(4,671)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	151	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	4	4
Balance at December 31, 2021	127,237	$—	387,300	$1	$1,973	$(1,601)	$(220)	$153	$19	$172
See accompanying notes

Warner Music Group Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023.
The consolidated balance sheet at September 30, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (File No. 001-32502).
Change in Fiscal Year End
On September 29, 2022, the Board of Directors approved a change, effective for the 2023 fiscal year, to the Company’s fiscal year from a modified 52-53-week calendar, in which reporting periods ended on the last Friday of the calendar quarter, to a reporting calendar in which the reporting periods end on the last day of the calendar quarter. Effective for the 2023 fiscal year, the Company’s fiscal year will begin on October 1 and end on September 30 of each year.
Prior to the start of the 2023 fiscal year, the Company maintained a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2022 included 53 weeks, with the additional week falling in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the three months ended December 31, 2021 reflect 14 weeks, or 98 days, compared to 92 days for the three months ended December 31, 2022. For the three months ended December 31, 2021, the revenue benefit of the additional week was approximately $73 million, primarily reflected in Recorded Music streaming revenue.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendment provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified that certain optional expedients and exceptions in Topic 848 apply to derivative instruments that are affected by the discounting transition due to reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date, which extended the period in which Topic 848 may be applied until December 31, 2024. These ASUs were effective upon issuance and may be applied prospectively to contract modifications and hedging relationships entered into or evaluated through December 31, 2024. The discontinuation of LIBOR will impact the Senior Term Loan Facility and Revolving Credit Facility as well as a pay-fixed receive-variable interest rate swap which will be outstanding as of the effective date of the discontinuation. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements, but does not expect it will have a material effect.
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the three months ended December 31, 2022 and 2021, respectively.
The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three months ended December 31, 2022 and 2021 (in millions, except share amounts, which are reflected in thousands, and per share data):

	Three Months Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$34	$88	$47	$140
Less: Net income attributable to participating securities	(2)	—	(2)	—
Net income attributable to common stockholders	$32	$88	$45	$140
Denominator
Weighted average shares outstanding	137,424	377,650	123,969	390,952
Basic and Diluted EPS	$0.23	$0.23	$0.36	$0.36

4. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended December 31,
	2022	2021
	(in millions)
Revenue by Type
Digital	$803	$870
Physical	133	195
Total Digital and Physical	936	1,065
Artist services and expanded-rights	206	232
Licensing	97	89
Total Recorded Music	1,239	1,386
Performance	45	38
Digital	149	133
Mechanical	14	14
Synchronization	39	42
Other	3	2
Total Music Publishing	250	229
Intersegment eliminations	(1)	(1)
Total Revenues	$1,488	$1,614
Revenue by Geographical Location
U.S. Recorded Music	$539	$608
U.S. Music Publishing	133	115
Total U.S.	672	723
International Recorded Music	700	778
International Music Publishing	117	114
Total International	817	892
Intersegment eliminations	(1)	(1)
Total Revenues	$1,488	$1,614
Sales Returns and Uncollectible Accounts
Based on management’s analysis of sales returns, refund liabilities of $26 million and $19 million were established at December 31, 2022 and September 30, 2022, respectively.
Based on management’s analysis of estimated credit losses, reserves of $21 million and $19 million were established at December 31, 2022 and September 30, 2022, respectively.
Deferred Revenue
Deferred revenue increased by $103 million during the three months ended December 31, 2022 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $144 million were recognized during the three months ended December 31, 2022 related to the balance of deferred revenue at September 30, 2022. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the three months ended December 31, 2022 and December 31, 2021, the Company recognized revenue of $27 million and $37 million, respectively, from performance obligations satisfied in previous periods.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2022 are as follows:

	Rest of FY23	FY24	FY25	Thereafter	Total
	(in millions)
Remaining performance obligations	$547	$367	$5	$1	$920
Total	$547	$367	$5	$1	$920
5. Acquisition of 300 Entertainment
On December 16, 2021, the Company purchased all outstanding shares of Theory Entertainment LLC d/b/a 300 Entertainment (“300 Entertainment”), an independent U.S. record label. The final consideration paid was determined to be $394 million, which reflects the base purchase price of $400 million, adjusted for, among other items, working capital. At December 31, 2022, the Company updated and finalized the purchase price allocation recorded at September 30, 2022, which resulted in a decrease to intangible assets of approximately $1 million and a net decrease to other acquired assets and liabilities of approximately $2 million, with a corresponding net increase to goodwill of approximately $3 million.
See Note 5, “Acquisition of 300 Entertainment,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 for the preliminary purchase price allocation, valuation methodology, and other information related to the 300 Entertainment acquisition.
6. Comprehensive Income
Comprehensive income, which is reported in the accompanying condensed consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax benefit of less than $1 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2022	$(358)	$(2)	$13	$(347)
Other comprehensive income (loss)	72	—	(1)	71
Balances at December 31, 2022	$(286)	$(2)	$12	$(276)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
7. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2022	$1,456	$464	$1,920
Acquisitions	3	—	3
Other adjustments (a)	28	—	28
Balances at December 31, 2022	$1,487	$464	$1,951
______________________________________
(a)Other adjustments during the three months ended December 31, 2022 represent foreign currency movements.
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
Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	December 31, 2022	September 30, 2022
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,379	$1,316
Music publishing copyrights	25 years	1,958	1,889
Artist and songwriter contracts	13 years	1,046	1,014
Trademarks	14 years	106	103
Other intangible assets	6 years	92	89
Total gross intangible assets subject to amortization		4,581	4,411
Accumulated amortization		(2,315)	(2,172)
Total net intangible assets subject to amortization		2,266	2,239
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	149	145
Total net intangible assets		$2,415	$2,384
8. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	December 31, 2022	September 30, 2022
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2028	1,295	1,145
2.750% Senior Secured Notes due 2028 (€325 face amount)	346	318
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	474	435
3.000% Senior Secured Notes due 2031	800	800
Total long-term debt, including the current portion	$3,990	$3,773
Issuance premium less unamortized discount and unamortized deferred financing costs	(44)	(41)
Total long-term debt, including the current portion, net	$3,946	$3,732
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $4 million at both December 31, 2022 and September 30, 2022. There were no loans outstanding under the Revolving Credit Facility at December 31, 2022 or September 30, 2022.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of December 31, 2022 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.

The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, the covenants under the Revolving Credit Facility, which are currently suspended, will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility. The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of December 31, 2022.
Fiscal 2023 Transactions
Senior Term Loan Facility Amendment
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
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.18x at December 31, 2022, the applicable margin for Eurodollar loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
The Tranche G loans under the Senior Term Loan Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR”) subject to a zero floor, plus 2.125% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term Loan LIBOR, plus 1.00% per annum, subject to a 1.00% floor, plus, in each case, 1.125% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
The Tranche H loans under the Senior Term Loan Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Term SOFR”) subject to a 0.50% floor, plus 3.00% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR, plus 1.00% per annum, subject to a 1.50% floor, plus, in each case, 2.00% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. Please refer to Note 12 of our condensed consolidated financial statements for further discussion.

Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 20, 2028.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is April 3, 2025.
Maturities of Senior Secured Notes
As of December 31, 2022, there are no scheduled maturities of notes until 2028, when $346 million is scheduled to mature. Thereafter, $2.349 billion is scheduled to mature.
Interest Expense, net
Total interest expense, net was $32 million and $30 million for the three months ended December 31, 2022 and 2021, respectively. The weighted-average interest rate of the Company’s total debt was 3.7% at December 31, 2022, 3.5% at September 30, 2022 and 3.2% at December 31, 2021.
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
10. Equity
Stock-Based Compensation
The Company’s stock-based compensation plans are described in Note 13, “Stock-Based Compensation Plans,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Stock-based compensation consists primarily of restricted stock units (“RSUs”) granted to eligible employees and executives under the Omnibus Incentive Plan.
During the three months ended December 31, 2022, the Company approved the issuance of RSUs under the Omnibus Incentive Plan to eligible employees and executives. For accounting purposes, vesting of such RSUs commenced during the period. Non-cash stock-based compensation associated with these RSUs was $8 million which has been classified as a share-based compensation liability as of December 31, 2022 as further described below.
The Company recognized a total of $14 million of non-cash stock-based compensation expense for the three months ended December 31, 2022, of which $4 million was recorded to additional paid-in capital, and a remaining $10 million has been classified as a share-based compensation liability as of December 31, 2022. The share-based compensation liability represents awards under the Omnibus Incentive Plan where a total value is known and settlement will occur in a variable number of shares of Class A Common Stock and RSUs. During the three months ended December 31, 2022, $5 million was reclassified from share-based compensation liability to additional paid-in capital, representing the grant date fair value of RSUs granted which were previously classified as a share-based compensation liability as of September 30, 2022. The Company recognized approximately $24 million of non-cash stock-based compensation expense for the three months ended December 31, 2021.
Common Stock
During the three months ended December 31, 2022, in connection with the Senior Management Free Cash Flow Plan (the “Plan”), the Company issued a total of approximately 869,000 shares of Class A Common Stock to settle a portion of a participant’s deferred equity units previously issued under the Plan.

During the three months ended December 31, 2022, the Company satisfied the vesting of RSUs issued to employees by issuing approximately 5,000 shares of Class A Common Stock under the Omnibus Incentive Plan, which is net of shares used to settle employee income tax obligations.
11. Income Taxes
For the three months ended December 31, 2022, the Company recorded an income tax expense of $48 million. The income tax expense for the three months ended December 31, 2022 is higher than the expected tax expense at the statutory rate of 21% primarily due to U.S. state and local taxes, withholding taxes, foreign income taxed at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by a deduction against foreign derived intangible income (“FDII”).
For the three months ended December 31, 2021, the Company recorded an income tax expense of $75 million. The income tax expense for the three months ended December 31, 2021 is higher than the expected tax benefit at the statutory tax rate of 21% primarily due to U.S. state and local taxes, withholding taxes, foreign income taxed at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by a deduction against foreign derived intangible income (“FDII”).
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of December 31, 2022 could decrease by up to approximately $1 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
12. Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts and interest rate swaps, for the purposes of managing foreign currency exchange rate risk and interest rate risk on expected future cash flows.
The Company’s hedged interest rate transactions as of December 31, 2022 are expected to be recognized within one year. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 19, “Fair Value Measurements,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income (expense) in the period measured.
As of December 31, 2022, the Company had outstanding foreign currency forward exchange contracts for the sale of $337 million and the purchase of $197 million of foreign currencies at fixed rates that will be settled by September 2023.
As of December 31, 2022, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $12 million of unrealized deferred gains in comprehensive income related to the interest rate swaps. As of September 30, 2022, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $13 million of unrealized deferred gains in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax losses of $1 million and unrealized pre-tax losses of $7 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the three months ended December 31, 2022. The Company recorded realized pre-tax gains of $1 million and unrealized pre-tax gains of $2 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other income for the three months ended December 31, 2021.
The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the three months ended December 31, 2022 were $2 million. The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the three months ended December 31, 2021 were $9 million.

The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at December 31, 2022 and September 30, 2022:

	December 31, 2022 (a)	September 30, 2022 (b)
	(in millions)
Other current assets	$17	$2
Other current liabilities	(8)	—
Other noncurrent assets	—	16
Other noncurrent liabilities	—	—
______________________________________
(a)Includes $13 million and $20 million of foreign exchange derivative contracts which net to $1 million of current assets and $8 million of current liabilities, respectively, and $16 million of interest rate swaps in current asset positions.
(b)Includes $2 million and $16 million of interest rate swaps in current and noncurrent asset positions, respectively.
13. Segment Information
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
The accounting policies of the Company’s business segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, and therefore, do not themselves impact consolidated results.

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
December 31, 2022
Revenues	$1,239	$250	$(1)	$1,488
Operating income (loss)	283	49	(67)	265
Amortization of intangible assets	41	22	—	63
Depreciation of property, plant and equipment	13	1	7	21
OIBDA	337	72	(60)	349
December 31, 2021
Revenues	$1,386	$229	$(1)	$1,614
Operating income (loss)	276	32	(69)	239
Amortization of intangible assets	40	20	—	60
Depreciation of property, plant and equipment	14	2	5	21
OIBDA	330	54	(64)	320
14. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $25 million and $13 million during the three months ended December 31, 2022 and 2021, respectively. The Company paid approximately $45 million and $29 million of income and withholding taxes, net of refunds, for the three months ended December 31, 2022 and 2021, respectively.

Gain on Divestiture
During the three months ended December 31, 2022, the Company sold its interest in certain sound recording rights and recorded a pre-tax gain of $41 million which was recorded as a net gain on divestiture in the accompanying condensed consolidated statement of operations.
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
On November 10, 2022, the Company’s board of directors declared a cash dividend of $0.16 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on December 1, 2022. The Company paid an aggregate of approximately $84 million, or $0.16 per share, in cash dividends to stockholders and participating security holders for the three months ended December 31, 2022.
Noncash Investment Activity
Noncash investing activities was approximately $125 million related to the acquisition of music publishing rights and music catalogs, net during the three months ended December 31, 2021.
15. Fair Value Measurements
The following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2022 and September 30, 2022.

	Fair Value Measurements as of December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$1	$—	$1
Interest Rate Swaps (d)	—	16	—	16
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(8)	—	(8)
Other Noncurrent Assets:
Equity Investments with Readily Determinable Fair Value (c)	25	—	—	25
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(1)	(1)

	Fair Value Measurements as of September 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Interest Rate Swap (d)	$—	$2	$—	$2
Other Noncurrent Assets:
Interest Rate Swap (d)	—	16	—	16
Equity Investment with Readily Determinable Fair Value (c)	36	—	—	36
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(1)	(1)
______________________________________
(a)The fair value of foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)This represents contingent consideration related to acquisitions. This is based on a probability weighted performance approach and it is adjusted to fair value on a recurring basis and any adjustments are typically included as a component of operating income in the condensed consolidated statements of operations. This amount was mainly calculated using unobservable inputs such as future earnings performance of the acquiree and the expected timing of payments.
(c)These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, Investments—Equity Securities, based on quoted prices in active markets.
(d)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of December 31, 2022 for contracts involving the same attributes and maturity dates.
The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2022	$(1)
Additions	—
Reductions	—
Payments	—
Balance at December 31, 2022	$(1)
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three months ended December 31, 2022 and 2021. In addition, there were no observable price changes events that were completed during the three months ended December 31, 2022 and 2021.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2022, the fair value of the Company’s debt was $3.542 billion. Based on the level of interest rates prevailing at September 30, 2022, the fair value of the Company’s debt was $3.181 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 (the “Quarterly Report”).
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
•the dual class structure of our common stock and Access’s existing ownership of our Class B Common Stock have the effect of concentrating control over our management and affairs and over matters requiring stockholder approval with Access; and
•risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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
•Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2022 and December 31, 2021. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2022 and December 31, 2021, as well as a discussion of our financial condition and liquidity as of December 31, 2022. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
Prior to the start of the 2023 fiscal year, the Company maintained a 52-53 week fiscal year ending on the last Friday in each reporting period. Starting with the 2023 fiscal year, the Company transitioned to a reporting calendar in which the reporting periods end on the last day of the calendar quarter. The fiscal year ended September 30, 2022 included 53 weeks, with the additional week falling in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the three months ended December 31, 2021 reflect 14 weeks, or 98 days, compared to 92 days for the three months ended December 31, 2022. For the three months ended December 31, 2021, the revenue benefit of the additional week was approximately $73 million, primarily reflected in Recorded Music streaming revenue.
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
Our results of operations, cash flows and financial condition at and for both the three months ended December 31, 2022 and 2021 were adversely affected by the global pandemic despite a partial recovery starting in fiscal year 2021 as businesses began to reopen and concerts and other live music resumed. For both the three months ended December 31, 2022 and 2021, costs recognized by the Company attributable to COVID were not significant.

RESULTS OF OPERATIONS
Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Revenue by Type
Digital	$803	$870	$(67)	-8%
Physical	133	195	(62)	-32%
Total Digital and Physical	936	1,065	(129)	-12%
Artist services and expanded-rights	206	232	(26)	-11%
Licensing	97	89	8	9%
Total Recorded Music	1,239	1,386	(147)	-11%
Performance	45	38	7	18%
Digital	149	133	16	12%
Mechanical	14	14	—	—%
Synchronization	39	42	(3)	-7%
Other	3	2	1	50%
Total Music Publishing	250	229	21	9%
Intersegment eliminations	(1)	(1)	—	—%
Total Revenues	$1,488	$1,614	$(126)	-8%
Revenue by Geographical Location
U.S. Recorded Music	$539	$608	$(69)	-11%
U.S. Music Publishing	133	115	18	16%
Total U.S.	672	723	(51)	-7%
International Recorded Music	700	778	(78)	-10%
International Music Publishing	117	114	3	3%
Total International	817	892	(75)	-8%
Intersegment eliminations	(1)	(1)	—	—%
Total Revenues	$1,488	$1,614	$(126)	-8%
Total Revenues
Total revenues decreased by $126 million, or 8%, to $1,488 million for the three months ended December 31, 2022 from $1,614 million for the three months ended December 31, 2021. The prior-year quarter included an additional week, primarily reflected in Recorded Music streaming revenue. The decrease includes $84 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenue for the three months ended December 31, 2022, respectively, and 86% and 14% of total revenue for the three months ended December 31, 2021, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 45% and 55% of total revenues for each of the three months ended December 31, 2022 and December 31, 2021.
Total digital revenues after intersegment eliminations decreased by $50 million, or 5%, to $952 million for the three months ended December 31, 2022 from $1,002 million for the three months ended December 31, 2021. Total streaming revenue decreased 4% with growth in Music Publishing of 13%, offset by a decline in Recorded Music streaming revenue of 7% which includes $35 million of unfavorable currency exchange fluctuations. Total digital revenues represented 64% and 62% of consolidated revenues for the three months ended December 31, 2022 and December 31, 2021, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2022 were composed of U.S. revenues of $484 million and international revenues of $468 million, or 51% and 49% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2021 were composed of U.S. revenues of $514 million and international revenues of $489 million, or 51% and 49% of total digital revenues, respectively.

Recorded Music revenues decreased by $147 million, or 11%, to $1,239 million for the three months ended December 31, 2022 from $1,386 million for the three months ended December 31, 2021. The decrease includes $74 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $539 million and $608 million, or 44% of consolidated Recorded Music revenues for each of the three months ended December 31, 2022 and December 31, 2021. International Recorded Music revenues were $700 million and $778 million, or 56% of consolidated Recorded Music revenues for each of the three months ended December 31, 2022 and December 31, 2021.
The overall decrease in Recorded Music revenue was driven by decreases in digital, physical and artist services and expanded-rights revenues. Digital revenue decreased by $67 million, which includes an unfavorable impact of foreign currency exchanges rates of $37 million. Revenue from streaming services decreased by $56 million, or 7%, to $780 million for the three months ended December 31, 2022 from $836 million for the three months ended December 31, 2021 and was impacted by unfavorable foreign currency exchange rates of $35 million, or 4%. Streaming revenue reflects a lighter release schedule and the impact of the additional week in the prior-year quarter, as well as a market-related slowdown in ad-supported revenue. The quarter included carryover success from Ed Sheeran, Dua Lipa, Lizzo and Zach Bryan. Download and other digital revenues decreased by $11 million, or 32%, to $23 million for the three months ended December 31, 2022 from $34 million for the three months ended December 31, 2021 due to the continued shift to streaming services. Physical revenue decreased by $62 million, driven by an unfavorable impact of foreign currency exchange rates of $14 million and a lighter release schedule. Artist services and expanded-rights revenue decreased by $26 million due to an unfavorable impact of foreign currency exchange rates of $17 million, lower direct-to-consumer merchandising revenue at EMP and lower advertising revenue. Licensing revenue increased by $8 million, due to higher broadcast fees, synchronization and other third-party licensing revenue, partially offset by an unfavorable impact of foreign currency exchanges rates of $6 million.
Music Publishing revenues increased by $21 million, or 9%, to $250 million for the three months ended December 31, 2022 from $229 million for the three months ended December 31, 2021. U.S. Music Publishing revenues were $133 million and $115 million, or 53% and 50% of consolidated Music Publishing revenues, for the three months ended December 31, 2022 and December 31, 2021, respectively. International Music Publishing revenues were $117 million and $114 million, or 47% and 50% of consolidated Music Publishing revenues, for the three months ended December 31, 2022 and December 31, 2021, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $16 million, or 12%, and performance revenue of $7 million, partially offset by a decrease in synchronization revenue of $3 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services and timing of new digital deals, partially offset by an unfavorable impact of foreign currency exchange rates of $4 million. Revenue from streaming services grew by $17 million, or 13%, to $146 million for the three months ended December 31, 2022 from $129 million for the three months ended December 31, 2021. Performance revenue increased due to continued growth from bars, restaurants, concerts and live events, partially offset by an unfavorable impact of foreign currency exchange rates of $3 million. The decrease in synchronization revenue is attributable to lower commercial licensing activity in the U.S. and the timing of legal settlements. Mechanical revenue remained constant due to an unfavorable impact of foreign currency exchange rates of $2 million, which offset higher sales.
Revenue by Geographical Location
U.S. revenue decreased by $51 million, or 7%, to $672 million for the three months ended December 31, 2022 from $723 million for the three months ended December 31, 2021. U.S. Recorded Music revenue decreased by $69 million, or 11%. The primary driver was the decrease of U.S. Recorded Music digital revenue of $47 million, or 11%. U.S. Recorded Music streaming revenue decreased by $42 million, or 10%, as a result of a lighter release schedule and the impact of the additional week in the prior-year quarter, as well as a market-related slowdown in ad-supported revenue. Download and other digital decreased by $5 million. Decreases are also attributable to lower U.S. Recorded Music physical revenue of $20 million due to lighter release schedule. U.S. Recorded Music artist services and expanded-rights revenue decreased by $5 million primarily driven by lower advertising revenue. The increase in licensing revenue of $3 million is primarily due to higher other third-party licensing revenue. U.S. Music Publishing revenue increased by $18 million, or 16%, to $133 million for the three months ended December 31, 2022 from $115 million for the three months ended December 31, 2021. This was primarily driven by the increase in U.S. Music Publishing of $17 million in digital revenue due to the continued growth in streaming services and timing of new digital deals. U.S. Music Publishing streaming revenue increased by $18 million, or 25%. Performance revenue increased by $5 million driven by continued growth from bars, restaurants, concerts and live events. The decrease in synchronization revenue of $4 million is due to lower commercial licensing activity and the timing of legal settlements. Mechanical revenue remained constant.

International revenue decreased by $75 million, or 8%, to $817 million for the three months ended December 31, 2022 from $892 million for the three months ended December 31, 2021. Excluding the unfavorable impact of foreign currency exchange rates of $84 million, International revenue increased by $9 million, or 1%. International Recorded Music revenue decreased by $78 million primarily due to decreases in physical revenue of $42 million, artist services and expanded-rights revenue of $21 million and digital revenue of $20 million, partially offset by an increase in licensing revenue of $5 million. International Recorded Music physical revenue decreased by $42 million, primarily driven by an unfavorable impact of foreign currency exchange rates and lighter release schedule. International Recorded Music artist services and expanded-rights revenue decreased by $21 million due to the unfavorable impact of foreign currency exchange rates of $17 million and lower direct-to-consumer merchandising revenue at EMP. International Recorded Music digital revenue decreased due to a $14 million, or 3%, decrease in streaming revenue which was primarily driven by an unfavorable impact of foreign currency exchange rates of $35 million. International Recorded Music licensing revenue increased by $5 million primarily due to higher broadcast fees and synchronization revenue, partially offset by an unfavorable impact of foreign currency exchange rates. International Music Publishing revenue increased from the prior-year quarter by $3 million, or 3%, to $117 million for the three months ended December 31, 2022 from $114 million for the three months ended December 31, 2021. This was primarily driven by the increase in performance revenue of $2 million and synchronization revenue of $1 million, partially offset by the decrease in digital revenue of $1 million. Performance revenue increased driven by continued growth from bars, restaurants, concerts and live events. Higher synchronization revenue is primarily driven by commercial licensing activity. International Music Publishing streaming revenue decreased by $1 million, or 2%, driven by an unfavorable impact of foreign currency exchange rates of $4 million while download and other digital remained constant. Mechanical revenue remained constant primarily due to an unfavorable impact of foreign currency exchange rates, which offset higher sales.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$464	$493	$(29)	-6%
Product costs	297	325	(28)	-9%
Total cost of revenues	$761	$818	$(57)	-7%
Artist and repertoire costs decreased by $29 million, to $464 million for the three months ended December 31, 2022 from $493 million for the three months ended December 31, 2021. Artist and repertoire costs as a percentage of revenue remained constant at 31% for each of the three months ended December 31, 2022 and December 31, 2021.
Product costs decreased by $28 million, to $297 million for the three months ended December 31, 2022 from $325 million for the three months ended December 31, 2021. Product costs as a percentage of revenue remained constant at 20% for each of the three months ended December 31, 2022 and December 31, 2021.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$221	$242	$(21)	-9%
Selling and marketing expense	188	214	(26)	-12%
Distribution expense	31	41	(10)	-24%
Total selling, general and administrative expense	$440	$497	$(57)	-11%
______________________________________
(1)Includes depreciation expense of $21 million for each of the three months ended December 31, 2022 and December 31, 2021.
Total selling, general and administrative expense decreased by $57 million, or 11%, to $440 million for the three months ended December 31, 2022 from $497 million for the three months ended December 31, 2021. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 30% for the three months ended December 31, 2022 from 31% for the three months ended December 31, 2021.

General and administrative expense decreased by $21 million to $221 million for the three months ended December 31, 2022 from $242 million for the three months ended December 31, 2021. The decrease in general and administrative expense was mainly due to lower non-cash stock-based compensation and other related expenses of $9 million, favorable movements in foreign currency exchange rates of $13 million and the impact of the additional week in the prior-year quarter. Expressed as a percentage of revenue, general and administrative expense remained constant at 15% for each of the three months ended December 31, 2022 and December 31, 2021.
Selling and marketing expense decreased by $26 million, or 12%, to $188 million for the three months ended December 31, 2022 from $214 million for the three months ended December 31, 2021. Expressed as a percentage of revenue, selling and marketing expense remained constant at 13% for each of the three months ended December 31, 2022 and December 31, 2021.
Distribution expense was $31 million for the three months ended December 31, 2022 and $41 million for the three months ended December 31, 2021. Expressed as a percentage of revenue, distribution expense decreased to 2% for the three months ended December 31, 2022 from 3% for the three months ended December 31, 2021 due to lower physical and artist services and expanded-rights revenue.
Net gain on divestiture
During the three months ended December 31, 2022, the Company sold its interest in certain sound recording rights and recorded a pre-tax gain of $41 million, which was recorded as a net gain on divestiture in the accompanying condensed consolidated statement of operations.
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

	For the Three Months Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$122	$187	$(65)	-35%
Income attributable to noncontrolling interest	2	1	1	100%
Net income	124	188	(64)	-34%
Income tax expense	48	75	(27)	-36%
Income before income taxes	172	263	(91)	-35%
Other expense (income)	61	(54)	115	—%
Interest expense, net	32	30	2	7%
Operating income	265	239	26	11%
Amortization expense	63	60	3	5%
Depreciation expense	21	21	—	—%
OIBDA	$349	$320	$29	9%
OIBDA
OIBDA increased by $29 million to $349 million for the three months ended December 31, 2022 as compared to $320 million for the three months ended December 31, 2021 as a result of lower revenues, offset by lower cost of revenues and selling, general and administrative expenses and the net gain on sale of the Company’s interest in certain sound recording rights. Expressed as a percentage of total revenue, OIBDA margin increased to 23% for the three months ended December 31, 2022 from 20% for the three months ended December 31, 2021 primarily due to the net gain on sale of the Company’s interest in certain sound recording rights and the favorable impact of foreign currency exchange rates. Excluding the net gain on sale of the Company’s interest in certain sound recording rights, as a percentage of revenue, OIBDA margin increased to 21% for the three months ended December 31, 2022 from 20% for the three months ended December 31, 2021.
Depreciation expense
Our depreciation expense remained constant at $21 million for each of the three months ended December 31, 2022 and December 31, 2021.

Amortization expense
Our amortization expense increased by $3 million, or 5%, to $63 million for the three months ended December 31, 2022 from $60 million for the three months ended December 31, 2021. The increase is primarily due to an increase in amortizable intangible assets primarily related to the acquisition of music-related assets.
Operating income
Our operating income increased by $26 million to $265 million for the three months ended December 31, 2022 from $239 million for the three months ended December 31, 2021. The increase in operating income was due to the factors that led to the increase in OIBDA, partially offset by higher amortization as noted above.
Interest expense, net
Our interest expense, net, increased to $32 million for the three months ended December 31, 2022 from $30 million for the three months ended December 31, 2021 due to a higher principal balance due to the issuance of senior secured notes to partially fund the acquisition of a business and music-related assets.
Other expense (income)
Other expense for the three months ended December 31, 2022 primarily includes foreign currency losses on our Euro-denominated debt of $68 million and unrealized losses on hedging activity of $8 million, partially offset by currency exchange gains on our intercompany loans of $15 million. This compares to foreign currency gains on our Euro-denominated debt of $31 million, unrealized gains of $8 million on the mark-to-market of equity investments, currency exchange gains on our intercompany loans of $6 million and unrealized gains on hedging activity of $4 million for the three months ended December 31, 2021.
Income tax expense
Our income tax expense decreased by $27 million to $48 million for the three months ended December 31, 2022 from $75 million for the three months ended December 31, 2021. The decrease of $27 million in income tax expense is primarily due to the impact of lower pre-tax income in the current-year quarter.
Net income
Net income decreased by $64 million to $124 million for the three months ended December 31, 2022 from $188 million for the three months ended December 31, 2021 as a result of the factors described above.
Noncontrolling interest
There was $2 million of income attributable to noncontrolling interest for the three months ended December 31, 2022 and $1 million of income attributable to noncontrolling interest for the three months ended December 31, 2021.

Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Recorded Music
Revenues	$1,239	$1,386	$(147)	-11%
Operating income	283	276	7	3%
OIBDA	337	330	7	2%
Music Publishing
Revenues	250	229	21	9%
Operating income	49	32	17	53%
OIBDA	72	54	18	33%
Corporate expenses and eliminations
Revenue eliminations	(1)	(1)	—	—%
Operating loss	(67)	(69)	2	-3%
OIBDA loss	(60)	(64)	4	-6%
Total
Revenues	1,488	1,614	(126)	-8%
Operating income	265	239	26	11%
OIBDA	349	320	29	9%
Recorded Music
Revenues
Recorded Music revenue decreased by $147 million, or 11%, to $1,239 million for the three months ended December 31, 2022 from $1,386 million for the three months ended December 31, 2021. U.S. Recorded Music revenues were $539 million and $608 million, or 44% and 44% of consolidated Recorded Music revenues, for the three months ended December 31, 2022 and December 31, 2021, respectively. International Recorded Music revenues were $700 million and $778 million, or 56% and 56% of consolidated Recorded Music revenues, for the three months ended December 31, 2022 and December 31, 2021, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in digital, physical and artist services and expanded-rights revenues, partially offset by licensing revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$311	$343	$(32)	-9%
Product costs	297	325	(28)	-9%
Total cost of revenues	$608	$668	$(60)	-9%
Recorded Music cost of revenues decreased by $60 million, or 9%, to $608 million for the three months ended December 31, 2022 from $668 million for the three months ended December 31, 2021. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 25% for each of the three months ended December 31, 2022 and December 31, 2021. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 24% for the three months ended December 31, 2022 from 23% for the three months ended December 31, 2021. The overall increase as a percentage of revenue primarily relates to revenue mix due to higher third-party distributed label revenue.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$132	$151	$(19)	-13%
Selling and marketing expense	185	210	(25)	-12%
Distribution expense	31	41	(10)	-24%
Total selling, general and administrative expense	$348	$402	$(54)	-13%
______________________________________
(1)Includes depreciation expense of $13 million and $14 million for the three months ended December 31, 2022 and December 31, 2021, respectively.
Recorded Music selling, general and administrative expense decreased by $54 million, or 13%, to $348 million for the three months ended December 31, 2022 from $402 million for the three months ended December 31, 2021. The decrease in general and administrative expense was primarily due to the favorable impact of foreign currency exchange rates and lower non-cash stock-based compensation and other related expenses of $3 million. The decrease in selling and marketing expense was primarily due to lower variable marketing spend. The decrease in distribution expense was primarily due to lower physical and artist services and expanded-rights revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 28% for the three months ended December 31, 2022 from 29% for the three months ended December 31, 2021.
Net gain on divestiture
During the three months ended December 31, 2022, the Company sold its interest in certain sound recording rights and recorded a pre-tax gain of $41 million which was recorded as a net gain on divestiture in the accompanying condensed consolidated statement of operations.
Operating Income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Operating income	$283	$276	$7	3%
Depreciation and amortization	54	54	—	—%
OIBDA	$337	$330	$7	2%
Recorded Music OIBDA increased by $7 million to $337 million for the three months ended December 31, 2022 from $330 million for the three months ended December 31, 2021 as a result of lower revenues, offset by lower cost of revenue and selling, general and administrative expenses and the net gain on sale of the Company’s interest in certain sound recording rights. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin increased to 27% for the three months ended December 31, 2022 from 24% for the three months ended December 31, 2021 primarily due to the net gain on sale of the Company’s interest in certain sound recording rights and the favorable impact of foreign currency exchange rates. Excluding the net gain on sale of the Company’s interest in certain sound recording rights, OIBDA as a percentage of Recorded Music revenue remained constant at 24% for each of the three months ended December 31, 2022 and December 31, 2021.
Recorded Music operating income increased by $7 million to $283 million for the three months ended December 31, 2022 from $276 million for the three months ended December 31, 2021 due to the factors that led to the increase in Recorded Music OIBDA noted above and lower depreciation, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets. Excluding the net gain on sale of the Company’s interest in certain sound recording rights, Recorded Music operating income decreased by $34 million to $242 million for the three months ended December 31, 2022 from $276 million for the three months ended December 31, 2021.

Music Publishing
Revenues
Music Publishing revenues increased by $21 million, or 9%, to $250 million for the three months ended December 31, 2022 from $229 million for the three months ended December 31, 2021. U.S. Music Publishing revenues were $133 million and $115 million, or 53% and 50% of consolidated Music Publishing revenues, for the three months ended December 31, 2022 and December 31, 2021, respectively. International Music Publishing revenues were $117 million and $114 million, or 47% and 50% of consolidated Music Publishing revenues, for the three months ended December 31, 2022 and December 31, 2021, respectively.
The overall increase in Music Publishing revenue was driven by growth in digital and performance revenues, partially offset by lower synchronization revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Artist and repertoire costs	$154	$151	$3	2%
Total cost of revenues	$154	$151	$3	2%
Music Publishing cost of revenues increased by $3 million, or 2%, to $154 million for the three months ended December 31, 2022 from $151 million for the three months ended December 31, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 62% for the three months ended December 31, 2022 from 66% for the three months ended December 31, 2021, primarily attributable to revenue mix and the favorable impact of foreign currency exchange rates.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative expense (1)	$25	$25	$—	—%
Selling and marketing expense	—	1	(1)	-100%
Total selling, general and administrative expense	$25	$26	$(1)	-4%
______________________________________
(1)Includes depreciation expense of $1 million and $2 million for the three months ended December 31, 2022 and December 31, 2021, respectively.
Music Publishing selling, general and administrative expense decreased by $1 million, or 4%, to $25 million for the three months ended December 31, 2022 from $26 million for the three months ended December 31, 2021. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 10% for the three months ended December 31, 2022 from 11% for the three months ended December 31, 2021.
Operating Income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Operating income	$49	$32	$17	53%
Depreciation and amortization	23	22	1	5%
OIBDA	$72	$54	$18	33%
Music Publishing OIBDA increased by $18 million, or 33%, to $72 million for the three months ended December 31, 2022 from $54 million for the three months ended December 31, 2021. Expressed as a percentage of Music Publishing revenue, Music

Publishing OIBDA margin increased to 29% for the three months ended December 31, 2022 from 24% for the three months ended December 31, 2021, primarily due to strong operating performance and the favorable impact of foreign currency exchange rates.
Music Publishing operating income increased by $17 million to $49 million for the three months ended December 31, 2022 from $32 million for the three months ended December 31, 2021 due to the factors that led to the increase in Music Publishing OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations decreased by $2 million for the three months ended December 31, 2022 to $67 million from $69 million for the three months ended December 31, 2021, primarily due to lower non-cash stock-based compensation and other related expenses of $5 million from a one-time equity grant in the prior-year quarter and the impact of the additional week in the prior-year quarter, partially offset by an increase in depreciation and expenses related to transformation initiatives.
Our OIBDA loss from corporate expenses and eliminations decreased by $4 million for the three months ended December 31, 2022 to $60 million from $64 million for the three months ended December 31, 2021, primarily due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at December 31, 2022
At December 31, 2022, we had $3.946 billion of debt (which is net of $44 million of premiums, discounts and deferred financing costs), $720 million of cash and equivalents (net debt of $3.226 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $270 million of Warner Music Group Corp. equity. This compares to $3.732 billion of debt (which is net of $41 million of premiums, discounts and deferred financing costs), $584 million of cash and equivalents (net debt of $3.148 billion) and $152 million of Warner Music Group Corp. equity at September 30, 2022.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the three months ended December 31, 2022 and December 31, 2021 are unaudited and have been derived from our condensed consolidated interim financial statements included elsewhere herein.

	Three Months Ended December 31,
	2022	2021
Cash provided by (used in):
Operating activities	$209	$129
Investing activities	(10)	(624)
Financing activities	(70)	448
Operating Activities
Cash provided by operating activities was $209 million for the three months ended December 31, 2022 as compared with cash provided by operating activities of $129 million for the three months ended December 31, 2021. The $80 million increase in cash provided by operating activities was primarily due to timing of A&R investments and other movements within working capital.
Investing Activities
Cash used in investing activities was $10 million for the three months ended December 31, 2022 as compared with cash used in investing activities of $624 million for the three months ended December 31, 2021. The $10 million of cash used in investing activities in the three months ended December 31, 2022 consisted of $8 million relating to investments and acquisitions of businesses, $33 million to acquire music-related assets, and $21 million relating to capital expenditures, partially offset by $42 million of proceeds from divestitures and $10 million of proceeds from the sale of investments. The $624 million of cash used in investing activities in the three months ended December 31, 2021 consisted of $425 million relating to investments and acquisitions of businesses and $165 million to acquire music-related assets, a portion of which was debt-financed, and $34 million relating to capital expenditures.
Financing Activities
Cash used in financing activities was $70 million for the three months ended December 31, 2022 as compared with cash provided by financing activities of $448 million for the three months ended December 31, 2021. The $70 million of cash used in financing activities for the three months ended December 31, 2022 consisted of cash paid to settle deferred consideration related to a fiscal year 2022 acquisition of music publishing rights of $125 million, dividends paid of $84 million, deferred financing costs of $2 million and distributions to noncontrolling interest holders of $6 million, partially offset by proceeds from the incremental Senior Term Loan Facility of $147 million. The $448 million of cash provided by financing activities for the three months ended December 31, 2021 consisted of proceeds from debt issuance of $535 million which was used to fund the acquisition of a business and music-related assets, partially offset by dividends paid of $78 million, deferred financing costs of $4 million, cash paid to settle contingent consideration of $4 million and distributions to noncontrolling interest holders of $1 million.
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
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BB+ in July 2021 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba3 in 2020. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 3.7% as of December 31, 2022. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
Senior Term Loan Facility Incremental Commitment Amendment
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
Existing Debt as of December 31, 2022
As of December 31, 2022, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2028	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	346
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	474
3.000% Senior Secured Notes due 2031	800
Total long-term debt, including the current portion	$3,990
Issuance premium less unamortized discount and unamortized deferred financing costs	(44)
Total long-term debt, including the current portion, net	$3,946
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility available at December 31, 2022, less letters of credit outstanding of approximately $4 million at December 31, 2022. There were no loans outstanding under the Revolving Credit Facility at December 31, 2022.
For further discussion of our debt agreements, see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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
On November 10, 2022, the Company’s board of directors declared a cash dividend of $0.16 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on December 1, 2022. The Company paid an aggregate of approximately $84 million, or $0.16 per share, in cash dividends to stockholders and participating security holders for the three months ended December 31, 2022.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of December 31, 2022.
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
The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended December 31, 2022, for the twelve months ended December 31, 2021 and for the three months ended December 31, 2022 and December 31, 2021. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended December 31, 2022. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended December 31,		Three Months Ended December 31,
	2022	2021	2022	2021
Net Income	$491	$396	$124	$188
Income tax expense	158	189	48	75
Interest expense, net	127	121	32	30
Depreciation and amortization	342	316	84	81
Loss on extinguishment of debt (a)	—	22	—	—
Net gains on divestitures and sale of securities (b)	(32)	(3)	(41)	—
Restructuring costs (c)	21	30	3	4
Net hedging and foreign exchange (gains) losses (d)	(93)	(78)	61	(41)
Transaction costs (e)	3	17	—	7
Business optimization expenses (f)	55	48	15	14
Non-cash stock-based compensation expense (g)	29	62	13	23
Other non-cash charges (h)	34	8	2	(11)
Pro forma impact of cost savings initiatives and specified transactions (i)	27	79	9	19
Adjusted EBITDA	$1,162	$1,207	$350	$389
Senior Secured Indebtedness (j)	$3,696
Leverage Ratio (k)	3.18x
______________________________________
(a)Reflects loss on extinguishment of debt, primarily including tender fees and unamortized deferred financing costs.
(b)Reflects net gains on sale of securities and divestitures.
(c)Reflects severance costs and other restructuring related expenses.
(d)Reflects unrealized (gains) losses due to foreign exchange on our Euro-denominated debt, losses (gains) from hedging activities and intercompany transactions.
(e)Reflects mainly transaction related costs and mark-to-market adjustments of an earn-out liability related to a transaction in 2021.

(f)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $10 million and $41 million related to our finance transformation and other related costs for the three and twelve months ended December 31, 2022, respectively, as well as $10 million and $37 million for the three and twelve months ended December 31, 2021, respectively.
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
(i)Reflects expected savings resulting from transformation initiatives and the pro forma impact of certain specified transactions for the three and twelve months ended December 31, 2022. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $9 million decrease in the twelve months ended December 31, 2022 Adjusted EBITDA, primarily driven by the shift in the timing of the financial transformation initiative.
(j)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $3.946 billion less cash of $250 million.
(k)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of December 31, 2022 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2022, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2022, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2022.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of December 31, 2022, the Company had outstanding hedge contracts for the sale of $337 million and the purchase of $197 million of foreign currencies at fixed rates. Subsequent to December 31, 2022, certain of our foreign exchange contracts expired.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2022, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $14 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.990 billion of principal debt outstanding at December 31, 2022, of which $1.295 billion was variable-rate debt and $2.695 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At December 31, 2022, 68% of the Company’s debt was at a fixed rate. In addition, as of December 31, 2022, we have the option under our floating rate Tranche G loans under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate, and we have the option under our floating rate Tranche H loans under the Senior Term Loan Facility to select one, three or six month Term SOFR. To manage interest rate risk on $1.295 billion of U.S. dollar-denominated variable-rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt. As a result, as of December 31, 2022, 88% of the Company’s debt was effectively at a fixed rate. As of December 31, 2022, the Company’s interest rate swaps are expected to mature within one year.
Based on the level of interest rates prevailing at December 31, 2022, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.542 billion. Further, as of December 31, 2022, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $36 million or increase the fair value of the fixed-rate debt by approximately $37 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees continue to work remotely due to the COVID-19 global pandemic.

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
ITEM 1A.    RISK FACTORS
There are no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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
10.1*
Seventh Incremental Commitment Amendment to Credit Agreement, dated as of November 1, 2022, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent, relating to the term loan credit agreement

10.2*†	Form of Award Agreement under Warner Music Group Corp. 2020 Omnibus Incentive Plan
10.3*†	Service Agreement, dated as of January 12, 2023, between Max Lousada and Warner Music International Services Limited
10.4*†	Employment Separation Agreement and Release, dated as of January 17, 2023, between Stephen Cooper and Warner Music Group Corp.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
February 9, 2023

WARNER MUSIC GROUP CORP.

By:	/s/ ROBERT KYNCL
Name: Title:	Robert Kyncl Chief Executive Officer (Principal Executive Officer)

By:	/s/ ERIC LEVIN
Name: Title:	Eric Levin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)