Form 10-Q
period 2023-03-31
Warner Music Group Corp.
filed 2023-05-09
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 3, 2023, there were 138,324,103 shares of Class A Common Stock and 377,650,449 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Condensed Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	March 31, 2023	September 30, 2022
Assets
Current assets:
Cash and equivalents	$601	$584
Accounts receivable, net of allowances of $19 million and $19 million	1,017	984
Inventories	114	108
Royalty advances expected to be recouped within one year	371	372
Prepaid and other current assets	109	91
Total current assets	2,212	2,139
Royalty advances expected to be recouped after one year	557	503
Property, plant and equipment, net of accumulated depreciation of $503 million and $461 million	440	415
Operating lease right-of-use assets, net	233	226
Goodwill	1,960	1,920
Intangible assets subject to amortization, net	2,232	2,239
Intangible assets not subject to amortization	150	145
Deferred tax assets, net	28	29
Other assets	198	212
Total assets	$8,010	$7,828
Liabilities and Equity
Current liabilities:
Accounts payable	$282	$268
Accrued royalties	2,057	1,918
Accrued liabilities	411	457
Accrued interest	17	17
Operating lease liabilities, current	41	40
Deferred revenue	311	423
Other current liabilities	68	245
Total current liabilities	3,187	3,368
Long-term debt	3,986	3,732
Operating lease liabilities, noncurrent	247	241
Deferred tax liabilities, net	220	220
Other noncurrent liabilities	104	99
Total liabilities	$7,744	$7,660
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 138,324 and 137,199 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 377,650 and 377,650 issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	1	1
Additional paid-in capital	2,000	1,975
Accumulated deficit	(1,488)	(1,477)
Accumulated other comprehensive loss, net	(261)	(347)
Total Warner Music Group Corp. equity	252	152
Noncontrolling interest	14	16
Total equity	266	168
Total liabilities and equity	$8,010	$7,828
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue	$1,399	$1,376	$2,887	$2,990
Costs and expenses:
Cost of revenue	(721)	(697)	(1,482)	(1,515)
Selling, general and administrative expenses (a)	(452)	(444)	(892)	(941)
Restructuring	(41)	—	(41)	—
Amortization expense	(61)	(69)	(124)	(129)
Total costs and expenses	(1,275)	(1,210)	(2,539)	(2,585)
Net gain on divestiture	—	—	41	—
Operating income	124	166	389	405
Interest expense, net	(35)	(32)	(67)	(62)
Other (expense) income	(31)	(8)	(92)	46
Income before income taxes	58	126	230	389
Income tax expense	(21)	(34)	(69)	(109)
Net income	37	92	161	280
Less: Income attributable to noncontrolling interest	(3)	—	(5)	(1)
Net income attributable to Warner Music Group Corp.	$34	$92	$156	$279

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.06	$0.18	$0.30	$0.53
Class B – Basic and Diluted	$0.06	$0.18	$0.30	$0.53
Weighted average common shares:
Class A – Basic and Diluted	138,257	136,349	137,841	130,159
Class B – Basic and Diluted	377,650	378,432	377,650	384,442

(a) Includes depreciation expense:	$(22)	$(20)	$(43)	$(41)
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income	$37	$92	$161	$280
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	19	(25)	91	(50)
Deferred (loss) gain on derivative financial instruments	(4)	14	(5)	21
Other comprehensive income (loss), net of tax	15	(11)	86	(29)
Total comprehensive income	52	81	247	251
Less: Income attributable to noncontrolling interest	(3)	—	(5)	(1)
Comprehensive income attributable to Warner Music Group Corp.	$49	$81	$242	$250
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$161	$280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167	170
Unrealized (gains) losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	93	(57)
Deferred income taxes	(3)	30
Net loss (gain) on divestitures and investments	(38)	28
Non-cash interest expense	3	3
Non-cash stock-based compensation expense	35	30
Changes in operating assets and liabilities:
Accounts receivable, net	—	(82)
Inventories	2	1
Royalty advances	(25)	(123)
Accounts payable and accrued liabilities	(65)	(64)
Royalty payables	67	55
Accrued interest	—	4
Operating lease liabilities	(1)	(7)
Deferred revenue	(123)	(107)
Other balance sheet changes	(70)	12
Net cash provided by operating activities	203	173
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(42)	(169)
Capital expenditures	(56)	(62)
Investments and acquisitions of businesses, net of cash received	(17)	(429)
Proceeds from the sale of investments	22	11
Proceeds from divestitures	42	—
Net cash used in investing activities	(51)	(649)
Cash flows from financing activities
Proceeds from issuance of 3.750% Senior Secured Notes due 2029	—	535
Proceeds from incremental Senior Term Loan Facility	147	—
Proceeds from Term Loan Mortgage	19	—
Deferred financing costs paid	(2)	(5)
Distribution to noncontrolling interest holders	(7)	(1)
Dividends paid	(167)	(156)
Payment of deferred and contingent consideration	(133)	(4)
Taxes paid related to net share settlement of restricted stock units	—	(6)
Net cash (used in) provided by financing activities	(143)	363
Effect of exchange rate changes on cash and equivalents	8	(1)
Net increase (decrease) in cash and equivalents	17	(114)
Cash and equivalents at beginning of period	584	499
Cash and equivalents at end of period	$601	$385
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

Six Months Ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2022	137,199	$—	377,650	$1	$1,975	$(1,477)	$(347)	$152	$16	$168
Net income	—	—	—	—	—	156	—	156	5	161
Other comprehensive income, net of tax	—	—	—	—	—	—	86	86	—	86
Dividends ($0.32 per share)	—	—	—	—	—	(167)	—	(167)	—	(167)
Stock-based compensation expense	—	—	—	—	25	—	—	25	—	25
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(7)	(7)
Shares issued under the Plan	869	—	—	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	256	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	138,324	$—	377,650	$1	$2,000	$(1,488)	$(261)	$252	$14	$266

Three Months Ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at December 31, 2022	138,073	$—	377,650	$1	$1,984	$(1,439)	$(276)	$270	$12	$282
Net income	—	—	—	—	—	34	—	34	3	37
Other comprehensive income, net of tax	—	—	—	—	—	—	15	15	—	15
Dividends ($0.16 per share)	—	—	—	—	—	(83)	—	(83)	—	(83)
Stock-based compensation expense	—	—	—	—	16	—	—	16	—	16
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Shares issued under Omnibus Incentive Plan	251	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	138,324	$—	377,650	$1	$2,000	$(1,488)	$(261)	$252	$14	$266

Six Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2021	122,415	$—	391,971	$1	$1,942	$(1,710)	$(202)	$31	$15	$46
Net income	—	—	—	—	—	279	—	279	1	280
Other comprehensive loss, net of tax	—	—	—	—	—	—	(29)	(29)	—	(29)
Dividends ($0.30 per share)	—	—	—	—	—	(156)	—	(156)	—	(156)
Stock-based compensation expense	—	—	—	—	35	—	—	35	—	35
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Vesting of restricted stock units, net of shares withheld for employee taxes	277	—	—	—	(6)	—	—	(6)	—	(6)
Conversion of Class B shares to Class A shares	14,320	—	(14,321)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	186	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	4	4
Balance at March 31, 2022	137,198	$—	377,650	$1	$1,971	$(1,587)	$(231)	$154	$19	$173

Three Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at December 31, 2021	127,237	$—	387,300	$1	$1,973	$(1,601)	$(220)	$153	$19	$172
Net income	—	—	—	—	—	92	—	92	—	92
Other comprehensive loss, net of tax	—	—	—	—	—	—	(11)	(11)	—	(11)
Dividends ($0.15 per share)	—	—	—	—	—	(78)	—	(78)	—	(78)
Stock-based compensation expense	—	—	—	—	4	—	—	4	—	4
Vesting of restricted stock units, net of shares withheld for employee taxes	277	—	—	—	(6)	—	—	(6)	—	(6)
Conversion of Class B shares to Class A shares	9,649	—	(9,650)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	35	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	137,198	$—	377,650	$1	$1,971	$(1,587)	$(231)	$154	$19	$173
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023.
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
Prior to the start of the 2023 fiscal year, the Company maintained a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2022 included 53 weeks, with the additional week falling in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the six months ended March 31, 2022 reflect 27 weeks, or 189 days, compared to 182 days for the six months ended March 31, 2023. For the six months ended March 31, 2022, the revenue benefit of the additional week was approximately $73 million, primarily reflected in Recorded Music streaming revenue.
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
Income Taxes
The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual and infrequent are excluded from the estimated annual effective tax rate. In such cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions, and are recorded in the period in which the change occurs.
Global Intangible Low-Taxed Income (GILTI) imposes U.S. taxes on the excess of a deemed return on tangible assets of certain foreign subsidiaries. The Company made an election to recognize GILTI tax in the specific period in which it occurs.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendment provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified that certain optional expedients and exceptions in Topic 848 apply to derivative instruments that are affected by the discounting transition due to reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date, which extended the period in which Topic 848 may be applied until December 31, 2024. These ASUs were effective upon issuance and may be applied prospectively to contract modifications and hedging relationships entered into or evaluated through December 31, 2024. The discontinuation of LIBOR will impact the Senior Term Loan Facility and a pay-fixed receive-variable interest rate swap which will be outstanding as of the effective date of the discontinuation. The Revolving Credit Facility was amended during the three months ended March 31, 2023 as further described in Note 8. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements, but does not expect it will have a material effect.
Accounting Pronouncements Not Yet Adopted
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”). The amendment clarifies the accounting for leasehold improvements for leases between entities under common control. Specifically, the ASU requires that leasehold improvements associated with common control leases be both: (1) amortized by the lessee over the useful life of the leasehold improvement to the common control group, regardless of the lease term, and (2) accounted for as an adjustment to equity when leasehold improvements are transferred between entities under common control when the lessee no longer controls the leasehold improvements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements.
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the three and six months ended March 31, 2023 and 2022, respectively.

The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three and six months ended March 31, 2023 and 2022 (in millions, except share amounts, which are reflected in thousands, and per share data):

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$10	$24	$25	$67
Less: Net income attributable to participating securities	(1)	—	(1)	—
Net income attributable to common stockholders	$9	$24	$24	$67
Denominator
Weighted average shares outstanding	138,257	377,650	136,349	378,432
Basic and Diluted EPS	$0.06	$0.06	$0.18	$0.18

	Six Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$43	$113	$73	$206
Less: Net income attributable to participating securities	(2)	—	(4)	—
Net income attributable to common stockholders	$41	$113	$69	$206
Denominator
Weighted average shares outstanding	137,841	377,650	130,159	384,442
Basic and Diluted EPS	$0.30	$0.30	$0.53	$0.53

4. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Revenue by Type
Digital	$796	$804	$1,599	$1,674
Physical	118	122	251	317
Total Digital and Physical	914	926	1,850	1,991
Artist services and expanded-rights	131	141	337	373
Licensing	98	80	195	169
Total Recorded Music	1,143	1,147	2,382	2,533
Performance	45	36	90	74
Digital	146	127	295	260
Mechanical	16	13	30	27
Synchronization	46	50	85	92
Other	4	4	7	6
Total Music Publishing	257	230	507	459
Intersegment eliminations	(1)	(1)	(2)	(2)
Total Revenues	$1,399	$1,376	$2,887	$2,990
Revenue by Geographical Location
U.S. Recorded Music	$522	$518	$1,061	$1,126
U.S. Music Publishing	135	117	268	232
Total U.S.	657	635	1,329	1,358
International Recorded Music	621	629	1,321	1,407
International Music Publishing	122	113	239	227
Total International	743	742	1,560	1,634
Intersegment eliminations	(1)	(1)	(2)	(2)
Total Revenues	$1,399	$1,376	$2,887	$2,990
Sales Returns and Uncollectible Accounts
Based on management’s analysis of sales returns, refund liabilities of $21 million and $19 million were established at March 31, 2023 and September 30, 2022, respectively.
Based on management’s analysis of estimated credit losses, reserves of $19 million and $19 million were established at March 31, 2023 and September 30, 2022, respectively.
Deferred Revenue
Deferred revenue increased by $225 million during the six months ended March 31, 2023 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $248 million were recognized during the six months ended March 31, 2023 related to the balance of deferred revenue at September 30, 2022. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the six months ended March 31, 2023 and March 31, 2022, the Company recognized revenue of $41 million and $43 million, respectively, from performance obligations satisfied in previous periods.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2023 are as follows:

	Rest of FY23	FY24	FY25	Thereafter	Total
	(in millions)
Remaining performance obligations	$350	$450	$6	$2	$808
Total	$350	$450	$6	$2	$808
5. Acquisition of 300 Entertainment
On December 16, 2021, the Company purchased all outstanding shares of Theory Entertainment LLC d/b/a 300 Entertainment (“300 Entertainment”), an independent U.S. record label. The final consideration paid was determined to be $394 million, which reflects the base purchase price of $400 million, adjusted for, among other items, working capital. During the three months ended December 31, 2022, the Company updated and finalized the purchase price allocation recorded at September 30, 2022, which resulted in a decrease to intangible assets of approximately $1 million and a net decrease to other acquired assets and liabilities of approximately $2 million, with a corresponding net increase to goodwill of approximately $3 million.
See Note 5, “Acquisition of 300 Entertainment,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 for the preliminary purchase price allocation, valuation methodology, and other information related to the 300 Entertainment acquisition.
6. Comprehensive Income
Comprehensive income, which is reported in the accompanying condensed consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax benefit of $2 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2022	$(358)	$(2)	$13	$(347)
Other comprehensive income (loss)	91	—	(5)	86
Balances at March 31, 2023	$(267)	$(2)	$8	$(261)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
7. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2022	$1,456	$464	$1,920
Acquisitions	3	—	3
Other adjustments (a)	37	—	37
Balances at March 31, 2023	$1,496	$464	$1,960
______________________________________
(a)Other adjustments during the six months ended March 31, 2023 represent foreign currency movements.

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
Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	March 31, 2023	September 30, 2022
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,391	$1,316
Music publishing copyrights	25 years	1,982	1,889
Artist and songwriter contracts	13 years	1,055	1,014
Trademarks	15 years	108	103
Other intangible assets	6 years	97	89
Total gross intangible assets subject to amortization		4,633	4,411
Accumulated amortization		(2,401)	(2,172)
Total net intangible assets subject to amortization		2,232	2,239
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	150	145
Total net intangible assets		$2,382	$2,384
8. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	March 31, 2023	September 30, 2022
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2028	1,295	1,145
2.750% Senior Secured Notes due 2028 (€325 face amount)	354	318
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	486	435
3.000% Senior Secured Notes due 2031	800	800
Term Loan Mortgage	19	—
Total long-term debt, including the current portion	$4,029	$3,773
Issuance premium less unamortized discount and unamortized deferred financing costs	(43)	(41)
Total long-term debt, including the current portion, net	$3,986	$3,732
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $4 million at both March 31, 2023 and September 30, 2022. There were no loans outstanding under the Revolving Credit Facility at March 31, 2023 or September 30, 2022.

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of March 31, 2023 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, the covenants under the Revolving Credit Facility, which are currently suspended, will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility. The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of March 31, 2023.
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
Term Loan Mortgage Agreement
On January 27, 2023, Acquisition Corp., along with Warner Records Inc. and Warner Music Inc., entered into an agreement with Truist Bank, which provides for a term loan of $19 million (“Term Loan Mortgage”) secured by the Company’s real estate properties in Nashville, Tennessee. Interest on the Term Loan Mortgage will accrue at a rate of 30-day SOFR plus the applicable margin of 1.40% subject to a zero floor. Equal principal installments and interest are due monthly.
Revolving Credit Agreement Amendment
On March 23, 2023, Acquisition Corp. entered into an amendment (the “Fourth Revolving Credit Agreement Amendment”) to the Revolving Credit Agreement among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Fourth Revolving Credit Agreement Amendment provides for the replacement of LIBOR-based rates with a SOFR-based rate and other rates for alternate currencies, such as EURIBOR and SONIA. We utilized the expedients set forth in ASC Topic 848, including those relating to derivative instruments used in hedging relationships. This transition does not result in a financial impact to our consolidated financial statements.
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Revolving Term SOFR”), and other rates for alternate currencies, such as EURIBOR and SONIA, as provided in the Revolving Credit Agreement, subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving Term SOFR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 3.03x at March 31, 2023, the

applicable margin for SOFR loans and RFR loans would be 1.625% instead of 1.875% and the applicable margin for ABR loans would be 0.625% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
The Term Loan Mortgage bears interest at a rate of 30-day SOFR plus the applicable margin of 1.40%, subject to a zero floor.
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. Please refer to Note 13 to our condensed consolidated financial statements for further discussion.
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 20, 2028.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is April 3, 2025.
Maturities of Senior Secured Notes
As of March 31, 2023, there are no scheduled maturities of notes until 2028, when $354 million is scheduled to mature. Thereafter, $2.380 billion is scheduled to mature.
Maturity of Term Loan Mortgage
The maturity date of the Term Loan Mortgage is January 27, 2033, subject to a call option exercisable by Truist Bank at any time after January 27, 2028 if certain criteria relating to the Company’s creditworthiness are met.
Interest Expense, net
Total interest expense, net was $35 million and $32 million for the three months ended March 31, 2023 and 2022, respectively, and $67 million and $62 million for the six months ended March 31, 2023 and 2022, respectively. Interest expense, net includes interest expense related to our outstanding indebtedness of $38 million and $32 million for the three months ended March 31, 2023 and 2022, respectively, and $75 million and $61 million for the six months ended March 31, 2023 and 2022, respectively. The weighted-average interest rate of the Company’s total debt was 4.0% at March 31, 2023, 3.5% at September 30, 2022 and 3.3% at March 31, 2022.

9. Restructuring
In March 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. Under the Restructuring Plan, the Company expects to reduce headcount by approximately 270 people, or approximately 4% of the Company’s overall headcount. The Company expects to incur total non-recurring restructuring charges of approximately $41 million for severance costs, all of which is expected to be paid in cash. The Restructuring Plan is expected to be substantially completed by the end of the fiscal quarter ended June 30, 2023.
For the three and six months ended March 31, 2023, total restructuring costs were $41 million consisting of severance costs. All restructuring expenses were recorded in the Recorded Music segment during the three months ended March 31, 2023.
The following table sets forth the activity in the restructuring accrual included within accrued liabilities in the accompanying condensed consolidated balance sheets:

Severance Costs
(in millions)
Balance at September 30, 2022	$—
Restructuring charges	41
Cash payments	(1)
Balance at March 31, 2023	$40
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
For the three months ended March 31, 2023, the Company recognized a total of $21 million of non-cash stock-based compensation expense, of which $9 million was recorded to additional paid-in capital and $12 million was recorded as a share-based compensation liability. For the six months ended March 31, 2023, the Company recognized a total of $35 million of non-cash stock-based compensation expense, of which $20 million was recorded to additional paid-in capital and $15 million was recorded as a share-based compensation liability. For the six months ended March 31, 2022, the Company recognized a total of $30 million of non-cash stock-based compensation expense, of which $26 million was recorded to additional paid-in capital and $4 million was recorded as a share-based compensation liability.
Share-based compensation liabilities, which are a component of accrued liabilities on the condensed consolidated balance sheets, are recorded for awards under the Omnibus Incentive Plan where a total value is known and settlement will occur in a variable number of shares of Class A Common Stock and RSUs. During the three months ended March 31, 2023, $7 million of stock-based compensation liability was reclassified to additional paid-in capital, representing the grant date fair value of RSUs granted which were previously classified as a share-based compensation liability as of December 31, 2022. During the six months ended March 31, 2023, $5 million of stock-based compensation liability was reclassified to additional paid-in capital, representing the grant date fair value of RSUs granted which were previously classified as a share-based compensation liability as of September 30, 2022.
During the three and six months ended March 31, 2023, the Company approved the issuance of RSUs under the Omnibus Incentive Plan to eligible employees and executives. For the three and six months ended March 31, 2023, non-cash stock-based compensation associated with these RSUs was $2 million and $10 million, respectively, which was recorded to additional paid-in capital.
During the three months ended March 31, 2023, a separation agreement between the Company and our previous Chief Executive Officer was executed. In connection with the separation agreement, the Company recognized $12 million of non-cash stock-based compensation expense associated with RSUs and common stock as there is no remaining service required for vesting. Such expense was recorded as a share-based compensation liability as of March 31, 2023.
During the three months ended March 31, 2023, the Company issued market-based performance share units (“PSUs”) to our newly appointed Chief Executive Officer whereby the PSU award payout is determined based on the Company’s total shareholder return compared to a designated peer group. Non-cash stock-based compensation associated with these PSUs recognized for the three and six months ended March 31, 2023 was approximately $1 million, which was recorded to additional paid-in capital.
During the three and six months ended March 31, 2023, in connection with the Restructuring Plan, the Company recognized $2 million of non-cash stock-based compensation related to the accelerated vesting of certain RSUs. Refer to Note 9 for further discussion.
Common Stock
During the six months ended March 31, 2023, in connection with the Senior Management Free Cash Flow Plan (the “Plan”), the Company issued a total of approximately 869,000 shares of Class A Common Stock to settle a portion of a participant’s deferred equity units previously issued under the Plan.
During the three and six months ended March 31, 2023, the Company issued approximately 251,000 and 256,000 shares of Class A Common Stock, respectively, under the Omnibus Incentive Plan.
12. Income Taxes
For the three and six months ended March 31, 2023, the Company recorded an income tax expense of $21 million and $69 million, respectively. The income tax expense for the six months ended March 31, 2023 is higher than the expected tax expense at the statutory rate of 21% primarily due to U.S. state and local taxes, withholding taxes, foreign income taxed at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by a deduction against foreign derived intangible income (“FDII”).
For the three and six months ended March 31, 2022, the Company recorded an income tax expense of $34 million and $109 million, respectively. The income tax expense for the three months ended March 31, 2022 is higher than the expected tax benefit at the statutory tax rate of 21% primarily due to U.S. state and local taxes, withholding taxes, foreign income taxed at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by a deduction against FDII.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of March 31, 2023 could decrease by up to approximately $1 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
13. Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts and interest rate swaps, for the purposes of managing foreign currency exchange rate risk and interest rate risk on expected future cash flows.
The Company’s hedged interest rate transactions as of March 31, 2023 are expected to be recognized within one year. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 19, “Fair Value Measurements,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income (expense) in the period measured.
As of March 31, 2023, the Company had outstanding foreign currency forward exchange contracts for the sale of $304 million and the purchase of $167 million of foreign currencies at fixed rates that will be settled by September 2023.
As of March 31, 2023, the Company had outstanding $500 million in a pay-fixed receive-variable interest rate swap with $8 million of unrealized deferred gains in comprehensive income related to the interest rate swap. As of September 30, 2022, the

Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $13 million of unrealized deferred gains in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax losses of $2 million and unrealized pre-tax losses of $4 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the six months ended March 31, 2023. The Company recorded realized pre-tax gains of $3 million and unrealized pre-tax gains of $2 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other income for the six months ended March 31, 2022.
The pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the six months ended March 31, 2023 were $7 million. The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the six months ended March 31, 2022 were $28 million.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at March 31, 2023 and September 30, 2022:

	March 31, 2023 (a)	September 30, 2022 (b)
	(in millions)
Other current assets	$13	$2
Other current liabilities	(6)	—
Other noncurrent assets	—	16
______________________________________
(a)Includes $10 million and $14 million of foreign exchange derivative contracts which net to $2 million of current assets and $6 million of current liabilities, respectively, and $11 million of an interest rate swap in a current asset position.
(b)Includes $2 million and $16 million of interest rate swaps in current and noncurrent asset positions, respectively.
14. Segment Information
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
March 31, 2023
Revenues	$1,143	$257	$(1)	$1,399
Operating income (loss)	151	52	(79)	124
Amortization of intangible assets	39	22	—	61
Depreciation of property, plant and equipment	13	1	8	22
OIBDA	203	75	(71)	207
March 31, 2022
Revenues	$1,147	$230	$(1)	$1,376
Operating income (loss)	189	38	(61)	166
Amortization of intangible assets	47	22	—	69
Depreciation of property, plant and equipment	14	1	5	20
OIBDA	250	61	(56)	255

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Six Months Ended	(in millions)
March 31, 2023
Revenues	$2,382	$507	$(2)	$2,887
Operating income (loss)	434	101	(146)	389
Amortization of intangible assets	80	44	—	124
Depreciation of property, plant and equipment	26	2	15	43
OIBDA	540	147	(131)	556
March 31, 2022
Revenues	$2,533	$459	$(2)	$2,990
Operating income (loss)	465	70	(130)	405
Amortization of intangible assets	87	42	—	129
Depreciation of property, plant and equipment	28	3	10	41
OIBDA	580	115	(120)	575
15. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $50 million and $44 million during the three months ended March 31, 2023 and 2022, respectively, and approximately $75 million and $57 million during the six months ended March 31, 2023 and 2022, respectively. The Company paid approximately $72 million and $37 million of income and withholding taxes, net of refunds, for the three months ended March 31, 2023 and 2022, respectively, and approximately $117 million and $66 million of income and withholding taxes, net of refunds, for the six months ended March 31, 2023 and 2022, respectively.
Gain on Divestiture
During the six months ended March 31, 2023, the Company sold its interest in certain sound recording rights and recorded a pre-tax gain of $41 million which was recorded as a net gain on divestiture in the accompanying condensed consolidated statement of operations.
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
On February 10, 2023, the Company’s board of directors declared a cash dividend of $0.16 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on March 1, 2023. The Company paid an aggregate of approximately $83 million and $167 million, or $0.16 and $0.32 per share, in cash dividends to stockholders and participating security holders for the three and six months ended March 31, 2023, respectively.
Noncash Investment Activity
Noncash investing activities was approximately $125 million related to the acquisition of music publishing rights and music catalogs, net during the six months ended March 31, 2022.
16. Fair Value Measurements
The following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2023 and September 30, 2022.

	Fair Value Measurements as of March 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$2	$—	$2
Interest Rate Swap (d)	—	11	—	11
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(6)	—	(6)
Other Noncurrent Assets:
Equity Investments with Readily Determinable Fair Value (c)	9	—	—	9
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(1)	(1)

	Fair Value Measurements as of September 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Interest Rate Swap (d)	$—	$2	$—	$2
Other Noncurrent Assets:
Interest Rate Swap (d)	—	16	—	16
Equity Investment with Readily Determinable Fair Value (c)	36	—	—	36
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(1)	(1)
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

(d)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of March 31, 2023 for contracts involving the same attributes and maturity dates.
The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2022	$(1)
Additions	—
Reductions	—
Payments	—
Balance at March 31, 2023	$(1)
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three and six months ended March 31, 2023 and 2022. In addition, there were no observable price changes events that were completed during the three and six months ended March 31, 2023 and 2022.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2023, the fair value of the Company’s debt was $3.628 billion. Based on the level of interest rates prevailing at September 30, 2022, the fair value of the Company’s debt was $3.181 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (the “Quarterly Report”).
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
•the fact that we maintain certain cash deposits in excess of FDIC insurance limits, which could have an adverse effect on liquidity and financial performance in the event of a bank failure or receivership; and
•risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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
•Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2023 and March 31, 2022. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2023 and March 31, 2022, as well as a discussion of our financial condition and liquidity as of March 31, 2023. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
Prior to the start of the 2023 fiscal year, the Company maintained a 52-53 week fiscal year ending on the last Friday in each reporting period. Starting with the 2023 fiscal year, the Company transitioned to a reporting calendar in which the reporting periods end on the last day of the calendar quarter. The fiscal year ended September 30, 2022 included 53 weeks, with the additional week falling in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the six months ended March 31, 2022 reflect 27 weeks, or 189 days, compared to 182 days for the six months ended March 31, 2023. For the six months ended March 31, 2022, the revenue benefit of the additional week was approximately $73 million, primarily reflected in Recorded Music streaming revenue.
Restructuring
In March 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. Under the Restructuring Plan, the Company expects to reduce headcount by approximately 270 people, or approximately 4% of the Company’s overall headcount. The Company expects to incur total non-recurring restructuring charges of approximately $41 million for severance costs, all of which is expected to be paid in cash. The Restructuring Plan is expected to be substantially completed by the end of the fiscal quarter ended June 30, 2023, with related cash expenditures expected by the end of fiscal 2024.
The Company expects the headcount reductions to generate pre-tax cost savings of approximately $20 million in fiscal year 2023 and $49 million on an annualized run-rate basis in fiscal year 2024. The Company anticipates investing a portion of the cost savings from the headcount reductions in an amount to be determined for targeted hires, to add new skill sets and for other initiatives intended to position the Company for long-term growth.
For the three and six months ended March 31, 2023, the Company recognized total restructuring costs of $41 million, consisting of severance costs. All restructuring costs were recorded in the Recorded Music segment. During the three and six months ended March 31, 2023, in connection with the Restructuring Plan, the Company recognized $2 million of non-cash stock-based compensation related to the accelerated vesting of certain RSUs.
Executive Transition Costs
During the three and six months ended March 31, 2023, the Company incurred costs associated with the departure of our Chief Executive Officer which occurred in January 2023 and our Chief Financial Officer which is expected to occur by the end of calendar 2023 (the “Executive Transition Costs”). For the three and six months ended March 31, 2023, the Executive Transition Costs were approximately $3 million which consisted of severance for our previous CEO and our departing CFO. Such costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
The aforementioned departure of our CEO resulted in the recognition of $12 million of non-cash stock-based compensation expense for the three and six months ended March 31, 2023 for RSUs and common stock as there is no remaining service required for vesting. Such costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Revenue by Type
Digital	$796	$804	$(8)	-1%
Physical	118	122	(4)	-3%
Total Digital and Physical	914	926	(12)	-1%
Artist services and expanded-rights	131	141	(10)	-7%
Licensing	98	80	18	23%
Total Recorded Music	1,143	1,147	(4)	—%
Performance	45	36	9	25%
Digital	146	127	19	15%
Mechanical	16	13	3	23%
Synchronization	46	50	(4)	-8%
Other	4	4	—	—%
Total Music Publishing	257	230	27	12%
Intersegment eliminations	(1)	(1)	—	—%
Total Revenues	$1,399	$1,376	$23	2%
Revenue by Geographical Location
U.S. Recorded Music	$522	$518	$4	1%
U.S. Music Publishing	135	117	18	15%
Total U.S.	657	635	22	3%
International Recorded Music	621	629	(8)	-1%
International Music Publishing	122	113	9	8%
Total International	743	742	1	—%
Intersegment eliminations	(1)	(1)	—	—%
Total Revenues	$1,399	$1,376	$23	2%
Total Revenues
Total revenues increased by $23 million, or 2%, to $1,399 million for the three months ended March 31, 2023 from $1,376 million for the three months ended March 31, 2022. The increase includes $38 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 82% and 18% of total revenue for the three months ended March 31, 2023, respectively, and 83% and 17% of total revenue for the three months ended March 31, 2022, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 47% and 53% of total revenues for the three months ended March 31, 2023 and 46% and 54% of total revenues for the three months ended March 31, 2022.
Total digital revenues after intersegment eliminations increased by $11 million, or 1%, to $942 million for the three months ended March 31, 2023 from $931 million for the three months ended March 31, 2022. Total streaming revenue increased 2% with growth in Music Publishing of 16%, partially offset by a decrease in Recorded Music streaming revenue of $3 million, which includes $20 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2023 were composed of U.S. revenues of $473 million and international revenues of $469 million, or 50% of total digital revenues for each of U.S. and international revenues. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2022 were composed of U.S. revenues of $457 million and international revenues of $474 million, or 49% and 51% of total digital revenues, respectively.

Recorded Music revenues decreased by $4 million to $1,143 million for the three months ended March 31, 2023 from $1,147 million for the three months ended March 31, 2022. The decrease includes $32 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $522 million and $518 million, or 46% and 45% of consolidated Recorded Music revenues for the three months ended March 31, 2023 and March 31, 2022, respectively. International Recorded Music revenues were $621 million and $629 million, or 54% and 55% of consolidated Recorded Music revenues for the three months ended March 31, 2023 and March 31, 2022, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in artist services and expanded-rights, digital and physical revenues. Artist services and expanded-rights revenue decreased by $10 million due to an unfavorable impact of foreign currency exchange rates of $4 million and lower merchandising and advertising revenue, partially offset by higher concert promotion revenue. Digital revenue decreased by $8 million, which includes an unfavorable impact of foreign currency exchange rates of $20 million. Revenue from streaming services decreased by $3 million to $773 million for the three months ended March 31, 2023 from $776 million for the three months ended March 31, 2022 and was impacted by unfavorable foreign currency exchange rates of $20 million, or 3%. Streaming revenue reflects a lighter release schedule, as well as a market-related slowdown in ad-supported revenue. The quarter included success from Michael Bublé, Ed Sheeran, Zach Bryan and Dua Lipa. Download and other digital revenues decreased by $5 million, or 18%, to $23 million for the three months ended March 31, 2023 from $28 million for the three months ended March 31, 2022 due to the continued shift to streaming services. Physical revenue decreased by $4 million, driven by an unfavorable impact of foreign currency exchange rates of $5 million, which offset strong physical performance in the United States. Licensing revenue increased by $18 million, which includes growth in brand income and a licensing settlement, partially offset by an unfavorable impact of foreign currency exchange rates of $3 million.
Music Publishing revenues increased by $27 million, or 12%, to $257 million for the three months ended March 31, 2023 from $230 million for the three months ended March 31, 2022. U.S. Music Publishing revenues were $135 million and $117 million, or 53% and 51% of consolidated Music Publishing revenues, for the three months ended March 31, 2023 and March 31, 2022, respectively. International Music Publishing revenues were $122 million and $113 million, or 47% and 49% of consolidated Music Publishing revenues, for the three months ended March 31, 2023 and March 31, 2022, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $19 million, or 15%, performance revenue of $9 million and mechanical revenue of $3 million, partially offset by a decrease in synchronization revenue of $4 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services and the impact of digital deal renewals, partially offset by an unfavorable impact of foreign currency exchange rates of $3 million. Revenue from streaming services grew by $20 million, or 16%, to $142 million for the three months ended March 31, 2023 from $122 million for the three months ended March 31, 2022. Performance revenue increased due to the timing of payments from collection societies and continued recovery from COVID disruption, partially offset by an unfavorable impact of foreign currency exchange rates of $1 million. Mechanical revenue increased from strong share of physical sales. The decrease in synchronization revenue is attributable to lower commercial licensing activity in the United States and an unfavorable impact of foreign currency exchange rates of $2 million, partially offset by copyright infringement settlements.
Revenue by Geographical Location
U.S. revenue increased by $22 million, or 3%, to $657 million for the three months ended March 31, 2023 from $635 million for the three months ended March 31, 2022. U.S. Recorded Music revenue increased by $4 million, or 1%. The primary driver was the increase of U.S. Recorded Music licensing revenue of $12 million, which includes a licensing settlement. Increases are also attributable to higher U.S. Recorded Music physical revenue of $3 million due to the success of strong U.S. physical releases. Digital revenue was flat with streaming revenue increase of $1 million, which was impacted by a lighter release schedule, as well as a market-related slowdown in ad-supported revenue, offset by download and other digital decrease of $1 million. U.S. Recorded Music artist services and expanded-rights revenue decreased by $11 million primarily driven by lower advertising and merchandising revenue. U.S. Music Publishing revenue increased by $18 million, or 15%, to $135 million for the three months ended March 31, 2023 from $117 million for the three months ended March 31, 2022. This was primarily driven by the increase in U.S. Music Publishing of $16 million in digital revenue due to the continued growth in streaming services and the impact of digital deal renewals. U.S. Music Publishing streaming revenue increased by $14 million, or 20%. Performance revenue increased by $4 million driven by the timing of payments from collection societies. Mechanical revenue increased by $1 million. The decrease in synchronization revenue of $3 million is due to lower commercial licensing activity, partially offset by copyright infringement settlements.

International revenue increased by $1 million to $743 million for the three months ended March 31, 2023 from $742 million for the three months ended March 31, 2022. Excluding the unfavorable impact of foreign currency exchange rates of $38 million, International revenue increased by $39 million, or 6%. International Recorded Music revenue decreased by $8 million primarily due to decreases in digital revenue of $8 million and physical revenue of $7 million, partially offset by an increase in licensing revenue of $6 million and artist services and expanded-rights revenue of $1 million. International Recorded Music digital revenue decreased due to a $4 million, or 1%, decrease in streaming revenue which was primarily driven by an unfavorable impact of foreign currency exchange rates of $20 million. International Recorded Music physical revenue decreased by $7 million, primarily driven by an unfavorable impact of foreign currency exchange rates and a lighter release schedule. International Recorded Music licensing revenue increased by $6 million, which includes growth in brand income, partially offset by an unfavorable impact of foreign currency exchange rates. International Recorded Music artist services and expanded-rights revenue increased by $1 million due to higher concert promotion revenue, partially offset by lower direct-to-consumer merchandising revenue at EMP and the unfavorable impact of foreign currency exchange rates of $4 million. International Music Publishing revenue increased from the prior-year quarter by $9 million, or 8%, to $122 million for the three months ended March 31, 2023 from $113 million for the three months ended March 31, 2022. This was driven by the increase in performance revenue of $5 million, digital revenue of $3 million and mechanical revenue of $2 million, partially offset by a decrease in synchronization revenue of $1 million. Performance revenue increase was driven by continued recovery from COVID disruption. International Music Publishing streaming revenue increased by $6 million, or 11%, while download and other digital decreased by $3 million. Mechanical revenue increased from strong share of physical sales. Lower synchronization revenue is primarily due to the unfavorable impact of foreign currency exchange rates, which offset increased television licensing activity.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$462	$448	$14	3%
Product costs	259	249	10	4%
Total cost of revenues	$721	$697	$24	3%
Artist and repertoire costs increased by $14 million, to $462 million for the three months ended March 31, 2023 from $448 million for the three months ended March 31, 2022. Artist and repertoire costs as a percentage of revenue remained constant at 33% for each of the three months ended March 31, 2023 and March 31, 2022.
Product costs increased by $10 million, to $259 million for the three months ended March 31, 2023 from $249 million for the three months ended March 31, 2022. Product costs as a percentage of revenue increased to 19% for the three months ended March 31, 2023 from 18% for the three months ended March 31, 2022. The overall increase as a percentage of revenue primarily relates to revenue mix due to higher third-party distributed label revenue.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$253	$229	$24	10%
Selling and marketing expense	172	189	(17)	-9%
Distribution expense	27	26	1	4%
Total selling, general and administrative expense	$452	$444	$8	2%
______________________________________
(1)Includes depreciation expense of $22 million and $20 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Total selling, general and administrative expense increased by $8 million, or 2%, to $452 million for the three months ended March 31, 2023 from $444 million for the three months ended March 31, 2022. Expressed as a percentage of revenue, total selling, general and administrative expense remained constant at 32% for each of the three months ended March 31, 2023 and March 31, 2022.

General and administrative expense increased by $24 million to $253 million for the three months ended March 31, 2023 from $229 million for the three months ended March 31, 2022. The increase in general and administrative expense was mainly due to higher non-cash stock-based compensation and other related expenses of $14 million, primarily related to the separation agreement with our previous Chief Executive Officer, and the Executive Transition Costs of $3 million. Expressed as a percentage of revenue, general and administrative expense increased to 18% for the three months ended March 31, 2023 from 17% for the three months ended March 31, 2022 due to the factors described above.
Selling and marketing expense decreased by $17 million, or 9%, to $172 million for the three months ended March 31, 2023 from $189 million for the three months ended March 31, 2022 due to lower variable marketing spend. Expressed as a percentage of revenue, selling and marketing expense decreased to 12% for the three months ended March 31, 2023 from 14% for the three months ended March 31, 2022.
Distribution expense was $27 million for the three months ended March 31, 2023 and $26 million for the three months ended March 31, 2022. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the three months ended March 31, 2023 and March 31, 2022.
Restructuring
For the three months ended March 31, 2023, total restructuring costs were $41 million consisting of severance costs for the Restructuring Plan.
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

	For the Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$34	$92	$(58)	-63%
Income attributable to noncontrolling interest	3	—	3	—%
Net income	37	92	(55)	-60%
Income tax expense	21	34	(13)	-38%
Income before income taxes	58	126	(68)	-54%
Other expense	31	8	23	—%
Interest expense, net	35	32	3	9%
Operating income	124	166	(42)	-25%
Amortization expense	61	69	(8)	-12%
Depreciation expense	22	20	2	10%
OIBDA	$207	$255	$(48)	-19%
OIBDA
OIBDA decreased by $48 million to $207 million for the three months ended March 31, 2023 as compared to $255 million for the three months ended March 31, 2022 as a result of higher revenues offset by higher cost of revenues and selling, general and administrative expenses, as well as the Restructuring Plan costs of $41 million. Expressed as a percentage of total revenue, OIBDA margin decreased to 15% for the three months ended March 31, 2023 from 19% for the three months ended March 31, 2022 primarily due to the Restructuring Plan costs of $41 million, the increase in non-cash stock-based compensation and other related expenses of $14 million and the Executive Transition Costs of $3 million.
Depreciation expense
Our depreciation expense increased by $2 million to $22 million for the three months ended March 31, 2023 from $20 million for the three months ended March 31, 2022 primarily due to an increase in IT capital spend and assets being placed into service.

Amortization expense
Our amortization expense decreased by $8 million, or 12%, to $61 million for the three months ended March 31, 2023 from $69 million for the three months ended March 31, 2022. The decrease is primarily due to certain intangible assets becoming fully amortized.
Operating income
Our operating income decreased by $42 million to $124 million for the three months ended March 31, 2023 from $166 million for the three months ended March 31, 2022. The decrease in operating income was due to the factors that led to the decrease in OIBDA, partially offset by lower amortization as noted above.
Interest expense, net
Our interest expense, net, increased to $35 million for the three months ended March 31, 2023 from $32 million for the three months ended March 31, 2022 due to a higher principal balance from the issuance of the incremental Senior Term Loan Facility in January 2023 and higher interest rates on variable rate debt, partially offset by interest income.
Other expense
Other expense for the three months ended March 31, 2023 primarily includes foreign currency losses on our Euro-denominated debt of $20 million and currency exchange losses on our intercompany loans of $13 million. This compares to aggregate realized and unrealized losses of $39 million on the mark-to-market of equity investments, partially offset by foreign currency gains on our Euro-denominated debt of $19 million and currency exchange gains on our intercompany loans of $11 million for the three months ended March 31, 2022.
Income tax expense
Our income tax expense decreased by $13 million to $21 million for the three months ended March 31, 2023 from $34 million for the three months ended March 31, 2022. The decrease of $13 million in income tax expense is primarily due to the impact of lower pre-tax income in the current-year quarter.
Net income
Net income decreased by $55 million to $37 million for the three months ended March 31, 2023 from $92 million for the three months ended March 31, 2022 as a result of the factors described above.
Noncontrolling interest
There was $3 million of income attributable to noncontrolling interest for the three months ended March 31, 2023 and no income attributable to noncontrolling interest for the three months ended March 31, 2022.

Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Recorded Music
Revenues	$1,143	$1,147	$(4)	—%
Operating income	151	189	(38)	-20%
OIBDA	203	250	(47)	-19%
Music Publishing
Revenues	257	230	27	12%
Operating income	52	38	14	37%
OIBDA	75	61	14	23%
Corporate expenses and eliminations
Revenue eliminations	(1)	(1)	—	—%
Operating loss	(79)	(61)	(18)	30%
OIBDA loss	(71)	(56)	(15)	27%
Total
Revenues	1,399	1,376	23	2%
Operating income	124	166	(42)	-25%
OIBDA	207	255	(48)	-19%
Recorded Music
Revenues
Recorded Music revenue decreased by $4 million to $1,143 million for the three months ended March 31, 2023 from $1,147 million for the three months ended March 31, 2022. U.S. Recorded Music revenues were $522 million and $518 million, or 46% and 45% of consolidated Recorded Music revenues, for the three months ended March 31, 2023 and March 31, 2022, respectively. International Recorded Music revenues were $621 million and $629 million, or 54% and 55% of consolidated Recorded Music revenues, for the three months ended March 31, 2023 and March 31, 2022, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in artist services and expanded-rights, digital and physical revenues, partially offset by licensing revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$309	$305	$4	1%
Product costs	259	249	10	4%
Total cost of revenues	$568	$554	$14	3%
Recorded Music cost of revenues increased by $14 million, or 3%, to $568 million for the three months ended March 31, 2023 from $554 million for the three months ended March 31, 2022. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 27% for each of the three months ended March 31, 2023 and March 31, 2022. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 23% for the three months ended March 31, 2023 from 22% for the three months ended March 31, 2022. The overall increase as a percentage of revenue primarily relates to revenue mix due to higher third-party distributed label revenue.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$150	$146	$4	3%
Selling and marketing expense	167	185	(18)	-10%
Distribution expense	27	26	1	4%
Total selling, general and administrative expense	$344	$357	$(13)	-4%
______________________________________
(1)Includes depreciation expense of $13 million and $14 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Recorded Music selling, general and administrative expense decreased by $13 million, or 4%, to $344 million for the three months ended March 31, 2023 from $357 million for the three months ended March 31, 2022. The increase in general and administrative expense includes higher non-cash stock-based compensation and other related expenses of $2 million. The decrease in selling and marketing expense was primarily due to lower variable marketing spend. The increase in distribution expense was primarily due to rising costs and revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 30% for the three months ended March 31, 2023 from 31% for the three months ended March 31, 2022.
Restructuring
For the three months ended March 31, 2023, total restructuring costs were $41 million consisting of severance costs for the Restructuring Plan.
Operating Income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Operating income	$151	$189	$(38)	-20%
Depreciation and amortization	52	61	(9)	-15%
OIBDA	$203	$250	$(47)	-19%
Recorded Music OIBDA decreased by $47 million to $203 million for the three months ended March 31, 2023 from $250 million for the three months ended March 31, 2022 as a result of lower revenues, higher cost of revenue and the Restructuring Plan costs of $41 million, partially offset by lower selling, general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin decreased to 18% for the three months ended March 31, 2023 from 22% for the three months ended March 31, 2022 primarily due to the Restructuring Plan costs of $41 million and revenue mix resulting from higher third-party distributed label revenue, partially offset by lower variable marketing spend.
Recorded Music operating income decreased by $38 million to $151 million for the three months ended March 31, 2023 from $189 million for the three months ended March 31, 2022 due to the factors that led to the decrease in Recorded Music OIBDA noted above, partially offset by a decrease in amortizable intangible assets.
Music Publishing
Revenues
Music Publishing revenues increased by $27 million, or 12%, to $257 million for the three months ended March 31, 2023 from $230 million for the three months ended March 31, 2022. U.S. Music Publishing revenues were $135 million and $117 million, or 53% and 51% of consolidated Music Publishing revenues, for the three months ended March 31, 2023 and March 31, 2022, respectively. International Music Publishing revenues were $122 million and $113 million, or 47% and 49% of consolidated Music Publishing revenues, for the three months ended March 31, 2023 and March 31, 2022, respectively.

The overall increase in Music Publishing revenue was driven by growth in digital, performance and mechanical revenues, partially offset by lower synchronization revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$155	$144	$11	8%
Total cost of revenues	$155	$144	$11	8%
Music Publishing cost of revenues increased by $11 million, or 8%, to $155 million for the three months ended March 31, 2023 from $144 million for the three months ended March 31, 2022. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 60% for the three months ended March 31, 2023 from 63% for the three months ended March 31, 2022, primarily attributable to revenue mix and the favorable impact of foreign currency exchange rates.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$27	$26	$1	4%
Selling and marketing expense	1	—	1	—%
Total selling, general and administrative expense	$28	$26	$2	8%
______________________________________
(1)Includes depreciation expense of $1 million for each of the three months ended March 31, 2023 and March 31, 2022.
Music Publishing selling, general and administrative expense increased by $2 million, or 8%, to $28 million for the three months ended March 31, 2023 from $26 million for the three months ended March 31, 2022. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained constant at 11% for each of the three months ended March 31, 2023 and March 31, 2022.
Operating Income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Operating income	$52	$38	$14	37%
Depreciation and amortization	23	23	—	—%
OIBDA	$75	$61	$14	23%
Music Publishing OIBDA increased by $14 million, or 23%, to $75 million for the three months ended March 31, 2023 from $61 million for the three months ended March 31, 2022. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin increased to 29% for the three months ended March 31, 2023 from 27% for the three months ended March 31, 2022, primarily due to strong operating performance.
Music Publishing operating income increased by $14 million to $52 million for the three months ended March 31, 2023 from $38 million for the three months ended March 31, 2022 due to the factors that led to the increase in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $18 million for the three months ended March 31, 2023 to $79 million from $61 million for the three months ended March 31, 2022, due to higher employee related costs including non-cash stock-based compensation and other related expenses of $11 million, primarily related to the separation agreement with our previous Chief Executive Officer, and the Executive Transition Costs of $3 million, an increase in depreciation and expenses related to transformation initiatives, partially offset by lower professional services.
Our OIBDA loss from corporate expenses and eliminations increased by $15 million for the three months ended March 31, 2023 to $71 million from $56 million for the three months ended March 31, 2022, primarily due to the operating loss factors noted above.

RESULTS OF OPERATIONS
Six Months Ended March 31, 2023 Compared with Six Months Ended March 31, 2022
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Revenue by Type
Digital	$1,599	$1,674	$(75)	-4%
Physical	251	317	(66)	-21%
Total Digital and Physical	1,850	1,991	(141)	-7%
Artist services and expanded-rights	337	373	(36)	-10%
Licensing	195	169	26	15%
Total Recorded Music	2,382	2,533	(151)	-6%
Performance	90	74	16	22%
Digital	295	260	35	13%
Mechanical	30	27	3	11%
Synchronization	85	92	(7)	-8%
Other	7	6	1	17%
Total Music Publishing	507	459	48	10%
Intersegment eliminations	(2)	(2)	—	—%
Total Revenues	$2,887	$2,990	$(103)	-3%
Revenue by Geographical Location
U.S. Recorded Music	$1,061	$1,126	$(65)	-6%
U.S. Music Publishing	268	232	36	16%
Total U.S.	1,329	1,358	(29)	-2%
International Recorded Music	1,321	1,407	(86)	-6%
International Music Publishing	239	227	12	5%
Total International	1,560	1,634	(74)	-5%
Intersegment eliminations	(2)	(2)	—	—%
Total Revenues	$2,887	$2,990	$(103)	-3%
Total Revenues
Total revenues decreased by $103 million, or 3%, to $2,887 million for the six months ended March 31, 2023 from $2,990 million for the six months ended March 31, 2022. The prior year included an additional week, primarily reflected in Recorded Music streaming revenue. The decrease includes $122 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 82% and 18% of total revenues for the six months ended March 31, 2023, respectively, and 85% and 15% of total revenues for the six months ended March 31, 2022, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 46% and 54% for the six months ended March 31, 2023, respectively, and 45% and 55% for the six months ended March 31, 2022, respectively.
Total digital revenues after intersegment eliminations decreased by $39 million, or 2%, to $1,894 million for the six months ended March 31, 2023 from $1,933 million for the six months ended March 31, 2022. Total streaming revenue decreased 1% with growth in Music Publishing of 15%, offset by a decline in Recorded Music streaming revenue of 4% which includes $55 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2023 were composed of U.S. revenues of $957 million and international revenues of $937 million, or 51% and 49% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2022 were composed of U.S. revenues of $971 million and international revenues of $963 million, or 50% of total digital revenues for each of U.S. and international revenues.

Recorded Music revenues decreased by $151 million, or 6%, to $2,382 million for the six months ended March 31, 2023 from $2,533 million for the six months ended March 31, 2022. The decrease includes $106 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $1,061 million and $1,126 million, or 45% and 44% of consolidated Recorded Music revenues, for the six months ended March 31, 2023 and March 31, 2022, respectively. International Recorded Music revenues were $1,321 million and $1,407 million, or 55% and 56% of consolidated Recorded Music revenues, for the six months ended March 31, 2023 and March 31, 2022, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in digital, physical and artist services and expanded-rights revenues. Digital revenue decreased by $75 million, which includes an unfavorable impact of foreign currency exchange rates of $57 million. Revenue from streaming services decreased by $59 million, or 4%, to $1,553 million for the six months ended March 31, 2023 from $1,612 million for the six months ended March 31, 2022 and was impacted by unfavorable foreign currency exchange rates of $55 million, or 3%. Streaming revenue reflects a lighter release schedule and the impact of the additional week in the prior year, as well as market-related slowdown in ad-supported revenue. The current year included carryover success from Ed Sheeran, Dua Lipa, Zach Bryan and Michael Bublé. Download and other digital revenues decreased by $16 million, or 26%, to $46 million for the six months ended March 31, 2023 from $62 million for the six months ended March 31, 2022 due to the continued shift to streaming services. Physical revenue decreased by $66 million, or 21%, driven by an unfavorable impact of foreign currency exchange rates of $19 million and a lighter release schedule. Artist services and expanded-rights revenue decreased by $36 million due to an unfavorable impact of foreign currency exchange rates of $21 million, lower direct-to-consumer merchandising revenue at EMP and lower advertising revenue, partially offset by higher concert promotion revenue. Licensing revenue increased by $26 million, which includes a licensing settlement and growth in brand income and broadcast fees revenue, partially offset by an unfavorable impact of foreign currency exchange rates of $9 million.
Music Publishing revenues increased by $48 million, or 10%, to $507 million for the six months ended March 31, 2023 from $459 million for the six months ended March 31, 2022. U.S. Music Publishing revenues were $268 million and $232 million, or 53% and 51% of consolidated Music Publishing revenues, for the six months ended March 31, 2023 and March 31, 2022, respectively. International Music Publishing revenues were $239 million and $227 million, or 47% and 49% of Music Publishing revenues, for the six months ended March 31, 2023 and March 31, 2022, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $35 million, or 13%, performance revenue of $16 million and mechanical revenue of $3 million, partially offset by a decrease in synchronization revenue of $7 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services and the impact of digital deal renewals, partially offset by an unfavorable impact of foreign currency exchange rates of $7 million. Revenue from streaming services grew by $37 million, or 15%, to $288 million for the six months ended March 31, 2023 from $251 million for the six months ended March 31, 2022. Performance revenue increased due to the timing of payments from collection societies and continued recovery from COVID disruption, partially offset by an unfavorable impact of foreign currency exchange rates of $4 million. Mechanical revenue increased from strong share of physical sales, partially offset by an unfavorable impact of foreign currency exchange rates of $2 million. The decrease in synchronization revenue is attributable to lower commercial licensing activity in the United States and an unfavorable impact of foreign currency exchange rates of $3 million.
Revenue by Geographical Location
U.S. revenue decreased by $29 million, or 2%, to $1,329 million for the six months ended March 31, 2023 from $1,358 million for the six months ended March 31, 2022. U.S. Recorded Music revenue decreased by $65 million, or 6%. The primary driver was the decrease of U.S. Recorded Music digital revenue of $47 million. U.S. Recorded Music streaming revenue decreased by $41 million, or 5%, as a result of a lighter release schedule and the impact of the additional week in the prior year, as well as a market-related slowdown in ad-supported revenue. Download and other digital revenues decreased by $6 million. Decreases are also attributable to lower U.S. Recorded Music physical revenue of $17 million due to a lighter release schedule. U.S. Recorded Music artist services and expanded-rights revenue decreased by $16 million primarily driven by lower advertising revenues. The increase in licensing revenue of $15 million includes a licensing settlement. U.S. Music Publishing revenue increased by $36 million, or 16%, to $268 million for the six months ended March 31, 2023 from $232 million for the six months ended March 31, 2022. This was primarily driven by the increase in U.S. Music Publishing of $33 million in digital revenue due to the continued growth in streaming services and the impact of digital deal renewals. U.S. Music Publishing streaming revenue increased by $32 million, or 23%. Performance revenue increased by $9 million driven by the timing of payments from collection societies and continued recovery from COVID disruption. Mechanical revenue increased by $1 million. The decrease in synchronization revenue of $7 million is due to lower commercial licensing activity.
International revenue decreased by $74 million, or 5%, to $1,560 million for the six months ended March 31, 2023 from $1,634 million for the six months ended March 31, 2022. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $48 million, or 3%. International Recorded Music revenue decreased by $86 million due to decreases in physical revenue of $49 million, digital revenue of $28 million and artist services and expanded-rights revenue of $20 million, partially offset by an increase in licensing revenue of $11 million. International Recorded Music physical revenue decreased by $49 million, primarily driven by an unfavorable impact of foreign currency exchange rates and a lighter release schedule. International Recorded Music digital revenue decreased due to a $18 million, or 2%, decrease in streaming revenue which was primarily driven by an unfavorable impact of foreign currency exchange rates of $55 million. Download and other digital revenues decreased by $10 million. International Recorded Music artist services and expanded-rights revenue decreased by $20 million due to the unfavorable impact of foreign currency exchange rates of $21 million and lower direct-to-consumer merchandising revenue at EMP, partially offset by higher concert promotion revenue. International Recorded Music licensing revenue increased by $11 million, including growth in brand income and broadcast fees revenue, partially offset by the unfavorable impact of foreign currency exchange rates. International Music Publishing revenue increased by $12 million, or 5%, to $239 million for the six months ended March 31, 2023 from $227 million for the six months ended March 31, 2022. This was primarily driven by the increase in performance revenue of $7 million, mechanical revenue of $2 million and digital revenue of $2 million. Performance revenue increased driven by continued recovery from COVID disruption. Higher mechanical revenue is primarily driven by strong share of physical sales. International Music Publishing streaming revenue increased by $5 million, or 5%, which includes unfavorable impact of foreign currency exchange rates of $6 million. Download and other digital revenue decreased by $3 million. Synchronization revenue remained constant primarily due to an unfavorable impact of foreign currency exchange rates, which offset higher commercial and television licensing activity.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$926	$941	$(15)	-2%
Product costs	556	574	(18)	-3%
Total cost of revenues	$1,482	$1,515	$(33)	-2%
Artist and repertoire costs decreased by $15 million, to $926 million for the six months ended March 31, 2023 from $941 million for the six months ended March 31, 2022. Artist and repertoire costs as a percentage of revenue increased to 32% for the six months ended March 31, 2023 from 31% for the six months ended March 31, 2022, primarily due to timing of artist and repertoire investments.
Product costs decreased by $18 million, to $556 million for the six months ended March 31, 2023 from $574 million for the six months ended March 31, 2022. Product costs as a percentage of revenue remained constant at 19% for each of the six months ended March 31, 2023 and March 31, 2022.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$474	$471	$3	1%
Selling and marketing expense	360	403	(43)	-11%
Distribution expense	58	67	(9)	-13%
Total selling, general and administrative expense	$892	$941	$(49)	-5%
______________________________________
(1)Includes depreciation expense of $43 million and $41 million for the six months ended March 31, 2023 and March 31, 2022, respectively.
Total selling, general and administrative expense decreased by $49 million, or 5%, to $892 million for the six months ended March 31, 2023 from $941 million for the six months ended March 31, 2022. Expressed as a percentage of revenue, total selling, general and administrative expense remained constant at 31% for each of the six months ended March 31, 2023 and March 31, 2022.
General and administrative expense increased by $3 million to $474 million for the six months ended March 31, 2023 from $471 million for the six months ended March 31, 2022. The increase in general and administrative expense was mainly due to higher employee related costs including non-cash stock-based compensation and other related expenses of $5 million and the Executive Transition Costs of $3 million and expenses related to transformation initiatives, partially offset by higher acquisition transaction costs and the impact of the additional week in the prior year and favorable movements in foreign currency exchange rates of $11 million. Expressed as a percentage of revenue, general and administrative expense remained constant at 16% for each of the six months ended March 31, 2023 and March 31, 2022.
Selling and marketing expense decreased by $43 million, or 11%, to $360 million for the six months ended March 31, 2023 from $403 million for the six months ended March 31, 2022. Expressed as a percentage of revenue, selling and marketing expense decreased to 12% for the six months ended March 31, 2023 from 13% for the six months ended March 31, 2022 due to lower variable marketing spend.
Distribution expense was $58 million for the six months ended March 31, 2023 and $67 million for the six months ended March 31, 2022. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the six months ended March 31, 2023 and March 31, 2022.
Restructuring
For the six months ended March 31, 2023, total restructuring costs were $41 million consisting of severance costs for the Restructuring Plan.
Net gain on divestiture
During the six months ended March 31, 2023, the Company sold its interest in certain sound recording rights and recorded a pre-tax gain of $41 million, which was recorded as a net gain on divestiture in the accompanying condensed consolidated statement of operations.
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

	For the Six Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$156	$279	$(123)	-44%
Income attributable to noncontrolling interest	5	1	4	—%
Net income	161	280	(119)	-43%
Income tax expense	69	109	(40)	-37%
Income before income taxes	230	389	(159)	-41%
Other expense (income)	92	(46)	138	—%
Interest expense, net	67	62	5	8%
Operating income	389	405	(16)	-4%
Amortization expense	124	129	(5)	-4%
Depreciation expense	43	41	2	5%
OIBDA	$556	$575	$(19)	-3%
OIBDA
OIBDA decreased by $19 million to $556 million for the six months ended March 31, 2023 as compared to $575 million for the six months ended March 31, 2022 as a result of lower revenues and the Restructuring Plan costs of $41 million, partially offset by lower cost of revenues and selling, general and administrative expenses and the net gain on sale of the Company’s interest in certain sound recording rights. Expressed as a percentage of total revenue, OIBDA margin remained constant at 19% for each of the six months ended March 31, 2023 and March 31, 2022 with the Restructuring Plan costs offset by the net gain on sale of the Company's interest in certain sound recording rights.
Depreciation expense
Our depreciation expense increased by $2 million to $43 million for the six months ended March 31, 2023 from $41 million for the six months ended March 31, 2022. This increase is primarily due to an increase in IT capital spend and assets being placed into service.

Amortization expense
Our amortization expense decreased by $5 million, or 4%, to $124 million for the six months ended March 31, 2023 from $129 million for the six months ended March 31, 2022. The decrease is primarily due to certain intangible assets becoming fully amortized.
Operating income
Our operating income decreased by $16 million to $389 million for the six months ended March 31, 2023 from $405 million for the six months ended March 31, 2022. The decrease in operating income was due to the factors that led to the decrease in OIBDA, partially offset by lower amortization as noted above.
Interest expense, net
Our interest expense, net, increased to $67 million for the six months ended March 31, 2023 from $62 million for the six months ended March 31, 2022 due to a higher principal balance due to the issuance of the incremental Senior Term Loan Facility in January 2023 and higher interest rates, partially offset by interest income.
Other expense (income)
Other expense for the six months ended March 31, 2023 primarily includes foreign currency losses on our Euro-denominated debt of $88 million. This compares to foreign currency gains on our Euro-denominated debt of $50 million, currency exchange gains on our intercompany loans of $17 million and unrealized gains on hedging activity of $5 million, partially offset by aggregate realized and unrealized losses of $31 million on the mark-to-market of equity investments for the six months ended March 31, 2022.
Income tax expense
Our income tax expense decreased by $40 million to $69 million for the six months ended March 31, 2023 from $109 million for the six months ended March 31, 2022. The decrease of $40 million in income tax expense is primarily due to the impact of lower pre-tax income in the current year.
Net income
Net income decreased by $119 million to $161 million for the six months ended March 31, 2023 from $280 million for the six months ended March 31, 2022 as a result of the factors described above.
Noncontrolling interest
There was $5 million of income attributable to noncontrolling interest for the six months ended March 31, 2023 and $1 million of income attributable to noncontrolling interest for the six months ended March 31, 2022.

Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Six Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Recorded Music
Revenues	$2,382	$2,533	$(151)	-6%
Operating income	434	465	(31)	-7%
OIBDA	540	580	(40)	-7%
Music Publishing
Revenues	507	459	48	10%
Operating income	101	70	31	44%
OIBDA	147	115	32	28%
Corporate expenses and eliminations
Revenue eliminations	(2)	(2)	—	—%
Operating loss	(146)	(130)	(16)	12%
OIBDA loss	(131)	(120)	(11)	9%
Total
Revenues	2,887	2,990	(103)	-3%
Operating income	389	405	(16)	-4%
OIBDA	556	575	(19)	-3%
Recorded Music
Revenues
Recorded Music revenue decreased by $151 million, or 6%, to $2,382 million for the six months ended March 31, 2023 from $2,533 million for the six months ended March 31, 2022. U.S. Recorded Music revenues were $1,061 million and $1,126 million, or 45% and 44% of consolidated Recorded Music revenues, for the six months ended March 31, 2023 and March 31, 2022, respectively. International Recorded Music revenues were $1,321 million and $1,407 million, or 55% and 56% of consolidated Recorded Music revenues, for the six months ended March 31, 2023 and March 31, 2022, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in digital, physical and artist services and expanded-rights revenues, partially offset by licensing revenue growth, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$620	$648	$(28)	-4%
Product costs	556	574	(18)	-3%
Total cost of revenues	$1,176	$1,222	$(46)	-4%
Recorded Music cost of revenues decreased by $46 million, or 4%, to $1,176 million for the six months ended March 31, 2023 from $1,222 million for the six months ended March 31, 2022. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 26% for each of the six months ended March 31, 2023 and March 31, 2022. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs remained constant at 23% for each of the six months ended March 31, 2023 and March 31, 2022.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$282	$297	$(15)	-5%
Selling and marketing expense	352	395	(43)	-11%
Distribution expense	58	67	(9)	-13%
Total selling, general and administrative expense	$692	$759	$(67)	-9%
______________________________________
(1)Includes depreciation expense of $26 million and $28 million for the six months ended March 31, 2023 and March 31, 2022, respectively.
Recorded Music selling, general and administrative expense decreased by $67 million, or 9%, to $692 million for the six months ended March 31, 2023 from $759 million for the six months ended March 31, 2022. The decrease in general and administrative expense was primarily due to the favorable movements in foreign currency exchange rates of $11 million and lower expenses related to acquisition transaction costs and employee related costs. The decrease in selling and marketing expense was primarily due to lower variable marketing spend. The decrease in distribution expense was primarily due to lower physical and artist services and expanded-rights revenue, partially offset by rising costs. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 29% for the six months ended March 31, 2023 from 30% for the six months ended March 31, 2022.
Restructuring
For the six months ended March 31, 2023, total restructuring costs were $41 million consisting of severance costs for the Restructuring Plan.
Net gain on divestiture
During the six months ended March 31, 2023, the Company sold its interest in certain sound recording rights and recorded a pre-tax gain of $41 million, which was recorded as a net gain on divestiture in the accompanying condensed consolidated statement of operations.
Operating Income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Six Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Operating income	$434	$465	$(31)	-7%
Depreciation and amortization	106	115	(9)	-8%
OIBDA	$540	$580	$(40)	-7%
Recorded Music OIBDA decreased by $40 million, to $540 million for the six months ended March 31, 2023 from $580 million for the six months ended March 31, 2022 as a result of lower revenues and the Restructuring Plan costs of $41 million, partially offset by lower costs of revenue and selling, general and administrative expenses and the net gain on sale of the Company’s interest in certain sound recording rights. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin remained constant at 23% for each of the six months ended March 31, 2023 and March 31, 2022 with the Restructuring Plan costs offset by the net gain on sale of the Company’s interest in certain sound recording rights.
Recorded Music operating income decreased by $31 million to $434 million for the six months ended March 31, 2023 from $465 million for the six months ended March 31, 2022 due to the factors that led to the decrease in Recorded Music OIBDA noted above, partially offset by a decrease in amortization due to certain intangible assets becoming fully amortized.

Music Publishing
Revenues
Music Publishing revenues increased by $48 million, or 10%, to $507 million for the six months ended March 31, 2023 from $459 million for the six months ended March 31, 2022. U.S. Music Publishing revenues were $268 million and $232 million, or 53% and 51% of consolidated Music Publishing revenues, for the six months ended March 31, 2023 and March 31, 2022, respectively. International Music Publishing revenues were $239 million and $227 million, or 47% and 49% of consolidated Music Publishing revenues, for the six months ended March 31, 2023 and March 31, 2022, respectively.
The overall increase in Music Publishing revenue was driven by growth in digital, performance and mechanical revenue, partially offset by lower synchronization revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$309	$295	$14	5%
Total cost of revenues	$309	$295	$14	5%
Music Publishing cost of revenues increased by $14 million, or 5%, to $309 million for the six months ended March 31, 2023 from $295 million for the six months ended March 31, 2022. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 61% for the six months ended March 31, 2023 from 64% for the six months ended March 31, 2022, primarily attributable to revenue mix and the favorable impact of foreign currency exchange rates.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$52	$51	$1	2%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$53	$52	$1	2%
______________________________________
(1)Includes depreciation expense of $2 million and $3 million for the six months ended March 31, 2023 and March 31, 2022, respectively.
Music Publishing selling, general and administrative expense increased to $53 million for the six months ended March 31, 2023 from $52 million for the six months ended March 31, 2022. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 10% for the six months ended March 31, 2023 from 11% for the six months ended March 31, 2022.
Operating Income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Six Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Operating income	$101	$70	$31	44%
Depreciation and amortization	46	45	1	2%
OIBDA	$147	$115	$32	28%
Music Publishing OIBDA increased by $32 million, or 28%, to $147 million for the six months ended March 31, 2023 from $115 million for the six months ended March 31, 2022. Expressed as a percentage of Music Publishing revenue, Music Publishing

OIBDA margin increased to 29% for the six months ended March 31, 2023 from 25% for the six months ended March 31, 2022. The increase was due to strong operating performance and the favorable impact of foreign currency exchange rates.
Music Publishing operating income increased by $31 million to $101 million for the six months ended March 31, 2023 from $70 million operating income for the six months ended March 31, 2022 largely due to the factors that led to the increase in Music Publishing OIBDA noted above, partially offset by an increase in amortizable intangible assets related to the acquisition of music-related assets.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $16 million to $146 million for the six months ended March 31, 2023 from $130 million for the six months ended March 31, 2022, primarily due to higher employee related costs including non-cash stock-based compensation and other related expenses of $6 million and the Executive Transition Costs of $3 million, higher depreciation and expenses related to transformation initiatives, partially offset by the impact of the additional week in the prior year and a decrease in professional services.
Our OIBDA loss from corporate expenses and eliminations increased by $11 million to $131 million for the six months ended March 31, 2023 from $120 million for the six months ended March 31, 2022 due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at March 31, 2023
At March 31, 2023, we had $3.986 billion of debt (which is net of $43 million of premiums, discounts and deferred financing costs), $601 million of cash and equivalents (net debt of $3.385 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $252 million of Warner Music Group Corp. equity. This compares to $3.732 billion of debt (which is net of $41 million of premiums, discounts and deferred financing costs), $584 million of cash and equivalents (net debt of $3.148 billion) and $152 million of Warner Music Group Corp. equity at September 30, 2022.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the six months ended March 31, 2023 and March 31, 2022 are unaudited and have been derived from our condensed consolidated interim financial statements included elsewhere herein.

	Six Months Ended March 31,
	2023	2022
Cash provided by (used in):
Operating activities	$203	$173
Investing activities	(51)	(649)
Financing activities	(143)	363
Operating Activities
Cash provided by operating activities was $203 million for the six months ended March 31, 2023 as compared with cash provided by operating activities of $173 million for the six months ended March 31, 2022. The $30 million increase in cash provided by operating activities was primarily due to timing of A&R investments and other movements within working capital.
Investing Activities
Cash used in investing activities was $51 million for the six months ended March 31, 2023 as compared with cash used in investing activities of $649 million for the six months ended March 31, 2022. The $51 million of cash used in investing activities in the six months ended March 31, 2023 consisted of $17 million relating to investments and acquisitions of businesses, $42 million to acquire music-related assets, and $56 million relating to capital expenditures, partially offset by $42 million of proceeds from divestitures and $22 million of proceeds from the sale of investments. The $649 million of cash used in investing activities in the six months ended March 31, 2022 consisted of $429 million relating to investments and acquisitions of businesses, a portion of which was debt-financed, $169 million to acquire music-related assets, a portion of which was debt-financed, and $62 million relating to capital expenditures, partially offset by $11 million of proceeds from the sale of investments.
Financing Activities
Cash used in financing activities was $143 million for the six months ended March 31, 2023 as compared with cash provided by financing activities of $363 million for the six months ended March 31, 2022. The $143 million of cash used in financing activities for the six months ended March 31, 2023 consisted of cash paid to settle deferred consideration related to prior year acquisitions of music publishing rights and music catalogs of $133 million, dividends paid of $167 million, deferred financing costs of $2 million and distributions to noncontrolling interest holders of $7 million, partially offset by proceeds from the incremental Senior Term Loan Facility of $147 million and proceeds from the Term Loan Mortgage of $19 million. The $363 million of cash provided by financing activities for the six months ended March 31, 2022 consisted of proceeds from debt issuance of $535 million which was used to fund the acquisition of a business and music-related assets, partially offset by dividends paid of $156 million, taxes paid related to net share settlement of restricted stock units of $6 million, deferred financing costs of $5 million, cash paid to settle contingent consideration of $4 million and distributions to noncontrolling interest holders of $1 million.
Liquidity
Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and equivalents and funds available for drawing under our Revolving Credit Facility. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and dividends, prepayments of debt, repurchases or retirement of our outstanding debt or notes or repurchases of our outstanding equity securities in open market purchases, privately negotiated purchases or otherwise, we may elect to pay or make in the future. We maintain our cash in various banks and other financial institutions around the world, and in some cases those cash deposits are in excess of FDIC or other deposit insurance. In the event of a bank failure or receivership, we may not have access to those cash deposits in excess of the relevant deposit insurance, which could have an adverse effect on our liquidity and financial performance.
We believe that our primary sources of liquidity will be sufficient to support our existing operations over the next twelve months.
We are continuing our financial transformation initiative, launched in August 2019, to upgrade our information technology and finance infrastructure, including related systems and processes, for which we currently expect upfront costs to be approximately $235 million, which includes capital expenditures of approximately $100 million. The timing of global deployment has been delayed as the size and scale of this global system implementation requires rigorous system testing and data validation to ensure go-live readiness. In April 2023, we successfully launched certain components of our new technology platform in select territories. The Company will continue to deploy our new technology platform to remaining territories in a wave-based approach with additional territories expected to implement during fiscal year 2023 and fiscal year 2024. Annualized run-rate savings from the financial transformation initiative are expected to be between approximately $35 million and $40 million once fully implemented. We expect that our primary sources of liquidity will be sufficient to fund these expenditures.
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BB+ in July 2021 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba2 in April 2023. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.0% as of March 31, 2023. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
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
Term Loan Mortgage Agreement
On January 27, 2023, Acquisition Corp., along with Warner Records Inc. and Warner Music Inc., entered into an agreement with Truist Bank, which provides for a term loan of $19 million (“Term Loan Mortgage”) secured by the Company’s real estate properties in Nashville, Tennessee. Interest on the Term Loan Mortgage will accrue at a rate of 30-day SOFR plus the applicable margin of 1.40% subject to a zero floor. Equal principal installments and interest are due monthly.
Revolving Credit Agreement Amendment
On March 23, 2023, Acquisition Corp. entered into an amendment (the “Fourth Revolving Credit Agreement Amendment”) to the Revolving Credit Agreement among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Fourth Revolving Credit Agreement Amendment provides for the replacement of LIBOR-based rates with a SOFR-based rate and other rates for alternate currencies, such as EURIBOR and SONIA. We utilized the expedients set forth in ASC Topic 848, including those relating to derivative instruments used in hedging relationships. This transition does not result in a financial impact to our consolidated financial statements.

Existing Debt as of March 31, 2023
As of March 31, 2023, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2028	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	354
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	486
3.000% Senior Secured Notes due 2031	800
Term Loan Mortgage	19
Total long-term debt, including the current portion	$4,029
Issuance premium less unamortized discount and unamortized deferred financing costs	(43)
Total long-term debt, including the current portion, net	$3,986
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility available at March 31, 2023, less letters of credit outstanding of approximately $4 million at March 31, 2023. There were no loans outstanding under the Revolving Credit Facility at March 31, 2023.
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
On February 10, 2023, the Company’s board of directors declared a cash dividend of $0.16 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on March 1, 2023. The Company paid an aggregate of approximately $83 million and $167 million, or $0.16 and $0.32 per share, in cash dividends to stockholders and participating security holders for the three and six months ended March 31, 2023, respectively.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of March 31, 2023.
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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended March 31, 2023, for the twelve months ended March 31, 2022 and for the three months ended March 31, 2023 and March 31, 2022. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended March 31, 2023. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Net Income	$436	$371	$37	$92
Income tax expense	145	172	21	34
Interest expense, net	130	121	35	32
Depreciation and amortization	336	328	83	89
Loss on extinguishment of debt (a)	—	22	—	—
Net (gains) losses on divestitures and sale of securities (b)	(42)	7	(1)	9
Restructuring costs (c)	65	28	45	1
Net hedging and foreign exchange (gains) losses (d)	(30)	(78)	31	(32)
Transaction costs (e)	1	14	—	2
Business optimization expenses (f)	56	51	14	13
Non-cash stock-based compensation expense (g)	44	53	21	6
Other non-cash charges (h)	13	51	4	25
Pro forma impact of cost savings initiatives and specified transactions (i)	81	70	18	11
Adjusted EBITDA	$1,235	$1,210	$308	$282
Senior Secured Indebtedness (j)	$3,736
Leverage Ratio (k)	3.03x
______________________________________
(a)Reflects loss on extinguishment of debt, primarily including tender fees and unamortized deferred financing costs.
(b)Reflects net gains on sale of securities and divestitures.
(c)Reflects severance costs and other restructuring related expenses, including those related to the Restructuring Plan as well as the Executive Transition Costs in the current quarter.
(d)Reflects unrealized (gains) losses due to foreign exchange on our Euro-denominated debt, losses (gains) from hedging activities and intercompany transactions.
(e)Reflects mainly transaction related costs and mark-to-market adjustments of an earn-out liability related to a transaction in 2021.
(f)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $12 million and $42 million related to our finance transformation and other related costs for the three and twelve months ended March 31, 2023, respectively, as well as $10 million and $39 million for the three and twelve months ended March 31, 2022, respectively.
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
(i)Reflects expected savings resulting from transformation initiatives, including the Restructuring Plan, and the pro forma impact of certain specified transactions for the three and twelve months ended March 31, 2023. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $38 million increase in the twelve months ended March 31, 2023 Adjusted EBITDA.
(j)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $3.986 billion less cash of $250 million.
(k)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of March 31, 2023 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2022, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2023, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2022.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of March 31, 2023, the Company had outstanding foreign currency forward exchange contracts for the sale of $304 million and the purchase of $167 million of foreign currencies at fixed rates. Subsequent to March 31, 2023, certain of our foreign exchange contracts expired and were not replaced.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2023, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $14 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $4.029 billion of principal debt outstanding at March 31, 2023, of which $1.314 billion was variable-rate debt and $2.715 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At March 31, 2023, 67% of the Company’s debt was at a fixed rate. In addition, as of March 31, 2023, we have the option under our floating rate Tranche G loans under the Senior Term Loan Facility to select a one, two, three or six month LIBOR rate, and we have the option under our floating rate Tranche H loans under the Senior Term Loan Facility to select one, three or six month Term SOFR. To manage interest rate risk on $1.314 billion of U.S. dollar-denominated variable-rate debt, the Company has entered into an interest rate swap to effectively convert the floating interest rate to a fixed interest rate on a portion of its variable-rate debt. As a result, as of March 31, 2023, 80% of the Company’s debt was effectively at a fixed rate. As of March 31, 2023, the Company’s interest rate swap is expected to mature within one year.
Based on the level of interest rates prevailing at March 31, 2023, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.628 billion. Further, as of March 31, 2023, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $36 million or increase the fair value of the fixed-rate debt by approximately $37 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
CFO Succession
As previously disclosed, on March 14, 2023, the Company announced that it had begun planning for the succession of our Chief Financial Officer (“CFO”), Eric Levin. On May 4, 2023, the Company entered into a separation agreement with Mr. Levin regarding the terms of his remaining service and his separation from the Company (the “Mutual Separation Agreement”).
Under the terms of the Mutual Separation Agreement, Mr. Levin’s employment with the Company will continue through January 15, 2024 (the “Separation Date”). If the Company appoints a successor CFO prior to the Separation Date, Mr. Levin will cease to serve as CFO as of the date such successor commences service with the Company, and will continue to serve as an advisor to the Company through the Separation Date.
Subject to his execution of a general release of claims in favor of the Company, under the Mutual Separation Agreement, Mr. Levin will be entitled to receive cash severance payments totaling $1,000,000, payable over a one-year period following the Separation Date, and a lump sum cash payment having net proceeds to Mr. Levin of $57,602.57 on an after-tax basis. Mr. Levin will also be eligible to receive an annual bonus for the Company’s 2023 fiscal year having a target amount of $1,000,000, and a prorated annual bonus for the Company’s 2024 fiscal year having an annualized target amount of $1,000,000, with the actual amounts of each bonus to be determined by the Compensation Committee of the Board (the “Compensation Committee”) based on Company performance measures established and determined by the Compensation Committee. In addition, in January 2024, Mr. Levin will receive an award of RSUs under the terms of the Omnibus Incentive Plan having a value of $1,000,000, determined based on the average closing share price of the Company’s Class A Common Stock for the 20 trading days preceding the grant date. The RSUs will become vested on the fourth anniversary of the grant date subject to Mr. Levin’s continued compliance with the non-competition and non-solicitation covenants set forth in the award agreement. The unvested Company RSUs previously granted to Mr. Levin will also remain outstanding and subject to continued vesting subject to Mr. Levin’s continued compliance with the non-competition and non-solicitation covenants set forth in the applicable award agreements.
The foregoing description of the Mutual Separation Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the Mutual Separation Agreement, which is filed as Exhibit 10.3 hereto.

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
10.1
Fourth Amendment to Credit Agreement, dated as of March 23, 2023, by and among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2023)

10.2
Employment Separation Agreement and Release, dated as of January 17, 2023, between Stephen Cooper and Warner Music Group Corp. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022 (File No. 001-32502))

10.3*	Mutual Separation Agreement and Release with Eric Levin, dated May 4, 2023
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
May 9, 2023

WARNER MUSIC GROUP CORP.

By:	/s/ ROBERT KYNCL
Name: Title:	Robert Kyncl Chief Executive Officer (Principal Executive Officer)

By:	/s/ ERIC LEVIN
Name: Title:	Eric Levin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)