Form 10-Q
period 2023-06-30
Warner Music Group Corp.
filed 2023-08-08
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 2, 2023, there were 138,343,011 shares of Class A Common Stock and 377,650,449 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Condensed Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	June 30, 2023	September 30, 2022
Assets
Current assets:
Cash and equivalents	$600	$584
Accounts receivable, net of allowances of $19 million and $19 million	1,113	984
Inventories	116	108
Royalty advances expected to be recouped within one year	390	372
Prepaid and other current assets	98	91
Total current assets	2,317	2,139
Royalty advances expected to be recouped after one year	584	503
Property, plant and equipment, net of accumulated depreciation of $523 million and $461 million	454	415
Operating lease right-of-use assets, net	252	226
Goodwill	1,962	1,920
Intangible assets subject to amortization, net	2,195	2,239
Intangible assets not subject to amortization	150	145
Deferred tax assets, net	27	29
Other assets	209	212
Total assets	$8,150	$7,828
Liabilities and Equity
Current liabilities:
Accounts payable	$249	$268
Accrued royalties	2,239	1,918
Accrued liabilities	422	457
Accrued interest	29	17
Operating lease liabilities, current	41	40
Deferred revenue	226	423
Other current liabilities	84	245
Total current liabilities	3,290	3,368
Long-term debt	3,988	3,732
Operating lease liabilities, noncurrent	264	241
Deferred tax liabilities, net	205	220
Other noncurrent liabilities	104	99
Total liabilities	$7,851	$7,660
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 138,341 and 137,199 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 377,650 and 377,650 issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	1	1
Additional paid-in capital	2,007	1,975
Accumulated deficit	(1,450)	(1,477)
Accumulated other comprehensive loss, net	(277)	(347)
Total Warner Music Group Corp. equity	281	152
Noncontrolling interest	18	16
Total equity	299	168
Total liabilities and equity	$8,150	$7,828
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenue	$1,564	$1,432	$4,451	$4,422
Costs and expenses:
Cost of revenue	(850)	(766)	(2,332)	(2,281)
Selling, general and administrative expenses (a)	(461)	(451)	(1,353)	(1,392)
Restructuring	—	—	(41)	—
Amortization expense	(64)	(69)	(188)	(198)
Total costs and expenses	(1,375)	(1,286)	(3,914)	(3,871)
Net gain on divestiture	—	—	41	—
Operating income	189	146	578	551
Loss on extinguishment of debt	(4)	—	(4)	—
Interest expense, net	(38)	(32)	(105)	(94)
Other income (expense)	20	50	(72)	96
Income before income taxes	167	164	397	553
Income tax expense	(43)	(39)	(112)	(148)
Net income	124	125	285	405
Less: Income attributable to noncontrolling interest	(2)	(1)	(7)	(2)
Net income attributable to Warner Music Group Corp.	$122	$124	$278	$403

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.23	$0.24	$0.53	$0.77
Class B – Basic and Diluted	$0.23	$0.24	$0.53	$0.77
Weighted average common shares:
Class A – Basic and Diluted	138,290	137,165	137,990	132,494
Class B – Basic and Diluted	377,650	377,650	377,650	382,178

(a) Includes depreciation expense:	$(22)	$(18)	$(65)	$(59)
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income	$124	$125	$285	$405
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(13)	(52)	78	(102)
Deferred (loss) gain on derivative financial instruments	(3)	5	(8)	26
Other comprehensive (loss) income, net of tax	(16)	(47)	70	(76)
Total comprehensive income	108	78	355	329
Less: Income attributable to noncontrolling interest	(2)	(1)	(7)	(2)
Comprehensive income attributable to Warner Music Group Corp.	$106	$77	$348	$327
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$285	$405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253	257
Unrealized losses (gains) and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	71	(107)
Deferred income taxes	(18)	37
Loss on extinguishment of debt	4	—
Net (gain) loss on divestitures and investments	(44)	33
Non-cash interest expense	2	4
Non-cash stock-based compensation expense	42	35
Changes in operating assets and liabilities:
Accounts receivable, net	(94)	(156)
Inventories	—	(2)
Royalty advances	(67)	(93)
Accounts payable and accrued liabilities	(93)	(103)
Royalty payables	250	162
Accrued interest	12	15
Operating lease liabilities	(2)	(6)
Deferred revenue	(207)	(145)
Other balance sheet changes	(45)	—
Net cash provided by operating activities	349	336
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(53)	(178)
Capital expenditures	(89)	(97)
Investments and acquisitions of businesses, net of cash received	(26)	(499)
Proceeds from the sale of investments	22	11
Proceeds from divestitures	42	—
Net cash used in investing activities	(104)	(763)
Cash flows from financing activities
Proceeds from issuance of 3.750% Senior Secured Notes due 2029	—	535
Proceeds from Senior Term Loan Facility - Tranche G	149	—
Proceeds from Senior Term Loan Facility - Tranche H	147	—
Repayment of Senior Term Loan Facility - Tranche H	(150)	—
Proceeds from Term Loan Mortgage	19	—
Deferred financing costs paid	(3)	(5)
Distribution to noncontrolling interest holders	(11)	(5)
Dividends paid	(251)	(235)
Payment of deferred and contingent consideration	(133)	(4)
Taxes paid related to net share settlement of restricted stock units	—	(6)
Net cash (used in) provided by financing activities	(233)	280
Effect of exchange rate changes on cash and equivalents	4	(7)
Net increase (decrease) in cash and equivalents	16	(154)
Cash and equivalents at beginning of period	584	499
Cash and equivalents at end of period	$600	$345
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

Nine Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2022	137,199	$—	377,650	$1	$1,975	$(1,477)	$(347)	$152	$16	$168
Net income	—	—	—	—	—	278	—	278	7	285
Other comprehensive income, net of tax	—	—	—	—	—	—	70	70	—	70
Dividends ($0.48 per share)	—	—	—	—	—	(251)	—	(251)	—	(251)
Stock-based compensation expense	—	—	—	—	32	—	—	32	—	32
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(11)	(11)
Shares issued under the Plan	869	—	—	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	273	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	6	6
Balance at June 30, 2023	138,341	$—	377,650	$1	$2,007	$(1,450)	$(277)	$281	$18	$299

Three Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at March 31, 2023	138,324	$—	377,650	$1	$2,000	$(1,488)	$(261)	$252	$14	$266
Net income	—	—	—	—	—	122	—	122	2	124
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16)	(16)	—	(16)
Dividends ($0.16 per share)	—	—	—	—	—	(84)	—	(84)	—	(84)
Stock-based compensation expense	—	—	—	—	7	—	—	7	—	7
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(4)	(4)
Shares issued under Omnibus Incentive Plan	17	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	6	6
Balance at June 30, 2023	138,341	$—	377,650	$1	$2,007	$(1,450)	$(277)	$281	$18	$299

Nine Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2021	122,415	$—	391,971	$1	$1,942	$(1,710)	$(202)	$31	$15	$46
Net income	—	—	—	—	—	403	—	403	2	405
Other comprehensive loss, net of tax	—	—	—	—	—	—	(76)	(76)	—	(76)
Dividends ($0.45 per share)	—	—	—	—	—	(235)	—	(235)	—	(235)
Stock-based compensation expense	—	—	—	—	39	—	—	39	—	39
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(5)	(5)
Vesting of restricted stock units, net of shares withheld for employee taxes	277	—	—	—	(6)	—	—	(6)	—	(6)
Conversion of Class B shares to Class A shares	14,320	—	(14,321)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	187	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	4	4
Balance at June 30, 2022	137,199	$—	377,650	$1	$1,975	$(1,542)	$(278)	$156	$16	$172

Three Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at March 31, 2022	137,198	$—	377,650	$1	$1,971	$(1,587)	$(231)	$154	$19	$173
Net income	—	—	—	—	—	124	—	124	1	125
Other comprehensive loss, net of tax	—	—	—	—	—	—	(47)	(47)	—	(47)
Dividends ($0.15 per share)	—	—	—	—	—	(79)	—	(79)	—	(79)
Stock-based compensation expense	—	—	—	—	4	—	—	4	—	4
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(4)	(4)
Shares issued under Omnibus Incentive Plan	1	—	—	—	—	—	—	—	—	—
Balance at June 30, 2022	137,199	$—	377,650	$1	$1,975	$(1,542)	$(278)	$156	$16	$172
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023.
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
Prior to the start of the 2023 fiscal year, the Company maintained a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2022 included 53 weeks, with the additional week falling in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the nine months ended June 30, 2022 reflect 40 weeks, or 280 days, compared to 273 days for the nine months ended June 30, 2023. For the nine months ended June 30, 2022, the revenue benefit of the additional week was approximately $73 million, primarily reflected in Recorded Music streaming revenue.
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
Global Intangible Low-Taxed Income (“GILTI”) imposes U.S. taxes on the excess of a deemed return on tangible assets of certain foreign subsidiaries. The Company made an election to recognize GILTI tax in the specific period in which it occurs.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendment provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified that certain optional expedients and exceptions in Topic 848 apply to derivative instruments that are affected by the discounting transition due to reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date, which extended the period in which Topic 848 may be applied until December 31, 2024. These ASUs were effective upon issuance and may be applied prospectively to contract modifications and hedging relationships entered into or evaluated through December 31, 2024. The Revolving Credit Facility and Senior Term Loan Facility were amended during the nine months ended June 30, 2023 as further described in Note 8. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements, but does not expect it will have a material effect.
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
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the three and nine months ended June 30, 2023 and 2022, respectively.

The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three and nine months ended June 30, 2023 and 2022 (in millions, except share amounts, which are reflected in thousands, and per share data):

	Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$34	$88	$34	$90
Less: Net income attributable to participating securities	(2)	—	(2)	—
Net income attributable to common stockholders	$32	$88	$32	$90
Denominator
Weighted average shares outstanding	138,290	377,650	137,165	377,650
Basic and Diluted EPS	$0.23	$0.23	$0.24	$0.24

	Nine Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$77	$201	$108	$295
Less: Net income attributable to participating securities	(4)	—	(5)	—
Net income attributable to common stockholders	$73	$201	$103	$295
Denominator
Weighted average shares outstanding	137,990	377,650	132,494	382,178
Basic and Diluted EPS	$0.53	$0.53	$0.77	$0.77

4. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenue by Type
Digital	$846	$801	$2,445	$2,475
Physical	126	123	377	440
Total Digital and Physical	972	924	2,822	2,915
Artist services and expanded-rights	218	190	555	563
Licensing	92	75	287	244
Total Recorded Music	1,282	1,189	3,664	3,722
Performance	40	45	130	119
Digital	182	144	477	404
Mechanical	16	10	46	37
Synchronization	41	41	126	133
Other	4	5	11	11
Total Music Publishing	283	245	790	704
Intersegment eliminations	(1)	(2)	(3)	(4)
Total Revenues	$1,564	$1,432	$4,451	$4,422
Revenue by Geographical Location
U.S. Recorded Music	$557	$515	$1,618	$1,641
U.S. Music Publishing	147	137	415	369
Total U.S.	704	652	2,033	2,010
International Recorded Music	725	674	2,046	2,081
International Music Publishing	136	108	375	335
Total International	861	782	2,421	2,416
Intersegment eliminations	(1)	(2)	(3)	(4)
Total Revenues	$1,564	$1,432	$4,451	$4,422
Sales Returns and Uncollectible Accounts
Based on management’s analysis of sales returns, refund liabilities of $22 million and $19 million were established at June 30, 2023 and September 30, 2022, respectively.
Based on management’s analysis of estimated credit losses, reserves of $19 million and $19 million were established at June 30, 2023 and September 30, 2022, respectively.
Deferred Revenue
Deferred revenue increased by $323 million during the nine months ended June 30, 2023 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $350 million were recognized during the nine months ended June 30, 2023 related to the balance of deferred revenue at September 30, 2022. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the nine months ended June 30, 2023 and June 30, 2022, the Company recognized revenue of $68 million and $55 million, respectively, from performance obligations satisfied in previous periods.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2023 are as follows:

	Rest of FY23	FY24	FY25	Thereafter	Total
	(in millions)
Remaining performance obligations	$156	$457	$11	$2	$626
Total	$156	$457	$11	$2	$626
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
6. Comprehensive Income
Comprehensive income, which is reported in the accompanying condensed consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax benefit of $3 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2022	$(358)	$(2)	$13	$(347)
Other comprehensive income (loss)	78	—	(8)	70
Balances at June 30, 2023	$(280)	$(2)	$5	$(277)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
7. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2022	$1,456	$464	$1,920
Acquisitions	8	—	8
Other adjustments (a)	34	—	34
Balances at June 30, 2023	$1,498	$464	$1,962
______________________________________
(a)Other adjustments during the nine months ended June 30, 2023 represent foreign currency movements.

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
Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	June 30, 2023	September 30, 2022
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,397	$1,316
Music publishing copyrights	25 years	1,995	1,889
Artist and songwriter contracts	13 years	1,056	1,014
Trademarks	14 years	109	103
Other intangible assets	6 years	103	89
Total gross intangible assets subject to amortization		4,660	4,411
Accumulated amortization		(2,465)	(2,172)
Total net intangible assets subject to amortization		2,195	2,239
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	150	145
Total net intangible assets		$2,345	$2,384
8. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	June 30, 2023	September 30, 2022
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2028	1,295	1,145
2.750% Senior Secured Notes due 2028 (€325 face amount)	354	318
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	485	435
3.000% Senior Secured Notes due 2031	800	800
Term Loan Mortgage	19	—
Total long-term debt, including the current portion	$4,028	$3,773
Issuance premium less unamortized discount and unamortized deferred financing costs	(40)	(41)
Total long-term debt, including the current portion, net	$3,988	$3,732
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $4 million at both June 30, 2023 and September 30, 2022. There were no loans outstanding under the Revolving Credit Facility at June 30, 2023 or September 30, 2022.

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of June 30, 2023, Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, the covenants under the Revolving Credit Facility, which are currently suspended, will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility. The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of June 30, 2023.
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
Revolving Credit Agreement Amendment
On March 23, 2023, Acquisition Corp. entered into an amendment (the “Fourth Revolving Credit Agreement Amendment”) to the Revolving Credit Agreement among Acquisition Corp. and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Fourth Revolving Credit Agreement Amendment provides for the replacement of LIBOR-based rates with a SOFR-based rate and other rates for alternate currencies, such as EURIBOR and SONIA. We utilized the expedients set forth in ASC Topic 848, including those relating to derivative instruments used in hedging relationships. This transition does not result in a financial impact to our consolidated financial statements.
May 2023 Senior Term Loan Credit Agreement Amendment
On May 10, 2023, Acquisition Corp. entered into an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement among Acquisition Corp., the guarantors party thereto and Credit Suisse AG, as administrative agent. The Senior Term Loan Credit Agreement Amendment provides for the replacement of LIBOR-based rates with a SOFR-based rate. We utilized the expedients set forth in ASC Topic 848, including those relating to derivative instruments used in hedging relationships. This transition does not result in a financial impact to our consolidated financial statements.

June 2023 Senior Term Loan Credit Agreement Amendment
On June 30, 2023, Acquisition Corp. entered into an increase supplement (the “Third Increase Supplement”) to the Senior Term Loan Credit Agreement among Acquisition Corp., the guarantors party thereto, the lender party thereto and Credit Suisse AG, as administrative agent, pursuant to which Acquisition Corp. has borrowed additional Tranche G term loans in an amount equal to $150 million, the proceeds of which have been used to prepay the Tranche H term loans in full (see “Senior Term Loan Facility Amendment”), for an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of $1,295 million. The Company recorded a loss on extinguishment of debt of approximately $4 million for the three and nine months ended June 30, 2023, which represents the remaining unamortized discount and deferred financing costs of the Tranche H term loan.
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Revolving Term SOFR”), and other rates for alternate currencies, such as EURIBOR and SONIA, as provided in the Revolving Credit Agreement, subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving Term SOFR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.97x at June 30, 2023, the applicable margin for SOFR loans and RFR loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

The Tranche G loans under the Senior Term Loan Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Term SOFR”) plus an adjustment based on the applicable interest period subject to a zero floor, plus 2.125% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR, plus 1.00% per annum, subject to a 1.00% floor, plus, in each case, 1.125% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
The Tranche H loans under the Senior Term Loan Facility, which were repaid in full on June 30, 2023, bore interest at Acquisition Corp.’s election at a rate equal to (i) the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Term SOFR”) subject to a 0.50% floor, plus 3.00% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR, plus 1.00% per annum, subject to a 1.50% floor, plus, in each case, 2.00% per annum. If there was a payment default at any time, then the interest rate applicable to overdue principal and interest would have been the rate otherwise applicable to such loan plus 2.0% per annum. Default interest was also payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 20, 2028.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is April 3, 2025.

Maturities of Senior Secured Notes
As of June 30, 2023, there are no scheduled maturities of notes until 2028, when $354 million is scheduled to mature. Thereafter, $2.360 billion is scheduled to mature.
Maturity of Term Loan Mortgage
The maturity date of the Term Loan Mortgage is January 27, 2033, subject to a call option exercisable by Truist Bank at any time after January 27, 2028 if certain criteria relating to the Company’s creditworthiness are met.
Interest Expense, net
Total interest expense, net was $38 million and $32 million for the three months ended June 30, 2023 and 2022, respectively, and $105 million and $94 million for the nine months ended June 30, 2023 and 2022, respectively. Interest expense, net includes interest expense related to our outstanding indebtedness of $41 million and $32 million for the three months ended June 30, 2023 and 2022, respectively, and $115 million and $93 million for the nine months ended June 30, 2023 and 2022, respectively. The weighted-average interest rate of the Company’s total debt was 4.1% at June 30, 2023, 3.5% at September 30, 2022 and 3.3% at June 30, 2022.
9. Restructuring
In March 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. Under the Restructuring Plan, the Company expects to reduce headcount by approximately 270 people, or approximately 4% of the Company’s overall headcount. The Company expects to incur total non-recurring restructuring charges of approximately $41 million for severance costs, all of which is expected to be paid in cash. The Restructuring Plan is substantially complete as of June 30, 2023, with related cash expenditures expected by the end of fiscal 2024.
There were no restructuring costs incurred in the three months ended June 30, 2023. Total restructuring costs were $41 million for the nine months ended June 30, 2023, consisting of severance costs. All restructuring expenses were recorded in the Recorded Music segment.
The following table sets forth the activity in the restructuring accrual included within accrued liabilities in the accompanying condensed consolidated balance sheets:

Severance Costs
(in millions)
Balance at September 30, 2022	$—
Restructuring charges	41
Cash payments	(13)
Balance at June 30, 2023	$28
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

For the three months ended June 30, 2023, the Company recognized a total of $7 million of non-cash stock-based compensation expense which was recorded to additional paid-in capital. For the nine months ended June 30, 2023, the Company recognized a total of $42 million of non-cash stock-based compensation expense, of which $27 million was recorded to additional paid-in capital and $15 million was recorded as a share-based compensation liability. For the nine months ended June 30, 2022, the Company recognized a total of $35 million of non-cash stock-based compensation expense, of which $30 million was recorded to additional paid-in capital and $5 million was recorded as a share-based compensation liability.
Share-based compensation liabilities, which are a component of accrued liabilities on the condensed consolidated balance sheets, are recorded for awards under the Omnibus Incentive Plan where a total value is known and settlement will occur in a variable number of shares of Class A Common Stock and RSUs. During the nine months ended June 30, 2023, $5 million of stock-based compensation liability was reclassified to additional paid-in capital, representing the grant date fair value of RSUs granted which were previously classified as a share-based compensation liability as of September 30, 2022.
During the three and nine months ended June 30, 2023, the Company approved the issuance of RSUs under the Omnibus Incentive Plan to eligible employees and executives. For the three and nine months ended June 30, 2023, non-cash stock-based compensation associated with these RSUs was $2 million and $12 million, respectively, which was recorded to additional paid-in capital.
During the nine months ended June 30, 2023, a separation agreement between the Company and our previous Chief Executive Officer was executed. In connection with the separation agreement, the Company recognized $12 million of non-cash stock-based compensation expense associated with RSUs and common stock as there is no remaining service required for vesting. Such expense was recorded as a share-based compensation liability as of June 30, 2023.
During the nine months ended June 30, 2023, the Company issued market-based performance share units (“PSUs”) to our newly appointed Chief Executive Officer whereby the PSU award payout is determined based on the Company’s total shareholder return compared to a designated peer group. Non-cash stock-based compensation associated with these PSUs recognized for the three and nine months ended June 30, 2023 was approximately $1 million and $2 million, respectively, which was recorded to additional paid-in capital.
During the nine months ended June 30, 2023, in connection with the Restructuring Plan, the Company recognized $2 million of non-cash stock-based compensation related to the accelerated vesting of certain RSUs. Refer to Note 9 for further discussion.
Common Stock
During the nine months ended June 30, 2023, in connection with the Senior Management Free Cash Flow Plan (the “Plan”), the Company issued a total of approximately 869,000 shares of Class A Common Stock to settle a portion of a participant’s deferred equity units previously issued under the Plan.
During the three and nine months ended June 30, 2023, the Company issued approximately 17,000 and 273,000 shares of Class A Common Stock, respectively, under the Omnibus Incentive Plan.
12. Income Taxes

For the three and nine months ended June 30, 2023, the Company recorded an income tax expense of $43 million and $112 million, respectively. The income tax expense for the three and nine months ended June 30, 2023 is higher than the expected tax expense at the statutory rate of 21% primarily due to foreign income taxed at rates higher than the United States, including withholding taxes, U.S. state and local taxes, unrecognized tax benefit related to uncertain tax positions, and non-deductible executive compensation under IRC Section 162(m). These charges were partially offset by tax benefits associated with Research and Development (“R&D”) credits, release of U.S. state valuation allowance, and the net impact of GILTI and foreign derived intangible income (“FDII”).

For the three and nine months ended June 30, 2022, the Company recorded an income tax expense of $39 million and $148 million, respectively. The income tax expense for the three and nine months ended June 30, 2022 is higher than the expected tax benefit at the statutory tax rate of 21% primarily due to foreign income taxed at rates higher than the United States, including withholding taxes, U.S. state and local taxes, and non-deductible executive compensation under IRC Section 162(m). These charges were partially offset by tax benefits associated with the net impact of GILTI and FDII.

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. We are currently evaluating the potential impact on our consolidated financial statements and related disclosures.
13. Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts and interest rate swaps, for the purposes of managing foreign currency exchange rate risk and interest rate risk on expected future cash flows.
The Company’s hedged interest rate transactions as of June 30, 2023 are expected to be recognized within one year. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 19, “Fair Value Measurements,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income (expense) in the period measured.
As of June 30, 2023, the Company had outstanding foreign currency forward exchange contracts for the sale of $172 million and the purchase of $98 million of foreign currencies at fixed rates that will be settled by September 2023.
As of June 30, 2023, the Company had outstanding $500 million in a pay-fixed receive-variable interest rate swap with $5 million of unrealized deferred gains in comprehensive income related to the interest rate swap. As of September 30, 2022, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $13 million of unrealized deferred gains in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax losses of $6 million and unrealized pre-tax losses of $1 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the nine months ended June 30, 2023. The Company recorded realized pre-tax gains of $6 million and unrealized pre-tax gains of $3 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other income for the nine months ended June 30, 2022.
The pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the nine months ended June 30, 2023 were $11 million. The pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the nine months ended June 30, 2022 were $34 million.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$1	$—
Interest Rate Swap	7	2
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	(2)	—
Other Noncurrent Assets:
Interest Rate Swap	—	16
______________________________________
(a)Includes $6 million and $7 million of foreign currency forward exchange contracts in asset and liability positions, respectively, which net to $1 million of current assets and $2 million of current liabilities.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
June 30, 2023
Revenues	$1,282	$283	$(1)	$1,564
Operating income (loss)	207	50	(68)	189
Amortization of intangible assets	41	23	—	64
Depreciation of property, plant and equipment	13	—	9	22
OIBDA	261	73	(59)	275
June 30, 2022
Revenues	$1,189	$245	$(2)	$1,432
Operating income (loss)	166	33	(53)	146
Amortization of intangible assets	46	23	—	69
Depreciation of property, plant and equipment	12	1	5	18
OIBDA	224	57	(48)	233

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Nine Months Ended	(in millions)
June 30, 2023
Revenues	$3,664	$790	$(3)	$4,451
Operating income (loss)	641	151	(214)	578
Amortization of intangible assets	121	67	—	188
Depreciation of property, plant and equipment	39	2	24	65
OIBDA	801	220	(190)	831
June 30, 2022
Revenues	$3,722	$704	$(4)	$4,422
Operating income (loss)	631	103	(183)	551
Amortization of intangible assets	133	65	—	198
Depreciation of property, plant and equipment	40	4	15	59
OIBDA	804	172	(168)	808
15. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $29 million and $21 million during the three months ended June 30, 2023 and 2022, respectively, and approximately $104 million and $78 million during the nine months ended June 30, 2023 and 2022, respectively. The Company paid approximately $49 million and $38 million of income and withholding taxes, net of refunds, for the three months ended June 30, 2023 and 2022, respectively, and approximately $166 million and $104 million of income and withholding taxes, net of refunds, for the nine months ended June 30, 2023 and 2022, respectively.
Gain on Divestiture
During the nine months ended June 30, 2023, the Company sold its interest in certain sound recording rights and recorded a pre-tax gain of $41 million which was recorded as a net gain on divestiture in the accompanying condensed consolidated statement of operations.

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
On May 10, 2023, the Company’s board of directors declared a cash dividend of $0.16 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on June 1, 2023. The Company paid an aggregate of approximately $84 million and $251 million, or $0.16 and $0.48 per share, in cash dividends to stockholders and participating security holders for the three and nine months ended June 30, 2023, respectively.
Noncash Investment Activity
Noncash investing activities was approximately $125 million related to the acquisition of music publishing rights and music catalogs, net during the nine months ended June 30, 2022.
16. Fair Value Measurements
The following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2023 and September 30, 2022.

	Fair Value Measurements as of June 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$1	$—	$1
Interest Rate Swap (d)	—	7	—	7
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(2)	—	(2)
Other Noncurrent Assets:
Equity Investments with Readily Determinable Fair Value (c)	14	—	—	14
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(1)	(1)

	Fair Value Measurements as of September 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Interest Rate Swap (d)	$—	$2	$—	$2
Other Noncurrent Assets:
Interest Rate Swap (d)	—	16	—	16
Equity Investment with Readily Determinable Fair Value (c)	36	—	—	36
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(1)	(1)
______________________________________
(a)The fair value of foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

(b)This represents contingent consideration related to acquisitions. This is based on a probability weighted performance approach and it is adjusted to fair value on a recurring basis and any adjustments are typically included as a component of operating income in the condensed consolidated statements of operations. This amount was primarily calculated using unobservable inputs such as future earnings performance of the acquiree and the expected timing of payments.
(c)These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, Investments—Equity Securities, based on quoted prices in active markets.
(d)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of June 30, 2023 for contracts involving the same attributes and maturity dates.
The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2022	$(1)
Additions	—
Reductions	—
Payments	—
Balance at June 30, 2023	$(1)
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three and nine months ended June 30, 2023 and 2022. In addition, there were no observable price changes events that were completed during the three and nine months ended June 30, 2023 and 2022.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2023, the fair value of the Company’s debt was $3.596 billion. Based on the level of interest rates prevailing at September 30, 2022, the fair value of the Company’s debt was $3.181 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (the “Quarterly Report”).
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
•Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2023 and June 30, 2022. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2023 and June 30, 2022, as well as a discussion of our financial condition and liquidity as of June 30, 2023. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
Prior to the start of the 2023 fiscal year, the Company maintained a 52-53 week fiscal year ending on the last Friday in each reporting period. Starting with the 2023 fiscal year, the Company transitioned to a reporting calendar in which the reporting periods end on the last day of the calendar quarter. The fiscal year ended September 30, 2022 included 53 weeks, with the additional week falling in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the nine months ended June 30, 2022 reflect 40 weeks, or 280 days, compared to 273 days for the nine months ended June 30, 2023. For the nine months ended June 30, 2022, the revenue benefit of the additional week was approximately $73 million, primarily reflected in Recorded Music streaming revenue.
Restructuring
In March 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. Under the Restructuring Plan, the Company expects to reduce headcount by approximately 270 people, or approximately 4% of the Company’s overall headcount. The Company expects to incur total non-recurring restructuring charges of approximately $41 million for severance costs, all of which is expected to be paid in cash. The Restructuring Plan is substantially complete as of June 30, 2023, with related cash expenditures expected by the end of fiscal 2024.
The Company expects the headcount reductions to generate pre-tax cost savings of approximately $19 million in fiscal year 2023 and $48 million on an annualized run-rate basis in fiscal year 2024. The Company anticipates investing a portion of the cost savings from the headcount reductions in an amount to be determined for targeted hires, to add new skill sets and for other initiatives intended to position the Company for long-term growth.
There were no restructuring costs incurred in the three months ended June 30, 2023. Total restructuring costs were $41 million for the nine months ended June 30, 2023, consisting of severance costs. All restructuring costs were recorded in the Recorded Music segment. During the nine months ended June 30, 2023, in connection with the Restructuring Plan, the Company recognized $2 million of non-cash stock-based compensation related to the accelerated vesting of certain RSUs.
Executive Transition Costs
During the three and nine months ended June 30, 2023, the Company incurred costs associated with the departure of our Chief Executive Officer which occurred in January 2023 and our Chief Financial Officer which is expected to occur by the end of calendar 2023 (the “Executive Transition Costs”). For the three and nine months ended June 30, 2023, the Executive Transition Costs were approximately $1 million and $4 million, respectively, which consisted of severance for our previous CEO and our departing CFO. Such costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
The aforementioned departures of our CEO and CFO resulted in the recognition of $1 million and $13 million of non-cash stock-based compensation expense for the three and nine months ended June 30, 2023, respectively, for RSUs and common stock as there is no remaining service required for vesting. Such costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Revenue by Type
Digital	$846	$801	$45	6%
Physical	126	123	3	2%
Total Digital and Physical	972	924	48	5%
Artist services and expanded-rights	218	190	28	15%
Licensing	92	75	17	23%
Total Recorded Music	1,282	1,189	93	8%
Performance	40	45	(5)	-11%
Digital	182	144	38	26%
Mechanical	16	10	6	60%
Synchronization	41	41	—	—%
Other	4	5	(1)	-20%
Total Music Publishing	283	245	38	16%
Intersegment eliminations	(1)	(2)	1	-50%
Total Revenues	$1,564	$1,432	$132	9%
Revenue by Geographical Location
U.S. Recorded Music	$557	$515	$42	8%
U.S. Music Publishing	147	137	10	7%
Total U.S.	704	652	52	8%
International Recorded Music	725	674	51	8%
International Music Publishing	136	108	28	26%
Total International	861	782	79	10%
Intersegment eliminations	(1)	(2)	1	-50%
Total Revenues	$1,564	$1,432	$132	9%
Total Revenues
Total revenues increased by $132 million, or 9%, to $1,564 million for the three months ended June 30, 2023 from $1,432 million for the three months ended June 30, 2022. The increase includes $9 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 82% and 18% of total revenue for the three months ended June 30, 2023, respectively, and 83% and 17% of total revenue for the three months ended June 30, 2022, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 45% and 55% of total revenues for each of the three months ended June 30, 2023 and June 30, 2022, respectively.
Total digital revenues after intersegment eliminations increased by $83 million, or 9%, to $1,027 million for the three months ended June 30, 2023 from $944 million for the three months ended June 30, 2022. Total streaming revenue increased 10% driven by growth across Recorded Music and Music Publishing. The growth in Music Publishing includes a benefit in the quarter and the prior-year quarter of $7 million and $17 million, respectively, resulting from a ruling by the Copyright Royalty Board in Phonorecords III upholding higher percentage revenue of U.S. mechanical royalty rates (the “CRB Rate Benefit”). Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2023 were composed of U.S. revenues of $506 million and international revenues of $522 million, or 49% and 51% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2022 were composed of U.S. revenues of $486 million and international revenues of $459 million, or 51% and 49% of total digital revenues, respectively.

Recorded Music revenues increased by $93 million to $1,282 million for the three months ended June 30, 2023 from $1,189 million for the three months ended June 30, 2022. The increase included $9 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $557 million and $515 million, or 43% of consolidated Recorded Music revenues for each of the three months ended June 30, 2023 and June 30, 2022, respectively. International Recorded Music revenues were $725 million and $674 million, or 57% of consolidated Recorded Music revenues for each of the three months ended June 30, 2023 and June 30, 2022, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights, licensing and physical revenues. Digital revenue increased by $45 million, which included an unfavorable impact of foreign currency exchange rates of $9 million. Revenue from streaming services increased by $49 million, or 6%, to $822 million for the three months ended June 30, 2023 from $773 million for the three months ended June 30, 2022 and was impacted by unfavorable foreign currency exchange rates of $7 million, or 1%. Growth in streaming revenue increased due to a stronger release schedule and growth in ad-supported revenue recovered due to moderation in a market-related slowdown. The quarter included success from Ed Sheeran, PinkPantheress, Bailey Zimmerman and Dua Lipa. Download and other digital revenues decreased by $4 million, or 14%, to $24 million for the three months ended June 30, 2023 from $28 million for the three months ended June 30, 2022 due to the continued shift to streaming services. Artist services and expanded-rights revenue increased by $28 million due to higher concert promotion and merchandising revenue and a favorable impact of foreign currency exchange rates of $1 million. Licensing revenue increased by $17 million, with growth across synchronization, broadcast fees and other licensing revenue, partially offset by an unfavorable impact of foreign currency exchange rates of $1 million. Physical revenue increased by $3 million primarily due to stronger performance in the United States.
Music Publishing revenues increased by $38 million, or 16%, to $283 million for the three months ended June 30, 2023 from $245 million for the three months ended June 30, 2022. U.S. Music Publishing revenues were $147 million and $137 million, or 52% and 56% of consolidated Music Publishing revenues, for the three months ended June 30, 2023 and June 30, 2022, respectively. International Music Publishing revenues were $136 million and $108 million, or 48% and 44% of consolidated Music Publishing revenues, for the three months ended June 30, 2023 and June 30, 2022, respectively.
The overall increase in Music Publishing revenue was driven by increases in digital revenue of $38 million, or 26%, and mechanical revenue of $6 million, partially offset by decreases in performance revenue of $5 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services, the impact of digital deal renewals and a revenue true-up of $9 million, partially offset by a $10 million quarter-over-quarter decrease in the impact of the CRB Rate Benefit and an unfavorable impact of foreign currency exchange rates of $1 million. Revenue from streaming services grew by $38 million, or 27%, to $178 million for the three months ended June 30, 2023 from $140 million for the three months ended June 30, 2022. Mechanical revenue increased from a higher share of physical sales and timing of distributions. Performance revenue decreased due to the timing of payments from collection societies and an unfavorable impact of foreign currency exchange rates of $1 million. Synchronization revenue remained flat primarily due to lower commercial licensing activity, offset by copyright infringement settlements.
Revenue by Geographical Location
U.S. revenue increased by $52 million, or 8%, to $704 million for the three months ended June 30, 2023 from $652 million for the three months ended June 30, 2022. U.S. Recorded Music revenue increased by $42 million, or 8%. The primary driver was the increase of U.S. Recorded Music artist services and expanded-rights revenue of $23 million primarily driven by higher merchandising revenue. U.S. Recorded Music licensing revenue increased by $8 million, primarily from synchronization revenue. Digital revenue increased by $7 million, or 2%, due to higher streaming revenue of $9 million, or 2%, partially offset by download and other digital decrease of $2 million. Growth in ad-supported revenue recovered due to moderation in a market-related slowdown. Increases are also attributable to higher U.S. Recorded Music physical revenue of $4 million due to the success of strong U.S. physical releases. U.S. Music Publishing revenue increased by $10 million, or 7%, to $147 million for the three months ended June 30, 2023 from $137 million for the three months ended June 30, 2022. This was primarily driven by an increase in U.S. Music Publishing digital revenue of $13 million due to the continued growth in streaming services and the impact of digital deal renewals, partially offset by a $10 million quarter-over-quarter decrease in the impact of the CRB Rate Benefit. U.S. Music Publishing streaming revenue increased by $14 million, or 16%. Mechanical and synchronization revenue each increased by $1 million. Performance revenue decreased by $6 million driven by the timing of payments from collection societies.

International revenue increased by $79 million to $861 million for the three months ended June 30, 2023 from $782 million for the three months ended June 30, 2022. Excluding the unfavorable impact of foreign currency exchange rates of $10 million, International revenue increased by $89 million, or 12%. International Recorded Music revenue increased by $51 million primarily due to increases in digital revenue of $38 million, licensing revenue of $9 million and artist services and expanded-rights revenue of $5 million, partially offset by a decrease in physical revenue of $1 million. International Recorded Music digital revenue increased due to a $40 million, or 10%, increase in streaming revenue which included an unfavorable impact of foreign currency exchange rates of $7 million. International Recorded Music licensing revenue increased by $9 million, primarily due to higher broadcast fees and other licensing revenue, partially offset by an unfavorable impact of foreign currency exchange rates. International Recorded Music artist services and expanded-rights revenue increased by $5 million due to higher concert promotion revenue and the favorable impact of foreign currency exchange rates of $1 million, partially offset by lower direct-to-consumer merchandising revenue at EMP. International Recorded Music physical revenue decreased by $1 million against higher sales in the prior-year quarter from the success of new releases in Asia. International Music Publishing revenue increased from the prior-year quarter by $28 million, or 26%, to $136 million for the three months ended June 30, 2023 from $108 million for the three months ended June 30, 2022. This was driven by the increase in digital revenue of $25 million, mechanical revenue of $5 million and performance revenue of $1 million, partially offset by a decrease in synchronization revenue of $1 million. International Music Publishing streaming revenue increased by $24 million, or 47%, which includes a revenue true-up of $9 million and download and other digital revenue increased by $1 million. Mechanical revenue increased from a higher share of physical sales and timing of distributions. Performance revenue increase was driven by continued growth from bars, restaurants, concerts and live events, partially offset by an unfavorable impact of foreign currency exchange rates. Lower synchronization revenue is primarily due to lower commercial licensing activity.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$530	$486	$44	9%
Product costs	320	280	40	14%
Total cost of revenues	$850	$766	$84	11%
Artist and repertoire costs increased by $44 million, to $530 million for the three months ended June 30, 2023 from $486 million for the three months ended June 30, 2022. Artist and repertoire costs as a percentage of revenue remained constant at 34% for each of the three months ended June 30, 2023 and June 30, 2022 due to the favorable impact of foreign currency exchange rates, offset by revenue mix.
Product costs increased by $40 million, to $320 million for the three months ended June 30, 2023 from $280 million for the three months ended June 30, 2022. Product costs as a percentage of revenue remained constant at 20% for each of the three months ended June 30, 2023 and June 30, 2022.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$244	$225	$19	8%
Selling and marketing expense	185	198	(13)	-7%
Distribution expense	32	28	4	14%
Total selling, general and administrative expense	$461	$451	$10	2%
______________________________________
(1)Includes depreciation expense of $22 million and $18 million for the three months ended June 30, 2023 and June 30, 2022, respectively.
Total selling, general and administrative expense increased by $10 million, or 2%, to $461 million for the three months ended June 30, 2023 from $451 million for the three months ended June 30, 2022. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 29% for the three months ended June 30, 2023 from 31% for the three months ended June 30, 2022.

General and administrative expense increased by $19 million to $244 million for the three months ended June 30, 2023 from $225 million for the three months ended June 30, 2022. The increase in general and administrative expense was mainly due to increased employee related costs, net of savings from the Restructuring Plan, which includes incremental overhead in technology and higher non-cash stock-based compensation and other related expenses of $2 million, the $10 million impact of the mark-to-market adjustment of an earn-out liability in the prior-year quarter related to an acquisition and higher depreciation, partially offset by lower professional services and severance expenses. Expressed as a percentage of revenue, general and administrative expense remained constant at 16% for each of the three months ended June 30, 2023 and June 30, 2022.
Selling and marketing expense decreased by $13 million, or 7%, to $185 million for the three months ended June 30, 2023 from $198 million for the three months ended June 30, 2022 primarily due to lower variable marketing spend and savings from the Restructuring Plan. Expressed as a percentage of revenue, selling and marketing expense decreased to 12% for the three months ended June 30, 2023 from 14% for the three months ended June 30, 2022.
Distribution expense was $32 million for the three months ended June 30, 2023 and $28 million for the three months ended June 30, 2022. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the three months ended June 30, 2023 and June 30, 2022.
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

	For the Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$122	$124	$(2)	-2%
Income attributable to noncontrolling interest	2	1	1	100%
Net income	124	125	(1)	-1%
Income tax expense	43	39	4	10%
Income before income taxes	167	164	3	2%
Other income	(20)	(50)	30	-60%
Interest expense, net	38	32	6	19%
Loss on extinguishment of debt	4	—	4	—%
Operating income	189	146	43	29%
Amortization expense	64	69	(5)	-7%
Depreciation expense	22	18	4	22%
OIBDA	$275	$233	$42	18%
OIBDA
OIBDA increased by $42 million to $275 million for the three months ended June 30, 2023 as compared to $233 million for the three months ended June 30, 2022 as a result of higher revenues offset by higher cost of revenues and selling, general and administrative expense. Expressed as a percentage of total revenue, OIBDA margin increased to 18% for the three months ended June 30, 2023 from 16% for the three months ended June 30, 2022 primarily due to strong operating performance, lower variable marketing spend, savings from the Restructuring Plan and the favorable impact of foreign currency exchange rates, partially offset by revenue mix, incremental overhead in technology and the $10 million impact of the mark-to-market adjustment of an earn-out liability in the prior-year quarter related to an acquisition.
Depreciation expense
Our depreciation expense increased by $4 million to $22 million for the three months ended June 30, 2023 from $18 million for the three months ended June 30, 2022 primarily due to an increase in IT capital spend and assets being placed into service.
Amortization expense
Our amortization expense decreased by $5 million, or 7%, to $64 million for the three months ended June 30, 2023 from $69 million for the three months ended June 30, 2022. The decrease is primarily due to certain intangible assets becoming fully amortized.

Operating income
Our operating income increased by $43 million to $189 million for the three months ended June 30, 2023 from $146 million for the three months ended June 30, 2022. The increase in operating income was due to the factors that led to the increase in OIBDA and lower amortization, partially offset by higher depreciation as noted above.
Loss on extinguishment of debt
We recorded a loss on extinguishment of debt in the amount of $4 million for the three months ended June 30, 2023 which represents the remaining unamortized discount and deferred financing costs in connection with the redemption of Senior Term Loan Facility Tranche H loans. There was no loss on extinguishment of debt for the three months ended June 30, 2022.
Interest expense, net
Our interest expense, net, increased to $38 million for the three months ended June 30, 2023 from $32 million for the three months ended June 30, 2022 due to a higher principal balance from the issuance of the incremental Senior Term Loan Facility and higher interest rates on variable rate debt, partially offset by interest income.
Other income
Other income for the three months ended June 30, 2023 primarily includes foreign currency gains on our Euro-denominated debt of $2 million, currency exchange gains on the Company’s intercompany loans of $11 million and aggregate realized and unrealized gains of $5 million on the mark-to-market of equity investments. This compares to foreign currency gains on our Euro-denominated debt of $46 million and currency exchange gains on the Company’s intercompany loans of $5 million for the three months ended June 30, 2022.
Income tax expense

Our income tax expense increased by $4 million to $43 million for the three months ended June 30, 2023 from $39 million for the three months ended June 30, 2022. The increase of $4 million in income tax expense is primarily due to the impact of higher foreign withholding taxes, an increase in unrecognized tax benefit related to uncertain tax positions and an increase in non-deductible executive compensation under IRC Section 162(m) in the current-year quarter. These charges were partially offset by the benefit of R&D credits and release of U.S. state valuation allowance recognized in the current-year quarter.
Net income
Net income decreased by $1 million to $124 million for the three months ended June 30, 2023 from $125 million for the three months ended June 30, 2022 as a result of the factors described above.
Noncontrolling interest
There was $2 million of income attributable to noncontrolling interest for the three months ended June 30, 2023 and $1 million of income attributable to noncontrolling interest for the three months ended June 30, 2022.

Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Recorded Music
Revenues	$1,282	$1,189	$93	8%
Operating income	207	166	41	25%
OIBDA	261	224	37	17%
Music Publishing
Revenues	283	245	38	16%
Operating income	50	33	17	52%
OIBDA	73	57	16	28%
Corporate expenses and eliminations
Revenue eliminations	(1)	(2)	1	-50%
Operating loss	(68)	(53)	(15)	28%
OIBDA loss	(59)	(48)	(11)	23%
Total
Revenues	1,564	1,432	132	9%
Operating income	189	146	43	29%
OIBDA	275	233	42	18%
Recorded Music
Revenues
Recorded Music revenue increased by $93 million to $1,282 million for the three months ended June 30, 2023 from $1,189 million for the three months ended June 30, 2022. U.S. Recorded Music revenues were $557 million and $515 million, or 43% of consolidated Recorded Music revenues, for each of the three months ended June 30, 2023 and June 30, 2022, respectively. International Recorded Music revenues were $725 million and $674 million, or 57% of consolidated Recorded Music revenues, for each of the three months ended June 30, 2023 and June 30, 2022, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights, licensing and physical revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$349	$326	$23	7%
Product costs	320	280	40	14%
Total cost of revenues	$669	$606	$63	10%
Recorded Music cost of revenues increased by $63 million, or 10%, to $669 million for the three months ended June 30, 2023 from $606 million for the three months ended June 30, 2022. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 27% for each of the three months ended June 30, 2023 and June 30, 2022, due to the favorable impact of foreign currency exchange rates, offset by revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 25% for the three months ended June 30, 2023 from 24% for the three months ended June 30, 2022. The overall increase as a percentage of revenue primarily relates to revenue mix due to higher artist services and expanded-rights and third-party distributed label revenue.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$152	$149	$3	2%
Selling and marketing expense	181	194	(13)	-7%
Distribution expense	32	28	4	14%
Total selling, general and administrative expense	$365	$371	$(6)	-2%
______________________________________
(1)Includes depreciation expense of $13 million and $12 million for the three months ended June 30, 2023 and June 30, 2022, respectively.
Recorded Music selling, general and administrative expense decreased by $6 million, or 2%, to $365 million for the three months ended June 30, 2023 from $371 million for the three months ended June 30, 2022. The increase in general and administrative expense was mainly due to increased employee related costs, net of savings from the Restructuring Plan, and the $10 million impact of the mark-to-market adjustment of an earn-out liability in the prior-year quarter related to an acquisition, partially offset by the favorable movements in foreign currency exchanges rates of $4 million, lower severance and professional services expenses. The decrease in selling and marketing expense was primarily due to lower variable marketing spend and savings from the Restructuring Plan. The increase in distribution expense was primarily due to higher artist services and expanded- rights revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 28% for the three months ended June 30, 2023 from 31% for the three months ended June 30, 2022.
Operating Income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Operating income	$207	$166	$41	25%
Depreciation and amortization	54	58	(4)	-7%
OIBDA	$261	$224	$37	17%
Recorded Music operating income increased by $41 million to $207 million for the three months ended June 30, 2023 from $166 million for the three months ended June 30, 2022 as a result of higher revenues, lower selling, general and administrative expense and a decrease in amortizable intangible assets, partially offset by higher cost of revenue.
Recorded Music OIBDA increased by $37 million to $261 million for the three months ended June 30, 2023 from $224 million for the three months ended June 30, 2022 due to the factors that led to the increase in Recorded Music operating income noted above. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin increased to 20% for the three months ended June 30, 2023 from 19% for the three months ended June 30, 2022 primarily due to stronger operating performance, lower variable marketing spend, savings from the Restructuring Plan and the favorable impact of foreign currency exchange rates, partially offset by revenue mix resulting from higher artist services and expanded-rights and third-party distributed label revenue and the $10 million impact of the mark-to-market adjustment of an earn-out liability in the prior-year quarter related to an acquisition.
Music Publishing
Revenues
Music Publishing revenues increased by $38 million, or 16%, to $283 million for the three months ended June 30, 2023 from $245 million for the three months ended June 30, 2022. U.S. Music Publishing revenues were $147 million and $137 million, or 52% and 56% of consolidated Music Publishing revenues, for the three months ended June 30, 2023 and June 30, 2022, respectively. International Music Publishing revenues were $136 million and $108 million, or 48% and 44% of consolidated Music Publishing revenues, for the three months ended June 30, 2023 and June 30, 2022, respectively.
The overall increase in Music Publishing revenue was driven by growth in digital and mechanical revenues, partially offset by lower performance revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$182	$162	$20	12%
Total cost of revenues	$182	$162	$20	12%
Music Publishing cost of revenues increased by $20 million, or 12%, to $182 million for the three months ended June 30, 2023 from $162 million for the three months ended June 30, 2022. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 64% for the three months ended June 30, 2023 from 66% for the three months ended June 30, 2022, primarily due to the favorable impact of foreign currency exchange rates, partially offset by revenue mix.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$27	$27	$—	—%
Selling and marketing expense	1	—	1	—%
Total selling, general and administrative expense	$28	$27	$1	4%
______________________________________
(1)Includes no depreciation expense for the three months ended June 30, 2023 and $1 million of depreciation expense for the three months ended June 30, 2022.
Music Publishing selling, general and administrative expense increased by $1 million, or 4%, to $28 million for the three months ended June 30, 2023 from $27 million for the three months ended June 30, 2022. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 10% for the three months ended June 30, 2023 from 11% for the three months ended June 30, 2022.
Operating Income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Operating income	$50	$33	$17	52%
Depreciation and amortization	23	24	(1)	-4%
OIBDA	$73	$57	$16	28%
Music Publishing operating income increased by $17 million to $50 million for the three months ended June 30, 2023 from $33 million for the three months ended June 30, 2022, as a result of higher revenue, partially offset by higher cost of revenue.
Music Publishing OIBDA increased by $16 million, or 28%, to $73 million for the three months ended June 30, 2023 from $57 million for the three months ended June 30, 2022 largely due to the factors that led to the increase in Music Publishing operating income noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin increased to 26% for the three months ended June 30, 2023 from 23% for the three months ended June 30, 2022 primarily due to strong operating performance and the favorable impact of foreign currency exchange rates, partially offset by revenue mix.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $15 million for the three months ended June 30, 2023 to $68 million from $53 million for the three months ended June 30, 2022, primarily due to higher employee related costs including incremental overhead in technology, higher non-cash stock-based compensation and other related expenses of $1 million, the Executive Transition Costs of $1 million and an increase in depreciation.

Our OIBDA loss from corporate expenses and eliminations increased by $11 million for the three months ended June 30, 2023 to $59 million from $48 million for the three months ended June 30, 2022, primarily due to the operating loss factors noted above.

RESULTS OF OPERATIONS
Nine Months Ended June 30, 2023 Compared with Nine Months Ended June 30, 2022
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Revenue by Type
Digital	$2,445	$2,475	$(30)	-1%
Physical	377	440	(63)	-14%
Total Digital and Physical	2,822	2,915	(93)	-3%
Artist services and expanded-rights	555	563	(8)	-1%
Licensing	287	244	43	18%
Total Recorded Music	3,664	3,722	(58)	-2%
Performance	130	119	11	9%
Digital	477	404	73	18%
Mechanical	46	37	9	24%
Synchronization	126	133	(7)	-5%
Other	11	11	—	—%
Total Music Publishing	790	704	86	12%
Intersegment eliminations	(3)	(4)	1	-25%
Total Revenues	$4,451	$4,422	$29	1%
Revenue by Geographical Location
U.S. Recorded Music	$1,618	$1,641	$(23)	-1%
U.S. Music Publishing	415	369	46	12%
Total U.S.	2,033	2,010	23	1%
International Recorded Music	2,046	2,081	(35)	-2%
International Music Publishing	375	335	40	12%
Total International	2,421	2,416	5	—%
Intersegment eliminations	(3)	(4)	1	-25%
Total Revenues	$4,451	$4,422	$29	1%
Total Revenues
Total revenues increased by $29 million, or 1%, to $4,451 million for the nine months ended June 30, 2023 from $4,422 million for the nine months ended June 30, 2022. The prior year included an additional week, primarily reflected in Recorded Music streaming revenue. The increase included $131 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 82% and 18% of total revenues for the nine months ended June 30, 2023, respectively, and 84% and 16% of total revenues for the nine months ended June 30, 2022, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 46% and 54% for the nine months ended June 30, 2023, respectively, and 45% and 55% for the nine months ended June 30, 2022, respectively.
Total digital revenues after intersegment eliminations increased by $44 million, or 2%, to $2,921 million for the nine months ended June 30, 2023 from $2,877 million for the nine months ended June 30, 2022. Total streaming revenue increased 2% with growth in Music Publishing of 19%, partially offset by a decline in Recorded Music streaming revenue of $10 million which included $62 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2023 were composed of U.S. revenues of $1,463 million and international revenues of $1,459 million, or 50% of total digital revenues for each of U.S. and international revenues. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2022 were composed of U.S. revenues of $1,457 million and international revenues of $1,422 million, or 51% and 49% of total digital revenues, respectively.

Recorded Music revenues decreased by $58 million, or 2%, to $3,664 million for the nine months ended June 30, 2023 from $3,722 million for the nine months ended June 30, 2022. The decrease includes $115 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $1,618 million and $1,641 million, or 44% of consolidated Recorded Music revenues, for each of the nine months ended June 30, 2023 and June 30, 2022, respectively. International Recorded Music revenues were $2,046 million and $2,081 million, or 56% of consolidated Recorded Music revenues, for each the nine months ended June 30, 2023 and June 30, 2022, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in physical, digital and artist services and expanded-rights revenues, partially offset by an increase in licensing revenue. Physical revenue decreased by $63 million, or 14%, driven by an unfavorable impact of foreign currency exchange rates of $19 million and a lighter release schedule. Digital revenue decreased by $30 million, or 1%, which includes an unfavorable impact of foreign currency exchange rates of $66 million. Revenue from streaming services decreased by $10 million to $2,375 million for the nine months ended June 30, 2023 from $2,385 million for the nine months ended June 30, 2022 and was impacted by unfavorable foreign currency exchange rates of $62 million, or 3%. Streaming revenue reflects a lighter release schedule and the impact of the additional week in the prior year, as well as the market-related slowdown in ad-supported revenue. The current year included success from Ed Sheeran, Dua Lipa, Zach Bryan and Bailey Zimmerman. Download and other digital revenues decreased by $20 million, or 22%, to $70 million for the nine months ended June 30, 2023 from $90 million for the nine months ended June 30, 2022 due to the continued shift to streaming services. Artist services and expanded-rights revenue decreased by $8 million due to an unfavorable impact of foreign currency exchange rates of $20 million, lower merchandising revenue, primarily direct-to-consumer merchandising revenue at EMP, and lower advertising revenue, partially offset by higher concert promotion. Licensing revenue increased by $43 million, which includes a licensing settlement and growth in brand income, synchronization and broadcast fees revenue, partially offset by an unfavorable impact of foreign currency exchange rates of $10 million.
Music Publishing revenues increased by $86 million, or 12%, to $790 million for the nine months ended June 30, 2023 from $704 million for the nine months ended June 30, 2022. U.S. Music Publishing revenues were $415 million and $369 million, or 53% and 52% of consolidated Music Publishing revenues, for the nine months ended June 30, 2023 and June 30, 2022, respectively. International Music Publishing revenues were $375 million and $335 million, or 47% and 48% of Music Publishing revenues, for the nine months ended June 30, 2023 and June 30, 2022, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $73 million, or 18%, performance revenue of $11 million and mechanical revenue of $9 million, partially offset by a decrease in synchronization revenue of $7 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services, the impact of digital deal renewals and a revenue true-up of $9 million, partially offset by a $10 million quarter-over-quarter decrease in the impact of the CRB Rate Benefit and an unfavorable impact of foreign currency exchange rates of $8 million. Revenue from streaming services grew by $75 million, or 19%, to $466 million for the nine months ended June 30, 2023 from $391 million for the nine months ended June 30, 2022. Performance revenue increased primarily due to continued recovery from COVID disruption, partially offset by an unfavorable impact of foreign currency exchange rates of $5 million. Mechanical revenue increased from a higher share of physical sales and timing of distributions, partially offset by an unfavorable impact of foreign currency exchange rates of $1 million. The decrease in synchronization revenue is attributable to lower commercial licensing activity and an unfavorable impact of foreign currency exchange rates of $3 million, partially offset by copyright infringement settlements.
Revenue by Geographical Location
U.S. revenue increased by $23 million, or 1%, to $2,033 million for the nine months ended June 30, 2023 from $2,010 million for the nine months ended June 30, 2022. U.S. Recorded Music revenue decreased by $23 million, or 1%. The primary driver was the decrease of U.S. Recorded Music digital revenue of $40 million, or 3%. U.S. Recorded Music streaming revenue decreased by $32 million, or 3%, as a result of a lighter release schedule and the impact of the additional week in the prior year, as well as a market-related slowdown in ad-supported revenue. Download and other digital revenues decreased by $8 million. Decreases are also attributable to lower U.S. Recorded Music physical revenue of $13 million due to a lighter release schedule. The increase in licensing revenue of $23 million includes a licensing settlement and higher synchronization revenue. U.S. Recorded Music artist services and expanded-rights revenue increased by $7 million primarily driven by higher merchandising revenues. U.S. Music Publishing revenue increased by $46 million, or 12%, to $415 million for the nine months ended June 30, 2023 from $369 million for the nine months ended June 30, 2022. This was primarily driven by the increase in U.S. Music Publishing of $46 million in digital revenue due to the continued growth in streaming services and the impact of digital deal renewals, partially offset by a $10 million quarter-over-quarter decrease in the impact of the CRB Rate Benefit. U.S. Music Publishing streaming revenue increased by $46 million, or 20%. Performance revenue increased by $3 million driven by continued recovery from COVID disruption. Mechanical revenue increased by $2 million. The decrease in synchronization revenue of $6 million is due to lower commercial licensing activity, partially offset by copyright infringement settlements.

International revenue increased by $5 million to $2,421 million for the nine months ended June 30, 2023 from $2,416 million for the nine months ended June 30, 2022. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $137 million, or 6%. International Recorded Music revenue decreased by $35 million due to decreases in physical revenue of $50 million and artist services and expanded-rights revenue of $15 million, partially offset by increases in licensing revenue of $20 million and digital revenue of $10 million. International Recorded Music physical revenue decreased by $50 million, primarily driven by an unfavorable impact of foreign currency exchange rates and a lighter release schedule. International Recorded Music artist services and expanded-rights revenue decreased by $15 million due to the unfavorable impact of foreign currency exchange rates of $20 million and lower direct-to-consumer merchandising revenue at EMP, partially offset by higher concert promotion revenue. International Recorded Music digital revenue increased due to a $22 million, or 2%, increase in streaming revenue which includes unfavorable impact of foreign currency exchange rates of $62 million. Download and other digital revenues decreased by $12 million. International Recorded Music licensing revenue increased by $20 million, including growth in brand income and broadcast fees revenue, partially offset by the unfavorable impact of foreign currency exchange rates. International Music Publishing revenue increased by $40 million, or 12%, to $375 million for the nine months ended June 30, 2023 from $335 million for the nine months ended June 30, 2022. This was primarily driven by the increase in digital revenue of $27 million, performance revenue of $8 million and mechanical revenue of $7 million. International Music Publishing streaming revenue increased by $29 million, or 18%, which includes a revenue true-up of $9 million, partially offset by an unfavorable impact of foreign currency exchange rates of $7 million. Download and other digital revenue decreased by $2 million. Performance revenue increased driven by continued recovery from COVID disruption. Higher mechanical revenue is primarily driven by a higher share of physical sales and timing of distributions. Synchronization revenue decreased by $1 million primarily due to an unfavorable impact of foreign currency exchange rates, which offset higher television licensing activity.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$1,456	$1,427	$29	2%
Product costs	876	854	22	3%
Total cost of revenues	$2,332	$2,281	$51	2%
Artist and repertoire costs increased by $29 million, to $1,456 million for the nine months ended June 30, 2023 from $1,427 million for the nine months ended June 30, 2022. Artist and repertoire costs as a percentage of revenue increased to 33% for the nine months ended June 30, 2023 from 32% for the nine months ended June 30, 2022, primarily due to revenue mix and the timing of artist and repertoire investments, partially offset by the favorable impact of foreign currency exchange rates.
Product costs increased by $22 million, to $876 million for the nine months ended June 30, 2023 from $854 million for the nine months ended June 30, 2022. Product costs as a percentage of revenue increased to 20% for the nine months ended June 30, 2023 from 19% for the nine months ended June 30, 2022 due to revenue mix from higher third-party distributed label revenue.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$718	$696	$22	3%
Selling and marketing expense	545	601	(56)	-9%
Distribution expense	90	95	(5)	-5%
Total selling, general and administrative expense	$1,353	$1,392	$(39)	-3%
______________________________________
(1)Includes depreciation expense of $65 million and $59 million for the nine months ended June 30, 2023 and June 30, 2022, respectively.
Total selling, general and administrative expense decreased by $39 million, or 3%, to $1,353 million for the nine months ended June 30, 2023 from $1,392 million for the nine months ended June 30, 2022. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 30% for the nine months ended June 30, 2023 from 31% for the nine months ended June 30, 2022.

General and administrative expense increased by $22 million to $718 million for the nine months ended June 30, 2023 from $696 million for the nine months ended June 30, 2022. The increase in general and administrative expense was mainly due to higher employee related costs, net of savings from the Restructuring Plan, which includes non-cash stock-based compensation and other related expenses of $7 million, the Executive Transition Costs of $4 million, incremental overhead in technology, the $10 million impact of the mark-to-market adjustment of an earn-out liability in the prior year related to an acquisition, higher depreciation and expenses related to transformation initiatives, partially offset by higher acquisition transaction costs, the impact of the additional week in the prior year, lower severance costs and favorable movements in foreign currency exchange rates of $12 million. Expressed as a percentage of revenue, general and administrative expense remained constant at 16% for each of the nine months ended June 30, 2023 and June 30, 2022.
Selling and marketing expense decreased by $56 million, or 9%, to $545 million for the nine months ended June 30, 2023 from $601 million for the nine months ended June 30, 2022. Expressed as a percentage of revenue, selling and marketing expense decreased to 12% for the nine months ended June 30, 2023 from 14% for the nine months ended June 30, 2022 due to lower variable marketing spend and savings from the Restructuring Plan.
Distribution expense was $90 million for the nine months ended June 30, 2023 and $95 million for the nine months ended June 30, 2022. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the nine months ended June 30, 2023 and June 30, 2022.
Restructuring
For the nine months ended June 30, 2023, total restructuring costs were $41 million consisting of severance costs for the Restructuring Plan.
Net gain on divestiture
During the nine months ended June 30, 2023, the Company sold its interest in certain sound recording rights and recorded a pre-tax gain of $41 million, which was recorded as a net gain on divestiture in the accompanying condensed consolidated statement of operations.
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

	For the Nine Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$278	$403	$(125)	-31%
Income attributable to noncontrolling interest	7	2	5	—%
Net income	285	405	(120)	-30%
Income tax expense	112	148	(36)	-24%
Income before income taxes	397	553	(156)	-28%
Other expense (income)	72	(96)	168	—%
Interest expense, net	105	94	11	12%
Loss on extinguishment of debt	4	—	4	—%
Operating income	578	551	27	5%
Amortization expense	188	198	(10)	-5%
Depreciation expense	65	59	6	10%
OIBDA	$831	$808	$23	3%
OIBDA
OIBDA increased by $23 million to $831 million for the nine months ended June 30, 2023 as compared to $808 million for the nine months ended June 30, 2022 as a result of higher revenues, lower selling, general and administrative expense and the net gain on sale of the Company’s interest in certain sound recording rights, partially offset by the Restructuring Plan costs of $41 million and higher cost of revenues. Expressed as a percentage of total revenue, OIBDA margin increased to 19% for the nine months ended

June 30, 2023 from 18% for the nine months ended June 30, 2022 due to the net gain on sale of the Company's interest in certain sound recording rights, lower variable marketing spend and favorable impact of foreign currency exchange rates, partially offset by the Restructuring Plan costs, the $10 million impact of the mark-to-market adjustment of an earn-out liability in the prior year related to an acquisition and the impact of revenue mix.
Depreciation expense
Our depreciation expense increased by $6 million to $65 million for the nine months ended June 30, 2023 from $59 million for the nine months ended June 30, 2022. This increase is primarily due to an increase in IT capital spend and assets being placed into service.
Amortization expense
Our amortization expense decreased by $10 million, or 5%, to $188 million for the nine months ended June 30, 2023 from $198 million for the nine months ended June 30, 2022. The decrease is primarily due to certain intangible assets becoming fully amortized.
Operating income
Our operating income increased by $27 million to $578 million for the nine months ended June 30, 2023 from $551 million for the nine months ended June 30, 2022. The increase in operating income was due to the factors that led to the increase in OIBDA and lower amortization, partially offset by higher depreciation as noted above.
Loss on extinguishment of debt
We recorded a loss on extinguishment of debt in the amount of $4 million for the nine months ended June 30, 2023 which represents the remaining unamortized discount and deferred financing costs in connection with the redemption of Senior Term Loan Facility Tranche H loans. There was no loss on extinguishment of debt for the nine months ended June 30, 2022.
Interest expense, net
Our interest expense, net, increased to $105 million for the nine months ended June 30, 2023 from $94 million for the nine months ended June 30, 2022 due to a higher principal balance due to the issuance of the incremental Senior Term Loan Facility and higher interest rates, partially offset by interest income.
Other expense (income)
Other expense for the nine months ended June 30, 2023 primarily includes foreign currency losses on our Euro-denominated debt of $86 million, partially offset by currency exchange gains on the Company’s intercompany loans of $14 million. This compares to foreign currency gains on our Euro-denominated debt of $96 million, currency exchange gains on the Company’s intercompany loans of $23 million and unrealized gains on foreign currency forward exchange contracts of $9 million, partially offset by aggregate realized and unrealized losses of $37 million on the mark-to-market of equity investments for the nine months ended June 30, 2022.
Income tax expense

Our income tax expense decreased by $36 million to $112 million for the nine months ended June 30, 2023 from $148 million for the nine months ended June 30, 2022. The decrease of $36 million in income tax expense is primarily due to the impact of lower pre-tax income in the current year, benefit of R&D credits, and release of U.S. state valuation allowance recognized in the current year. These benefits were partially offset by an increase in unrecognized tax benefit related to uncertain tax positions and higher withholding taxes in the current year.
Net income
Net income decreased by $120 million to $285 million for the nine months ended June 30, 2023 from $405 million for the nine months ended June 30, 2022 as a result of the factors described above.
Noncontrolling interest
There was $7 million of income attributable to noncontrolling interest for the nine months ended June 30, 2023 and $2 million of income attributable to noncontrolling interest for the nine months ended June 30, 2022.

Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Nine Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Recorded Music
Revenues	$3,664	$3,722	$(58)	-2%
Operating income	641	631	10	2%
OIBDA	801	804	(3)	—%
Music Publishing
Revenues	790	704	86	12%
Operating income	151	103	48	47%
OIBDA	220	172	48	28%
Corporate expenses and eliminations
Revenue eliminations	(3)	(4)	1	-25%
Operating loss	(214)	(183)	(31)	17%
OIBDA loss	(190)	(168)	(22)	13%
Total
Revenues	4,451	4,422	29	1%
Operating income	578	551	27	5%
OIBDA	831	808	23	3%
Recorded Music
Revenues
Recorded Music revenue decreased by $58 million, or 2%, to $3,664 million for the nine months ended June 30, 2023 from $3,722 million for the nine months ended June 30, 2022. U.S. Recorded Music revenues were $1,618 million and $1,641 million, or 44% of consolidated Recorded Music revenues, for each of the nine months ended June 30, 2023 and June 30, 2022, respectively. International Recorded Music revenues were $2,046 million and $2,081 million, or 56% of consolidated Recorded Music revenues, for each of the nine months ended June 30, 2023 and June 30, 2022, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in physical, digital and artist services and expanded-rights revenues, partially offset by licensing revenue growth, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$969	$974	$(5)	-1%
Product costs	876	854	22	3%
Total cost of revenues	$1,845	$1,828	$17	1%
Recorded Music cost of revenues increased by $17 million, or 1%, to $1,845 million for the nine months ended June 30, 2023 from $1,828 million for the nine months ended June 30, 2022. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 26% for each of the nine months ended June 30, 2023 and June 30, 2022, due to the favorable impact of foreign currency exchange rates, offset by revenue mix and the timing of artist and repertoire investments. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 24% for the nine months ended June 30, 2023 from 23% for the nine months ended June 30, 2022. The overall increase as a percentage of revenue primarily relates to revenue mix due to higher third-party distributed label revenue.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$434	$446	$(12)	-3%
Selling and marketing expense	533	589	(56)	-10%
Distribution expense	90	95	(5)	-5%
Total selling, general and administrative expense	$1,057	$1,130	$(73)	-6%
______________________________________
(1)Includes depreciation expense of $39 million and $40 million for the nine months ended June 30, 2023 and June 30, 2022, respectively.
Recorded Music selling, general and administrative expense decreased by $73 million, or 6%, to $1,057 million for the nine months ended June 30, 2023 from $1,130 million for the nine months ended June 30, 2022. The decrease in general and administrative expense was primarily due to the favorable movements in foreign currency exchange rates of $15 million and lower severance costs, expenses related to acquisition transaction costs and employee related costs, including savings from the Restructuring Plan, partially offset by the $10 million impact of the mark-to-market adjustment of an earn-out liability in the prior year related to an acquisition. The decrease in selling and marketing expense was primarily due to lower variable marketing spend and savings from the Restructuring Plan. The decrease in distribution expense was primarily due to lower physical and artist services and expanded-rights revenue, partially offset by rising costs. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 29% for the nine months ended June 30, 2023 from 30% for the nine months ended June 30, 2022.
Restructuring
For the nine months ended June 30, 2023, total restructuring costs were $41 million consisting of severance costs for the Restructuring Plan.
Net gain on divestiture
During the nine months ended June 30, 2023, the Company sold its interest in certain sound recording rights and recorded a pre-tax gain of $41 million, which was recorded as a net gain on divestiture in the accompanying condensed consolidated statement of operations.
Operating Income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Nine Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Operating income	$641	$631	$10	2%
Depreciation and amortization	160	173	(13)	-8%
OIBDA	$801	$804	$(3)	—%
Recorded Music operating income increased by $10 million to $641 million for the nine months ended June 30, 2023 from $631 million for the nine months ended June 30, 2022 as a result of lower selling, general and administrative expense, the net gain on sale of the Company’s interest in certain sound recording rights and a decrease in amortization due to certain intangible assets becoming fully amortized, partially offset by lower revenues, higher costs of revenue and the Restructuring Plan costs of $41 million.
Recorded Music OIBDA decreased by $3 million, to $801 million for the nine months ended June 30, 2023 from $804 million for the nine months ended June 30, 2022 due to the factors that led to the increase in Recorded Music operating income noted above, offset by lower depreciation and amortization. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin remained constant at 22% for each of the nine months ended June 30, 2023 and June 30, 2022 due to the net gain on sale of the Company’s interest in certain sound recording rights, lower variable marketing spend and favorable impact of foreign currency exchange rates, partially offset by the Restructuring Plan costs and the $10 million impact of the mark-to-market adjustment of an earn-out liability in the prior year related to an acquisition and the impact of revenue mix.

Music Publishing
Revenues
Music Publishing revenues increased by $86 million, or 12%, to $790 million for the nine months ended June 30, 2023 from $704 million for the nine months ended June 30, 2022. U.S. Music Publishing revenues were $415 million and $369 million, or 53% and 52% of consolidated Music Publishing revenues, for the nine months ended June 30, 2023 and June 30, 2022, respectively. International Music Publishing revenues were $375 million and $335 million, or 47% and 48% of consolidated Music Publishing revenues, for the nine months ended June 30, 2023 and June 30, 2022, respectively.
The overall increase in Music Publishing revenue was driven by growth in digital, performance and mechanical revenue, partially offset by lower synchronization revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$491	$457	$34	7%
Total cost of revenues	$491	$457	$34	7%
Music Publishing cost of revenues increased by $34 million, or 7%, to $491 million for the nine months ended June 30, 2023 from $457 million for the nine months ended June 30, 2022. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 62% for the nine months ended June 30, 2023 from 65% for the nine months ended June 30, 2022, primarily attributable to the favorable impact of foreign currency exchange rates, partially offset by revenue mix.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$79	$78	$1	1%
Selling and marketing expense	2	1	1	100%
Total selling, general and administrative expense	$81	$79	$2	3%
______________________________________
(1)Includes depreciation expense of $2 million and $4 million for the nine months ended June 30, 2023 and June 30, 2022, respectively.
Music Publishing selling, general and administrative expense increased to $81 million for the nine months ended June 30, 2023 from $79 million for the nine months ended June 30, 2022. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 10% for the nine months ended June 30, 2023 from 11% for the nine months ended June 30, 2022.

Operating Income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Nine Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Operating income	$151	$103	$48	47%
Depreciation and amortization	69	69	—	—%
OIBDA	$220	$172	$48	28%
Music Publishing operating income increased by $48 million to $151 million for the nine months ended June 30, 2023 from $103 million for the nine months ended June 30, 2022 as a result of higher revenues, partially offset by higher cost of revenues and selling, general and administrative expense.
Music Publishing OIBDA increased by $48 million, or 28%, to $220 million for the nine months ended June 30, 2023 from $172 million for the nine months ended June 30, 2022 largely due to the factors that led to the increase in Music Publishing operating income noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin increased to 28% for the nine months ended June 30, 2023 from 24% for the nine months ended June 30, 2022 due to strong operating performance and the favorable impact of foreign currency exchange rates.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $31 million to $214 million for the nine months ended June 30, 2023 from $183 million for the nine months ended June 30, 2022, primarily due to higher employee related costs including non-cash stock-based compensation and other related expenses of $7 million, the Executive Transition Costs of $4 million and incremental overhead in technology, higher depreciation and expenses related to transformation initiatives, partially offset by the impact of the additional week in the prior year.
Our OIBDA loss from corporate expenses and eliminations increased by $22 million to $190 million for the nine months ended June 30, 2023 from $168 million for the nine months ended June 30, 2022 due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at June 30, 2023
At June 30, 2023, we had $3.988 billion of debt (which is net of $40 million of premiums, discounts and deferred financing costs), $600 million of cash and equivalents (net debt of $3.388 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $281 million of Warner Music Group Corp. equity. This compares to $3.732 billion of debt (which is net of $41 million of premiums, discounts and deferred financing costs), $584 million of cash and equivalents (net debt of $3.148 billion) and $152 million of Warner Music Group Corp. equity at September 30, 2022.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the nine months ended June 30, 2023 and June 30, 2022 are unaudited and have been derived from our condensed consolidated interim financial statements included elsewhere herein.

	Nine Months Ended June 30,
	2023	2022
Cash provided by (used in):
Operating activities	$349	$336
Investing activities	(104)	(763)
Financing activities	(233)	280
Operating Activities
Cash provided by operating activities was $349 million for the nine months ended June 30, 2023 as compared with cash provided by operating activities of $336 million for the nine months ended June 30, 2022. The $13 million increase in cash provided by operating activities was primarily due to timing of working capital partially offset by higher cash taxes due to lower available foreign tax credits to shield U.S. taxable income coupled with higher forecasted taxable income.
Investing Activities
Cash used in investing activities was $104 million for the nine months ended June 30, 2023 as compared with cash used in investing activities of $763 million for the nine months ended June 30, 2022. The $104 million of cash used in investing activities in the nine months ended June 30, 2023 consisted of $26 million relating to investments and acquisitions of businesses, $53 million to acquire music-related assets, and $89 million relating to capital expenditures, partially offset by $42 million of proceeds from divestitures and $22 million of proceeds from the sale of investments. The $763 million of cash used in investing activities in the nine months ended June 30, 2022 consisted of $499 million relating to investments and acquisitions of businesses, a portion of which was debt-financed, $178 million to acquire music-related assets, a portion of which was debt-financed, and $97 million relating to capital expenditures, partially offset by $11 million of proceeds from the sale of investments.
Financing Activities
Cash used in financing activities was $233 million for the nine months ended June 30, 2023 as compared with cash provided by financing activities of $280 million for the nine months ended June 30, 2022. The $233 million of cash used in financing activities for the nine months ended June 30, 2023 consisted of cash paid to settle deferred consideration related to prior year acquisitions of music publishing rights and music catalogs of $133 million, repayment of Senior Term Loan Facility Tranche H loans of $150 million, dividends paid of $251 million, deferred financing costs of $3 million and distributions to noncontrolling interest holders of $11 million, partially offset by proceeds from the Senior Term Loan Facility Tranche G loans of $149 million, proceeds from the Senior Term Loan Facility Tranche H loans of $147 million and proceeds from the Term Loan Mortgage of $19 million. The $280 million of cash provided by financing activities for the nine months ended June 30, 2022 consisted of proceeds from debt issuance of $535 million which was used to fund the acquisition of a business and music-related assets, partially offset by dividends paid of $235 million, taxes paid related to net share settlement of restricted stock units of $6 million, deferred financing costs of $5 million, cash paid to settle contingent consideration of $4 million and distributions to noncontrolling interest holders of $5 million.
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
We are continuing our financial transformation initiative, launched in August 2019, to upgrade our information technology and finance infrastructure, including related systems and processes, for which we currently expect upfront costs to be approximately $235 million, which includes capital expenditures of approximately $100 million. The timing of global deployment has been delayed as the size and scale of this global system implementation requires rigorous system testing and data validation to ensure go-live readiness. In April 2023, we successfully launched certain components of our new technology platform in select territories. The Company will continue to deploy our new technology platform to remaining territories in a wave-based approach with additional territories expected to implement during fiscal year 2023, fiscal year 2024 and into fiscal year 2025. Annualized run-rate savings from the financial transformation initiative are expected to be between approximately $35 million and $40 million once fully implemented. We expect that our primary sources of liquidity will be sufficient to fund these expenditures.
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BB+ in July 2021 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba2 in April 2023. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.1% as of June 30, 2023. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
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
Revolving Credit Agreement Amendment
On March 23, 2023, Acquisition Corp. entered into an amendment (the “Fourth Revolving Credit Agreement Amendment”) to the Revolving Credit Agreement among Acquisition Corp. and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Fourth Revolving Credit Agreement Amendment provides for the replacement of LIBOR-based rates with a SOFR-based rate and other rates for alternate currencies, such as EURIBOR and SONIA. We utilized the expedients set forth in ASC Topic 848, including those relating to derivative instruments used in hedging relationships. This transition does not result in a financial impact to our consolidated financial statements.

May 2023 Senior Term Loan Credit Agreement Amendment
On May 10, 2023, Acquisition Corp. entered into an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement among Acquisition Corp., the guarantors party thereto and Credit Suisse AG, as administrative agent. The Senior Term Loan Credit Agreement Amendment provides for the replacement of LIBOR-based rates with a SOFR-based rate. We utilized the expedients set forth in ASC Topic 848, including those relating to derivative instruments used in hedging relationships. This transition does not result in a financial impact to our consolidated financial statements.
June 2023 Senior Term Loan Credit Agreement Amendment
On June 30, 2023, Acquisition Corp. entered into an increase supplement (the “Third Increase Supplement”) to the Senior Term Loan Credit Agreement among Acquisition Corp., the guarantors party thereto, the lender party thereto and Credit Suisse AG, as administrative agent, pursuant to which Acquisition Corp. has borrowed additional Tranche G term loans in an amount equal to $150 million, the proceeds of which have been used to prepay the Tranche H term loans in full (see “Senior Term Loan Facility Amendment”), for an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of $1,295 million. The Company recorded a loss on extinguishment of debt of approximately $4 million for the three and nine months ended June 30, 2023, which represents the remaining unamortized discount and deferred financing costs of the Tranche H term loan.
Existing Debt as of June 30, 2023
As of June 30, 2023, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2028	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	354
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	485
3.000% Senior Secured Notes due 2031	800
Term Loan Mortgage	19
Total long-term debt, including the current portion	$4,028
Issuance premium less unamortized discount and unamortized deferred financing costs	(40)
Total long-term debt, including the current portion, net	$3,988
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility available at June 30, 2023, less letters of credit outstanding of approximately $4 million at June 30, 2023. There were no loans outstanding under the Revolving Credit Facility at June 30, 2023.
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
On May 10, 2023, the Company’s board of directors declared a cash dividend of $0.16 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on June 1, 2023. The Company paid an aggregate of approximately $84 million and $251 million, or $0.16 and

$0.48 per share, in cash dividends to stockholders and participating security holders for the three and nine months ended June 30, 2023, respectively.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of June 30, 2023.
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
The Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on EBITDA, which is defined under the Revolving Credit Agreement. Our ability to borrow funds under the Revolving Credit Facility may depend upon our ability to meet the leverage ratio test at the end of a fiscal quarter to the extent we have drawn a certain amount of revolving loans. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein. EBITDA as defined in the Revolving Credit Facility is based on Consolidated Net Income (as defined in the Revolving Credit Facility), both of which terms differ from the terms “EBITDA” and “net income” as they are commonly used. For example, the calculation of EBITDA under the Revolving Credit Facility, in addition to adjusting net income to exclude interest expense, income taxes and depreciation and amortization, also adjusts net income by excluding items or expenses such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from interest rate swap transactions or foreign currency forward exchange transactions; (4) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement); (5) transaction expenses; (6) equity-based compensation expense; and (7) certain extraordinary, unusual or non-recurring items. The definition of EBITDA under the Revolving Credit Facility also includes adjustments for the pro forma impact of certain projected cost savings, operating expense reductions and synergies and any quality of earnings analysis prepared by independent certified public accountants in connection with an acquisition, merger, consolidation or other investment. The Senior Term Loan Facility and the Secured Notes Indenture use financial measures called “Consolidated EBITDA” or “EBITDA” and “Consolidated Net Income” that have substantially the same definitions to EBITDA and Consolidated Net Income, each as defined under the Revolving Credit Agreement.
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
The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended June 30, 2023, for the twelve months ended June 30, 2022 and for the three months ended June 30, 2023 and June 30, 2022. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended June 30, 2023. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Net Income	$435	$435	$124	$125
Income tax expense	149	170	43	39
Interest expense, net	136	123	38	32
Depreciation and amortization	335	336	86	87
Loss on extinguishment of debt (a)	4	10	4	—
Net (gains) losses on divestitures and sale of securities (b)	(42)	9	—	—
Restructuring costs (c)	60	29	1	6
Net foreign exchange (gains) losses (d)	13	(148)	(12)	(55)
Transaction costs (e)	—	13	—	1
Business optimization expenses (f)	55	55	15	16
Non-cash stock-based compensation expense (g)	46	46	7	5
Other non-cash charges (h)	12	42	(5)	(4)
Pro forma impact of cost savings initiatives and specified transactions (i)	57	64	10	11
Adjusted EBITDA	$1,260	$1,184	$311	$263
Senior Secured Indebtedness (j)	$3,738
Leverage Ratio (k)	2.97x
______________________________________
(a)Reflects loss on extinguishment of debt, primarily including tender fees and unamortized deferred financing costs.
(b)Reflects net gains on sale of securities and divestitures.
(c)Reflects severance costs and other restructuring related expenses, including those related to the Restructuring Plan as well as the Executive Transition Costs in the twelve months ended June 30, 2023.
(d)Reflects unrealized (gains) losses due to foreign exchange on our Euro-denominated debt, losses (gains) from foreign currency forward exchange contracts and intercompany transactions.
(e)Reflects mainly transaction related costs and mark-to-market adjustments of an earn-out liability related to a transaction in 2021.
(f)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $12 million and $43 million related to our finance transformation and other related costs for the three and twelve months ended June 30, 2023, respectively, as well as $11 million and $41 million for the three and twelve months ended June 30, 2022, respectively.
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

(i)Reflects expected savings resulting from transformation initiatives, including the Restructuring Plan, and the pro forma impact of certain specified transactions for the three and twelve months ended June 30, 2023. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $15 million increase in the twelve months ended June 30, 2023 Adjusted EBITDA.
(j)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $3.988 billion less cash of $250 million.
(k)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of June 30, 2023 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2022, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2023, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2022.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of June 30, 2023, the Company had outstanding foreign currency forward exchange contracts for the sale of $172 million and the purchase of $98 million of foreign currencies at fixed rates. Subsequent to June 30, 2023, certain of our foreign exchange contracts expired and were not replaced.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2023, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $7 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are used to manage foreign currency exchange rate risk, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $4.028 billion of principal debt outstanding at June 30, 2023, of which $1.314 billion was variable-rate debt and $2.714 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At June 30, 2023, 67% of the Company’s debt was at a fixed rate. In addition, as of June 30, 2023, we have the option under the Senior Term Loan Facility to select a one, three or six month Term SOFR. To manage interest rate risk on $1.314 billion of U.S. dollar-denominated variable-rate debt, the Company has entered into an interest rate swap to effectively convert the floating interest rate to a fixed interest rate on a portion of its variable-rate debt. As a result, as of June 30, 2023, 80% of the Company’s debt was effectively at a fixed rate. As of June 30, 2023, the Company’s interest rate swap is expected to mature within one year.
Based on the level of interest rates prevailing at June 30, 2023, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.596 billion. Further, as of June 30, 2023, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $34 million or increase the fair value of the fixed-rate debt by approximately $35 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1
Senior Term Loan Credit Agreement Amendment, dated as of May 10, 2023, among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2023)

10.2
Third Increase Supplement, dated as of June 30, 2023, among Acquisition Corp., the guarantors party thereto, WMG Holdings Corp., JPMorgan Chase Bank, N.A., as increasing lender, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2023)

10.3*	Indemnification Agreement between Warner Music Group Corp. and Michael Lynton (and Schedule to this Exhibit 10.3)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
August 8, 2023

WARNER MUSIC GROUP CORP.

By:	/s/ ROBERT KYNCL
Name: Title:	Robert Kyncl Chief Executive Officer (Principal Executive Officer)

By:	/s/ ERIC LEVIN
Name: Title:	Eric Levin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)