Form 10-K
period 2023-09-30
Warner Music Group Corp.
filed 2023-11-21
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b) . ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.4 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. Shares of the registrant’s common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of November 15, 2023, there were 138,345,391 shares of Class A Common Stock and 377,650,449 shares of Class B Common Stock of the registrant outstanding. The registrant has filed all Exchange Act reports for the preceding 12 months.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 30, 2023.

WARNER MUSIC GROUP CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

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
•risks related to the effects of natural or man-made disasters;
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
•the fact that we maintain certain cash deposits in excess of Federal Deposit Insurance Commission (“FDIC”) insurance limits, which could have an adverse effect on liquidity and financial performance in the event of a bank failure or receivership; and
•risks related to other factors discussed under Item 1A. Risk Factors herein.
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
•threats to our business associated with digital piracy, including organized industrial piracy and cyber security;
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
Our Company
We are one of the world’s leading music entertainment companies. Our renowned family of iconic record labels, including Atlantic Records, Warner Records, Elektra Records and Parlophone Records, is home to many of the world’s most popular and influential recording artists. In addition, Warner Chappell Music, our global music publishing business, boasts an extraordinary catalog that includes timeless standards and contemporary hits, representing works by over 150,000 songwriters and composers, with a global collection of more than one million musical compositions. Our entrepreneurial spirit and passion for music has driven our recording artist and songwriter focused innovation for decades.
Our Recorded Music business, home to superstar recording artists such as Ed Sheeran, Bruno Mars, Cardi B and Dua Lipa, generated $4.955 billion of revenue in fiscal 2023, representing 82% of total revenues. Our Music Publishing business, which includes esteemed songwriters such as Twenty One Pilots, Lizzo and Katy Perry, generated $1,088 million of revenue in fiscal 2023, representing 18% of total revenues. We benefit from the scale of our global platform and our local focus.
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
Our commercial innovation is crucial to maintaining our momentum. We have championed new business models and empowered established players, while protecting and enhancing the value of music. We were the first major music entertainment company to strike landmark deals with important companies such as Apple, YouTube and Tencent Music Entertainment Group, as well as with pure-play music technology companies such as MixCloud, SoundCloud and Audiomack. We adapted to streaming faster than other major music entertainment companies and, in 2016, were the first such company to report that streaming was the largest source of our recorded music revenue. Looking into the future, we believe the universe of opportunities will continue to expand, including through the proliferation of new hardware devices such as high fidelity speakers and wearables, the expanded monetization of music on social media and wellness and the evolution of new engagement and fandom opportunities on the brink of true revenue potential. We believe advancements in technology will continue to drive consumer engagement and shape a growing and vibrant music entertainment ecosystem.
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
Since acquiring the Company, Access has focused on revenue growth and increasing operating margins and cash flow combined with financial discipline. Looking past more than a decade of music entertainment industry transitions, Access and the Company foresaw the opportunities that streaming presented for music. Over the last twelve years, Access has consistently backed the Company’s bold expansion strategies through organic A&R as well as acquisitions. These strategies include investing more heavily in recording artists and songwriters, growing the Company’s global reach, augmenting its streaming expertise, overhauling its systems and technological infrastructure, and diversifying into other music-based revenue streams.
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
Consumer Trends and Demographics
Consumers today engage with music in more ways than ever. According to the International Federation of the Phonographic Industry (“IFPI”) Engaging with Music 2022 report, global consumers spent 20.1 hours listening to music each week in 2022. Demographic trends and digital music penetration have been key factors in driving growth in music consumption. Younger consumers typically are early adopters of new technologies, including music-enabled devices. According to IFPI’s Engaging with Music 2022 report, in 2022, the rapid emergence of short-form video, livestreaming and in-game experiences drove new opportunities in music. Of the time people spent using short-form video apps, 68% involved music-dependent videos. In addition, 32% of the surveyed population had watched a music livestream such as a concert in the last month, and in gaming, 44% of gamers have attended a virtual concert on platforms like Fortnite, Roblox, or Minecraft. Additionally, according to IFPI, growth continued in the physical market. Revenues increased by 4.0% to $4.6 billion, driven by the continued resurgence of interest in vinyl. Revenue from Vinyl grew 17.1% in 2022 driven by its strongest performance in Asia with that region accounting for almost half the global revenues for physical, according to IFPI.

Members of older demographic groups are also increasing their music engagement. According to an IFPI survey, users of paid accounts as a percentage of all streaming service users rose from 38% to 46% of those surveyed between 2019 and 2022, with growth seen across all demographics. While 55- to 64-year-olds using streaming services remained the age group least likely to use a paid streaming service, they saw the fastest uptake in growth in relative terms.
Music permeates our culture across age groups, as evidenced by the footprint that music has across social media. According to Statista, as of September 2022, 5 out of the top 10 most followed accounts on X (formerly Twitter) belong to musicians, and according to YouTube, the majority of videos that have achieved more than one billion lifetime views as well as the top 10 most watched videos of all time, belong to musicians. According to Luminate (formerly MRC Data/Billboard), 44% of social media users discover music via social media sites/apps. Furthermore, Gen Z Music listeners are +69% more likely to discover new music via short video clip sites.
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
Recorded Music
The recorded music industry generated $26.2 billion in global revenue in 2022, according to IFPI, which represents a year-over-year increase of 9.0%, marking the eighth consecutive year of growth. According to IFPI, global recorded music revenue has grown at a CAGR of 11% since 2018.
IFPI measures the recorded music industry on a global scale based on five revenue categories: streaming, downloads and other digital (excluding streaming), physical, synchronization and performance rights. Streaming is the largest of these categories, generating $17.6 billion of revenue in 2022, representing 67% of global recorded music revenue. Within streaming, subscription audio streams generated approximately 72.2% of revenue, or $12.7 billion, with the remainder of streaming revenue coming from ad-supported audio streams and video streams, which generated 28% of revenue, or $4.9 billion. Overall, streaming grew by 11.5% in 2022 as compared to 2021. Physical represented approximately 17.5% of global recorded music revenue in 2022, with growth in vinyl sales. Performance rights revenue represents the use of recorded music by broadcasters and public venues, and represented approximately 9.4% of global recorded music revenue in 2022. Downloads and other digital revenue represented approximately 3.6% of global recorded music revenue in 2022. Synchronization revenue is generated from the use of recorded music in advertising, film, video games and television content, and represented 2.4% of global recorded music revenue in 2022.

Global Recorded Music Industry Revenues 2018 to 2022 ($ in billions)
CAGR: 11%
$17.5
$0.5
$2.5
$4.2
$1.6
$8.8
$18.9
$0.5
$2.4
$3.9
$1.4
$10.7
$20.3
$0.4
$2.2
$3.8
$1.2
$12.7
$24.0
$0.5
$2.3
$4.4
$1.1
$15.7
$26.2
$0.6
$2.5
$4.6
$0.9
$17.5
2018
2019
2020
2021
2022
Streaming
Downloads & other digital
Physical
Performance rights
Synchronisation

Source: IFPI
From a geographical standpoint, the largest markets for recorded music in 2022 were the United States, Japan, the United Kingdom, Germany, China, France, South Korea, Canada, Brazil and Australia. The graphic below sets out the top ten markets and their respective revenue growth for 2022.
Source: IFPI
We believe the following secular trends will continue to drive growth in the recorded music industry:
Streaming Still in Early Stages of Global Adoption and Penetration
According to IFPI, global paid music streaming subscribers totaled 589 million at the end of 2022. While this represents an increase of 16% from 509 million in 2021, it still represents less than 13% of the 4.7 billion smartphone users globally in 2022. It also represents a small fraction of the user base for large, globally scaled digital services such as Facebook, which reported 3.0 billion monthly users as of September 2023, and YouTube, which reported over 2.7 billion monthly users as of June 2023. Additionally, Instagram reported 2.0 billion monthly users while TikTok reported 1.0 billion monthly users. Total (audio and video) streaming reached 617 billion streams in the United States in 2022, up 14% from 2021 according to Luminate.
The potential of global paid streaming subscriber growth is demonstrated by the penetration rates in early adopter markets. Approximately 58% of the population in Sweden, where Spotify was founded, was estimated to be paid music subscribers in 2022, according to Goldman Sachs. This compares to approximately 41%, 38% and 34% for established markets such as the United States, United Kingdom and Germany, respectively. There also remains substantial opportunity in emerging markets, such as Brazil and India, where paid streaming penetration is low compared to developed markets. According to Goldman Sachs, paid streaming penetration for Brazil and India in 2022 was 15% and 2%, respectively.
China, in particular, represents a substantial growth market for the recorded music industry. Digital music monetization models, including paid streaming and virtual gifting (which refers to the purchase of a digital, non-durable, non-physical item (e.g., an emoji) that is delivered to another person often during a live karaoke performance), created the foundation for the recorded music industry to overcome piracy and generate revenue in China. According to Goldman Sachs, paid streaming models are at an early stage in China, with an estimated 11% paid streaming penetration rate in 2021. Despite its substantial population, China was the world’s fifth-largest music market in 2022, having only broken into the top 10 in 2017.

Opportunities for Improved Streaming Pricing
In addition to paid subscriber growth, we believe that, over time, streaming revenues will increase due to pricing increases as the broader market further develops. Streaming services are already at the early stages of experimenting with price increases. For example, in 2023 Spotify increased prices in 65 countries for the individual, duo, family and student plans. For the second time in 12 months in 2023 Deezer increased prices for all new premium and family subscriptions in key territories including France, UK, Spain, Italy and the Netherlands. YouTube increased prices of its individual and family plan tiers on both YouTube Premium and YouTube Music in the United States in 2023. In 2022, Apple Music increased prices of its individual and family plans in the United States, and Amazon Music Unlimited increased the prices of both its individual and family subscription plans. We believe the value proposition that streaming provides to consumers supports premium product initiatives.
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
Short-form music and music-based video content has grown rapidly, driven by the growth of global social video applications such as TikTok, Instagram Reels and YouTube Shorts which feature short videos often set to music. 60% of emerging platform revenues in the music industry last year came from short-form video and social media, which includes TikTok, Instagram Reels, YouTube Shorts, and Snapchat Spotlight. According to Sensor Tower, TikTok was the most downloaded app globally in the first half of 2023, surpassing 4.5 billion all-time downloads. Such applications have the potential for mass adoption, illustrating the opportunity for additional platforms of scale to be created to the benefit of the music entertainment industry. These platforms enable incremental consumption of music appealing to varied, and often younger, audiences. From a recording artist’s perspective, these platforms have the potential to rewrite the path to stardom. For example, our recording artist, Fitz & the Tantrums, an American band, rose to international fame in 2018 as their song “HandClap” went viral in Asia on TikTok. Fitz & the Tantrums quickly topped the international music charts in South Korea and surpassed one billion streams in China. Short-form music and music-based video content have also become increasingly popular on social media platforms such as Facebook, Instagram and YouTube (through its recent introduction of “Shorts”), further illustrating the growing number of potential pathways through which recording artists may gain consumer exposure and grow connections with their fans.
Music Publishing
Music publishing involves the acquisition of rights to, and the licensing of, musical compositions (as opposed to sound recordings) from songwriters, composers or other rights holders. According to Music & Copyright, the music publishing industry generated $8.1 billion in global revenue in 2022, representing an approximate 17.7% increase from $6.9 billion in 2021 (following an increase in global music publishing revenues of 17.6% from 2020 to 2021).
Music publishing revenues are classified by Music & Copyright as coming from four main royalty sources: digital, mechanical, performance, and synchronization. In 2022, digital, which accounted for approximately 59% of global revenue, represented the largest component of industry revenues, while performance, which accounted for approximately 18%, represented the second-largest and fastest-growing component of industry revenues. Synchronization accounted for approximately 17% of global revenue in 2022. Mechanical revenues from traditional physical music formats (e.g., vinyl, CDs, DVDs), accounted for approximately 5% of global revenue in 2022.

Global Music Publishing Industry Revenues 2018 to 2022 ($ in billions)

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
In 2018, the CRB issued its determination of royalty rates and terms, significantly increasing the mechanical royalty rates paid for the streaming of musical compositions in the United States from 10.5% in 2018 to 15.1% in 2022 (the “Phonorecords III Proceeding”). In August 2020, following an appeal of that decision by some digital music services, the decision was vacated in part and the case was remanded to the CRB for further proceedings. In June 2023, the CRB issued its final determination after remand in the Phonorecords III Proceeding, which retroactively upheld the headline royalty rates initially determined in 2018, and those rates were published in the Federal Register in August 2023.
In 2022, the CRB commenced the process of determining the royalty rates and terms for the mechanical reproduction of musical compositions in the United States for 2023 through 2027 (the “Phonorecords IV Proceeding”). In advance of trial, the National Music Publishers’ Association (“NMPA”), the Nashville Songwriters Associations International (“NSAI”) and the Digital Media Association (“DiMA”) announced a settlement regarding the U.S. mechanical streaming rates for 2023-2027. In December 2022, the CRB published final regulations adopting those headline rates, which escalate from 15.1% of total music revenue in 2023 to 15.2% in 2024 and then a half of a tenth of a percentage point increase in each of the remaining three years, peaking at 15.35% in 2027. Other significant components of the rate formulae for digital phonorecords, which serve as alternatives to the percent of revenue rates, also increased, including the per-subscriber minimums and the percentage of “Total Content Cost (TCC)” calculations referencing amounts that music service licensees pay to record labels. Also as part of the Phonorecords IV Proceeding, beginning on

January 1, 2023, the mechanical royalty rates for physical phonorecords and permanent downloads increased to $0.12 per copy or $0.0231 per minute of playing time or fraction thereof, and include inflation-based adjustments for subsequent years of the rate period.
European Union Copyright Directive. In 2019, the European Union (“EU”) passed legislation which will rein in safe harbors from liability for copyright infringement and rebalance the online marketplace to ensure that rightsholders and recording artists are remunerated fairly when their music is shared online by user-uploaded content services such as YouTube.
Our Competitive Strengths
Well-Positioned to Benefit from Growth in the Global Music Market Driven by Streaming. The music entertainment industry has undergone a transformation in the consumption and monetization of content towards streaming over the last five years. According to the IFPI, from 2018 through 2022, global recorded music revenue grew at a CAGR of 11%, with streaming revenue growing at a CAGR of 19% and increasing as a percentage of global recorded music revenue from 50% to 67% over the same period. By comparison, from fiscal year 2018 to fiscal year 2022, our recorded music streaming revenue grew at a CAGR of 16% and increased as a percentage of our total recorded music revenues from 52% to 64%. We believe our innovation-focused operating strategy with an emphasis on genres that over-index on streaming platforms (e.g., hip-hop and pop) has consistently allowed our digital revenue growth to keep pace with the market, highlighted by our becoming the first major music entertainment company to report that our streaming revenue was the largest source of recorded music revenue in 2016.
The growth of streaming services has not only improved the discoverability and personalization of music, but has also increased consumer willingness to pay for seamless convenience and access. We believe consumer adoption of paid streaming services still has significant potential for growth. For example, according to Goldman Sachs, in 2022, approximately 58% of the smartphone users in Sweden, an early adopter market, was paid music subscribers. This illustrates the opportunity to drive long-term growth by increasing penetration of paid subscriptions throughout the world, including important markets such as the United States, Japan, Germany, the United Kingdom and France, where paid subscriber levels are lower. Our catalog and roster of recording artists and songwriters, including our strengths in hip-hop and pop music, position us to benefit as streaming continues to grow. We also believe our diversified catalog of evergreen music amassed over many decades will prove advantageous as demographics evolve from younger early adopters to a wider demographic mix and as digital music services target broader audiences.
Established Presence in Growing International Markets, Including China. We believe we will benefit from the growth in international markets due to our local A&R focus, as well as our local and global marketing and distribution infrastructure that includes a network of subsidiaries, affiliates, and non-affiliated licensees and sub-publishers in more than 70 countries. We are developing local talent to achieve regional, national and international success. We have expanded our global footprint over time by acquiring independent recorded music and music publishing businesses, catalogs and recording artist and songwriter rosters in China, Indonesia, Poland, and South Africa, among other markets. In addition, we have increased organic investment in heavily populated emerging markets by, for example, launching Warner Music Middle East, our recorded music affiliate covering multiple markets across the Middle East and North Africa (“MENA”) with a total population of 493 million people, by acquiring Qanawat, one of the largest independent distributors in MENA, and by investing in Rotana, one of the leading independent labels in MENA. We have also strengthened our Warner Music Asia executive team with new appointments and promotions.
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
Strong Financial Profile with Robust Growth, Operating Leverage and Free Cash Flow Generation. For fiscal year 2021 through fiscal year 2023, we have grown as-reported revenues at a CAGR of 7% driven by secular tailwinds, organic reinvestment in A&R and strategic acquisitions, partially offset by the impact of the business disruption resulting from the COVID-19 pandemic. For our fiscal year 2023, our business generated net income and Adjusted EBITDA of $439 million and $1,311 million, respectively, implying an Adjusted EBITDA margin of approximately 22%. We believe our financial profile provides a strong foundation for our continued growth.
Experienced Leadership Team and Committed Strategic Investor. Our management team has successfully designed and implemented our business strategy, delivering strong financial results, releasing an increasing flow of new music and establishing a dynamic culture of innovation. At the same time, our management team has driven an increase in operating margins and cash flow through an improved revenue mix to higher-margin digital platforms and overhead cost management, while maintaining financial flexibility to both organically invest in the business and pursue strategic acquisitions to diversify our revenue mix. We have recently added key new members to our management team, including our CEO, Robert Kyncl, who joined us from YouTube where he served as Chief Business Officer, and our CFO, Bryan Castellani, who joined us from The Walt Disney Company, most recently serving as CFO for Disney Entertainment & ESPN, who together bring fresh perspectives from their tech and entertainment backgrounds to further enhance and evolve our business strategy. Our Recorded Music and Music Publishing businesses continue to be led by entrepreneurial and creative individuals with extensive experience in discovering and developing recording artists and songwriters and managing their creative output on a global scale. In addition, we have benefited, and expect to continue to benefit, from our acquisition by Access in July 2011, which has provided us with strategic direction, M&A and capital markets expertise and planning support to help us take full advantage of the ongoing transition in the music entertainment industry.
Expertise in Strategic Acquisitions and Investments That Extend Our Capabilities. Since 2011 when Access became our controlling shareholder, we have completed a number of strategic acquisitions. The acquisition of PLG in 2013 significantly strengthened our worldwide roster, global footprint and executive talent, particularly in Europe. The acquisition of 300 Entertainment in 2022 strengthened and diversified Elektra Music Group by adding a hip-hop focused label which led to the subsequent launch of 300 Elektra Entertainment, or 3EE, a frontline label group that brings together the multi-genre power of 300 Entertainment and Elektra. In addition, we have made several smaller strategic acquisitions aimed at expanding our artist services capabilities in our Recorded Music business, including EMP, one of Europe’s leading specialty music and entertainment merchandise e-tailers; Sodatone, a premier A&R insight tool; UPROXX, the youth culture and video production powerhouse; Spinnin’ Records, one of the world’s leading independent electronic music companies; and Songkick’s concert discovery application. These transactions showcase the growing breadth of our platform across the music entertainment ecosystem and have increased our direct access to fans of our recording artists and songwriters. In addition to our commercial arrangements with digital music services, we opportunistically invest in some of those services as well as other companies in our industry, including a minority equity stake in Deezer, a French digital music service in which Access owns a controlling equity interest. Acquiring and investing in businesses that are highly complementary to our existing portfolio further enables us to potentially derive incremental and new revenue streams from different business models in new markets.
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
Expand Global Presence with Investment in Local Music in Nascent Markets. We recognize that music is inherently local in nature, shaped by people and culture. IFPI considers the global recorded music market in seven distinct regions. In 2022, the recorded music market saw growth in every region across the globe. Four regions posted double-digit gains, outpacing the overall growth rate of 9.0% and Sub-Saharan Africa overtook MENA as the fastest growing area, followed by Latin America at 25.9% revenue growth. One of our vital business functions is to help our recording artists and songwriters solve the complexities associated with a fragmented, global market of mixed musical tastes. We have found that investment in local music provides the best opportunity to understand these nuances, and we have made it a strategic priority to seek out investment opportunities in emerging markets. For example, we opened an office in the MENA region to prepare for the forecasted rise in smartphone penetration and projected uptake in digital music. These investments are made with the purpose of increasing our understanding of local market dynamics and popularizing our current roster of recording artists and songwriters around the world.
Embrace Commercial Innovation with New Digital Distributors and Partners. We believe the growth of digital formats will continue to create new and powerful ways to distribute, engage and monetize. We were the first major music company to strike landmark deals with important companies such as Apple, YouTube, Peloton, Twitch and Tencent Music Entertainment Group, as well as with pure-play music technology companies such as MixCloud, SoundCloud and Audiomack. We believe that the continued development of new digital channels for the consumption of music as well as evolving digital asset classes tied to our artists and songwriters present significant promise and opportunity for the music entertainment industry. We are also exploring the benefits of Artificial Intelligence (“AI”) for our business. We are working with a network of partners, including both generative AI engines and distribution platforms to explore impactful ways to use AI to benefit us and our artists and songwriters, while ensuring proper protections and monetization. We continue to work with early stage technology companies that are helping us to build music’s future and have invested resources behind these partnerships to codify preferred partnerships. We intend to continue to extend our technological reach by executing deals with new partners and developing optimal business models that will enable us to monetize our music across various formats, platforms and devices. We also intend to continue to support and invest in emerging technologies, including artificial intelligence, artificial reality, virtual reality, high-resolution audio and other technologies to continue to build new revenue streams and position ourselves for long-term growth.
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
Recorded Music (82%, 84% and 86% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively)
Our Recorded Music business primarily consists of the discovery and development of recording artists and the related marketing, promotion, distribution, sale and licensing of music created by such recording artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing, distributing and selling music to marketing and promoting recording artists and their music.
In the United States, our Recorded Music business is conducted principally through our major record labels—Atlantic Records and Warner Records. In October 2018, we launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels, and in December 2021, we acquired 300 Entertainment and subsequently launched 300 Elektra Entertainment, or 3EE, a frontline label group that brings together the multi-genre power of 300

Entertainment and Elektra Music Group. Our Recorded Music business also includes Rhino Entertainment, a division that specializes in marketing our recorded music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music business through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’ Records, TenThousand Projects, Warner Classics and Warner Music Nashville.
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
Our Recorded Music business’ operations include WMX, a new generation services division that connects artists with fans and amplifies brands in creative, immersive, and engaging ways. The division includes a rebranded WEA commercial services and marketing network (formerly Warner-Elektra-Atlantic Corporation, or WEA Corp.), which markets, distributes and sells music and video products to retailers and wholesale distributors, as well as acting as the Company’s media and creative content arm. Our business’ distribution operations also includes Alternative Distribution Alliance (“ADA”), which markets, distributes and sells the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.
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
We enter into agreements with digital music services to make our music available for access in digital formats (e.g., streaming and downloads). We then provide digital assets for our music to these services in an accessible form. Our agreements with these services establish our fees for the distribution of our music, which vary based on the service. We typically receive accounting from these services on a monthly basis, detailing the distribution activity, with payments rendered on a monthly basis. Our agreements with digital music services generally last one to three years. In fiscal year 2023, Recorded Music revenue earned under our agreements with our top three digital music accounts, Spotify, YouTube and Apple, accounted for approximately 41% of our Recorded Music revenues.
Since the emergence of digital formats, our business has become less seasonal in nature and driven more by the timing of our releases.
Music Publishing (18%, 16% and 14% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively)
While Recorded Music is focused on marketing, promoting, distributing and licensing a particular recording of a musical composition, Music Publishing is an intellectual property business focused on generating revenue from uses of the musical composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business shares the revenues generated from use of the musical compositions with the songwriter or other rightsholders.
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles, and through various subsidiaries, affiliates, and non-affiliated licensees and sub-publishers. We own or control rights to more than one million musical compositions, including numerous global pop hits, standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 150,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, electronic, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
Music Publishing Royalties
Warner Chappell Music, as a copyright owner and administrator of musical compositions, is entitled to receive royalties for the use of musical compositions. We continually add new musical compositions to our catalog and seek to acquire rights in musical compositions that will generate substantial revenue over the long term.

Music publishers generally receive royalties pursuant to public performance, digital, mechanical, synchronization and other licenses. In the United States, music publishers collect and administer mechanical royalties, and statutory rates are established pursuant to the U.S. Copyright Act of 1976, as amended, for the royalty rates applicable to musical compositions for sale and licensing of recordings embodying those musical compositions. In the United States, public performance income is administered and collected by music publishers and their performing rights organizations and in most countries outside the United States, collection, administration and allocation of both mechanical and performance income are undertaken and regulated by governmental or quasi-governmental authorities. Throughout the world, each synchronization license is generally subject to negotiation with a prospective licensee and, by contract, music publishers pay a contractually required percentage of synchronization income to the songwriters or their heirs and to any co-publishers or other rightsholders.
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
•Social media and short-form video platforms
•Graphic design and editing software and other creator tools
Mechanical: sale of recorded music in various physical formats
•Vinyl, CDs and DVDs
Synchronization: use of the musical composition in combination with visual images
•Films or television programs
•Television commercials
•Video games
•Merchandising, toys or novelty items
Other:
•Licensing of copyrights for use in printed sheet music
In the United States, mechanical royalties are collected directly by music publishers, from recorded music companies, via The Harry Fox Agency, a non-exclusive licensing agent affiliated with the Society of European Stage Authors and Composers (“SESAC”), or The Mechanical Licensing Collective (“The MLC”), while outside the United States, mechanical royalties are collected directly by music publishers or from collecting societies. Once mechanical royalties reach the publisher, percentages of those royalties are paid or credited to the writer or other rightsholder of the copyright in accordance with the underlying rights agreement. In 2023, U.S. mechanical royalties for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads are paid at a rate of 12.0 cents per song per unit or 2.31 cents per minute of playing time (whichever is greater). The current U.S. statutory mechanical royalty rates for physical goods and permanent downloads will be adjusted annually as of January 1 based on the Consumer Price Index. There are also rates set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. For 2023, the headline mechanical royalty rate for interactive streaming is 15.1% of revenue, increasing by annual increments to 15.35% in 2027.

“Controlled composition” provisions contained in some recording contracts may apply to the rates mentioned above pursuant to which artist/songwriters license their rights to their record companies for as little as 75% of the statutory rates. In most other territories, mechanical royalties are based on a percentage of wholesale prices for physical formats and based on a percentage of consumer prices for digital formats. In international markets, these rates are typically determined by multi-year collective bargaining agreements and rate tribunals.
Throughout the world, performance royalties are collected by publishers directly or on behalf of music publishers and songwriters by performance rights organizations and collecting societies. Key performing rights organizations and collecting societies include: The American Society of Composers, Authors and Publishers (“ASCAP”), SESAC and Broadcast Music, Inc. (“BMI”) in the United States; PRS for Music Ltd in the United Kingdom; and Société des auteurs, compositeurs et édituers de musique (“SACEM”) in France. The societies pay a percentage (which is set in each country) of the performance royalties to the copyright owner(s) or administrators (i.e., the publisher(s)), and a percentage directly to the songwriter(s), of the composition. Thus, the publisher generally retains the performance royalties it receives other than any amounts attributable to co-publishers.
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
In the digital world, consumers have more than 100 million tracks at their fingertips, growing at a rate of approximately 120,000 songs per day. The sheer volume of music being released on digital music services is making it harder for recording artists and songwriters to stand out and get noticed. At the same time, music that is fresh and original is currently what resonates most strongly on digital music services. We believe our Recorded Music and Music Publishing businesses remain not just relevant, but essential to the booming music entertainment economy. Our proven ability to cut through the noise is more necessary and valuable than ever.
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
Global Reach and Local Expertise
As of September 30, 2023, we employed approximately 5,900 persons around the world. This means we can build local fan bases for international recording artists and songwriters, as well as supply the network to deliver worldwide fame. Our local strength fuels our global impact and vice versa. We employ a global priority system to provide as many recording artists as possible a genuine shot at success. Our approach combines a deep understanding of local cultures, with a close-knit, nimble team that is in constant communication around the world.
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
•Global superstars such as Ed Sheeran, Dua Lipa, Coldplay, Cardi B, Bruno Mars, Michael Bublé, Lizzo, Kelly Clarkson, David Guetta, Kenny Chesney, Madonna, Neil Young, Red Hot Chili Peppers, Prince, Green Day, Cher, Pink Floyd, David Bowie, Fleetwood Mac, Aretha Franklin and The Smiths.
•Next-generation talent including Zach Bryan, Megan Thee Stallion, Jack Harlow, Lil Uzi Vert, Fred Again.., PinkPantheress, Maria Becerra, Kenya Grace, Gayle and CKay.
•International stars such as Burna Boy, Aya Nakamura, King, TWICE, Ninho, Capo Plaza, Pablo Alborán, Udo Lindenberg and Laura Pausini.

Our Music Publishing business includes musical compositions by:
•Superstars such as Madonna, William Corgan, Belly, Cardi B, Bruno Mars, Anderson Paak, Lizzo, Tones and I, Pablo Alborán, Lin Manuel Miranda, Lil Uzi Vert, Imagine Dragons, Chris Stapleton, Dan + Shay, Tayla Parx, Damon Albarn, Dave Mustaine, Katy Perry and Kacey Musgraves.
•International talent such as Jonathan Lee, Tia, Manuel Medrano, Melendi, Bausa, Shy’m, Tove Lo, Joaquin Sabina, Raye, Stromae, Jack & Coke, Marco Borreo, Danna Paola and MZMC.
•Songwriting icons like David Bowie, Cole Porter, Grateful Dead, Led Zeppelin, Quincy Jones, George Michael, Marco Antonio Solís, Eric Clapton, Brody Brown, Liz Rose, Justin Tranter, busbee, Zach Bryan, Stephen Sondheim, George & Ira Gershwin and Gamble & Huff.
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
The recorded music industry is highly competitive based on consumer preferences and is rapidly changing. At its core, the recorded music business relies on artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new recording artists whose work gains commercial acceptance. According to Music & Copyright, in 2022, the three largest recorded music companies were Universal Music Group, Sony Music Entertainment and us, which collectively accounted for approximately 70% of global recorded music revenues. There are many mid-sized and smaller players in the industry that accounted for the remaining approximately 30%, including independent recorded music companies. Universal Music Group was the market leader with an approximately 31% global market share in 2022 after absorbing the bulk of the recorded music assets of the former EMI in late 2012, followed by Sony Music Entertainment with an approximately 23% share. We held an approximately 16% share of global recorded music revenues in 2022.
The music publishing industry is also highly competitive. The three largest music publishing companies collectively accounted for approximately 60% of the global market in 2022 according to Music & Copyright. According to Music & Copyright, Sony Music Publishing was the market leader in music publishing in 2022 with an approximately 25% share (reflecting its ownership of the EMI music publishing assets). Universal Music Publishing was the second-largest music publisher with an approximately 23% share, followed by us at approximately 12%. There are many mid-sized and smaller players in the industry that account for the remaining approximately 40%, including many individual songwriters who publish their own works.
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
Trademarks
We consider our trademarks to be valuable assets to our business. Although we cannot assure you that our trademark applications, even for major trademarks, will register, we endeavor to register our major trademarks in every country where we believe the protection of these trademarks is important for our business. Our major trademarks include 300 Entertainment, ADA, Asylum, Atlantic, East West, Elektra, EMP, Erato, Nonesuch, Parlophone, Reprise, Rhino, Roadrunner, Sire, Songkick, SPINNIN’ RECORDS, TenThousand Projects and Warner Chappell, and their respective logos. We also use certain trademarks pursuant to a royalty-free license agreement. The duration of the license relating to the WARNER, WARNER MUSIC and WARNER RECORDS word marks and “W” logo is perpetual, but may be terminated under certain limited circumstances, including our material breach of the license agreement and certain events of insolvency. We actively monitor and protect against activities that might infringe, dilute or otherwise harm our trademarks. However, the actions we take to protect our trademarks may not be adequate to prevent third parties from infringing, diluting, or otherwise harming our trademarks, and the laws of foreign countries may not protect our trademark rights to the same extent as do the laws of the United States.
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
Human Capital
As of September 30, 2023, we employed approximately 5,900 persons worldwide, including temporary and part-time employees as well as employees that were added through acquisitions. As of such date, none of our employees in the United States were subject to a collective bargaining agreement, although certain employees in our non-domestic companies were covered by national labor agreements. We believe that our relationship with our employees is good.
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
We are dependent on identifying, signing and retaining recording artists with long-term potential, whose debut music is well received on release, whose subsequent music is anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell and otherwise market and promote music is also intense. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow. The competition to sign songwriters and acquire copyrights to music and then collect fees for the use of the music in various forms of media is also intense. Our competitive position is dependent on our continuing ability to attract and develop recording artists and songwriters whose work can achieve a high degree of public acceptance and who can timely deliver their music to us. Our financial results may be adversely affected if we are unable to identify, sign and retain such recording artists and songwriters under terms that are economically attractive to us, including with respect to delivery commitments, advance and royalty obligations and rights retention. Our financial results may also be affected by the existence or absence of superstar recording artist releases during a particular period. Some music entertainment industry observers believe that the number of superstar recording acts with long-term appeal, both in terms of catalog sales and future releases, has declined in recent years. Additionally, our financial results are generally affected by the appeal of our recorded music and music publishing catalogs to consumers.
If streaming adoption or revenue grows less rapidly or levels off, our prospects and our results of operations may be adversely affected.
Streaming revenue is important because it has offset declines in downloads and physical sales and represents a growing area of our business. According to IFPI, streaming revenue, which includes revenue from ad-supported and subscription services, accounted for approximately 95% of digital revenue in 2022, up approximately 2% year-over-year. There can be no assurance that this growth pattern will persist or that digital revenue will continue to grow at a rate sufficient to offset and exceed declines in downloads and physical sales. If growth in streaming revenue levels off or fails to grow as quickly as it has over the past several years, our business may experience reduced levels of revenue and operating income.

We are substantially dependent on a limited number of digital music services for the online distribution and marketing of our music, and they are able to significantly influence the pricing structure for online music stores and may not correctly calculate royalties under license agreements.
We derive an increasing portion of our revenue from the licensing of music through digital distribution channels. We are currently dependent on a small number of leading digital music services. In fiscal year 2023, revenue earned under our license agreements with our top three digital music accounts, Spotify, Google/YouTube and Apple, accounted for approximately 41% of our total revenue. We have limited ability to increase our wholesale prices to digital music services as a small number of digital music services control much of the legitimate digital music business. If these services were to adopt a lower pricing model or if there were structural changes to other pricing models, we could receive substantially less for our music, which could cause a material reduction in our revenue, unless offset by a corresponding increase in the number of subscribers or transactions. We currently enter into short-term license agreements with many digital music services and provide our music on an at-will basis to others. There can be no assurance that we will be able to renew or enter into new license agreements with any digital music service. The terms of these license agreements, including the royalties that we receive pursuant to them, may change as a result of changes in our bargaining power, changes in the industry, changes in the law or for other reasons. Decreases in royalty rates, rates of revenue sharing or changes to other terms of these license agreements may materially impact our business, operating results and financial condition. Digital music services generally accept and make available all of the music that we deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music entertainment companies like us, our revenue could be significantly reduced. See “Business—Recorded Music—Sales and Digital Distribution.”
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
•imposition of a global minimum tax rate, including by the Organization of Economic Co-operation and Development (“OECD”);
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
•higher interest rates; and
•armed conflicts or political instability.
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
On February 24, 2022, the geopolitical situation in Eastern Europe intensified with Russia's invasion of Ukraine, and the sanctions and other measures imposed in response to this conflict have increased global economic and political uncertainty. We own Recorded Music and Music Publishing businesses within Russia and, on March 10, 2022, the Company announced a suspension of these operations. In addition, on October 7, 2023, Hamas led attacks against Israel. In response to the attacks, Israel formally declared war on Hamas and the armed conflict in Israel and Gaza is ongoing. While our operations in Russia and Israel do not constitute a material portion of our business, a prolonged continuation, significant escalation or expansion of these conflicts’ current scope, increased or sustained economic disruption, sanctions or countersanctions, further devaluation of local currencies or increased cyber-related disruptions affecting these countries or adjacent territories could make it difficult to deliver our content, increase costs, and have an adverse effect on our results of operations in these areas.
Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.
As we continue to expand our international operations, we become increasingly exposed to the effects of fluctuations in currency exchange rates. The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, 54% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2023. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. During the current fiscal year, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates. However, these hedging strategies should not be expected to fully eliminate the foreign exchange rate risk to which we are exposed.
Our business may be adversely affected by competitive market conditions, and we may not be able to execute our business strategy.
We expect to increase revenues and cash flow through a business strategy which requires us, among other things, to continue to maximize the value of our music, to significantly reduce costs to maximize flexibility and adjust to new realities of the market, to continue to act to contain digital piracy and to diversify our revenue streams into growing segments of the music entertainment business by capitalizing on digital distribution and emerging technologies, entering into expanded-rights deals with recording artists and operating our artist services businesses.
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
Our business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our business may be further adversely affected by technological developments that facilitate the piracy of music, by an inability to enforce our intellectual property rights in digital environments and by a failure to further develop successful business models applicable to a digital environment.

Our ability to operate effectively could be impaired if we fail to attract and retain our executive officers.
We compete with other music entertainment companies and other companies for top talent, including executive officers. Our success depends, in part, upon the continuing contributions of our executive officers, however, there is no guarantee that they will not leave. We have at-will employment contracts with a number of our executives, including our Chief Executive Officer and Chief Financial Officer and, therefore, these employees are free to leave at any time subject to certain notice provisions. The loss of the services of any of our executive officers or key members of management or the failure to attract and retain other executive officers could have a material adverse effect on our business or our business prospects.
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
As of September 30, 2023, we had $1.993 billion of goodwill and $149 million of indefinite-lived intangible assets. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends in the music entertainment industry. We performed an annual assessment, at July 1, 2023, of the recoverability of our goodwill and indefinite-lived intangibles as of September 30, 2023, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.
We also had $2.353 billion of definite-lived intangible assets as of September 30, 2023. Financial Accounting Standards Board (“FASB”) ASC Topic 360-10-35 (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No such events or circumstances were identified during the fiscal year ended September 30, 2023. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded could negatively affect our operating results and shareholders’ equity.

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
Our business is significantly impacted by ongoing changes in the music entertainment industry. In response, we actively seek to adapt our cost structure to the changing economics of the industry. For example, we have shifted and continue to shift resources from our physical sales channels to efforts focused on digital channels, emerging technologies and other new revenue streams, and we continue our efforts to reduce overhead and manage our variable and fixed-cost structure. In fiscal year 2018, we completed the creation of our new center of excellence for U.S. financial shared services in Nashville, Tennessee, which combined our U.S. transactional financial functions in one location. To establish the new center, we moved some of our U.S. departments to Nashville. We are continuing our financial transformation initiative, launched in August 2019, to upgrade our information technology and finance infrastructure, including related systems and processes. The timing of global deployment has been delayed as the size and scale of this global system implementation requires rigorous system testing and data validation to ensure go-live readiness. To address these implementation requirements, we are deploying our new technology platform in a wave-based approach. In 2023, we successfully launched certain components of our new technology platform in select territories in two successful waves in April and August and will continue to deploy the platform to remaining territories through fiscal year 2024 and into fiscal year 2025. We expect to incur material costs in connection with this project, and there can be no assurance that we will be successful in upgrading our systems and processes effectively or on the timetable and at the costs contemplated, or that we will achieve the expected long-term cost savings.
In March 2023, we announced a restructuring plan, primarily consisting of headcount reductions, for which we incurred restructuring charges of approximately $40 million. We cannot be certain that we will not be required to implement further restructuring activities, make additions or other changes to our management or workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Our inability to structure our operations based on evolving market conditions could impact our business. Restructuring activities can create unanticipated consequences and negative impacts on the business, and we cannot be sure that any ongoing or future restructuring efforts will be successful or generate expected cost savings.
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
Some performer groups, particularly in Europe, are urging governments to intervene in the music streaming business in ways that could affect the terms agreed in our contracts with artists and songwriters. Governments, including states in the United States, have enacted or considered enacting legislation limiting the duration that an individual can be bound under a “personal services” contract, which could impair our ability to retain the services of key artists and songwriters. Government intervention in the music streaming business or enactment of legislation affecting the terms of our contracts with our artists and songwriters could have an adverse effect on our business, financial condition and results of operations.
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
A substantial portion of our revenue comes from the distribution of music which is potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us, including as a result of “stream-ripping.” In its Engaging with Music 2022 report, IFPI surveyed 44,000 people to examine the ways in which music consumers engaged with recorded music across 22 countries. Of those surveyed, 30% had used illegal or unlicensed methods to listen to or download music, and 17% had used unlicensed social media platforms and mobile apps for music purposes, the leading form of music piracy. Organized industrial piracy may also lead to decreased revenues. The impact of digital piracy on legitimate music revenues and subscriptions is hard to quantify, but we believe that illegal file sharing and other forms of unauthorized activity, including stream manipulation, have a substantial negative impact on music revenues. Also, despite the potential benefit of AI, the potential for AI-generated music has also introduced new challenges for protecting our intellectual property and other rights of our artists and songwriters. These challenges include new forms of intellectual property infringement through the unauthorized reproduction of copyrighted works and the name, images, likeness and voices of our artists and songwriters to “train” AI applications and to create unauthorized derivative works.
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
We are highly leveraged. As of September 30, 2023, our total consolidated indebtedness, net of premiums, discounts and deferred financing costs, was $3.964 billion. Further, we would have been able to borrow up to $298 million under our Revolving Credit Facility (as defined later in this Annual Report) as of September 30, 2023 (after giving effect to approximately $2 million of letters of credit outstanding under our Revolving Credit Facility as of September 30, 2023). On November 1, 2022, Acquisition Corp. borrowed $150 million under a new tranche of its term loan facility, the proceeds of which will be used to pay the deferred purchase price of certain music and music-related assets, to pay fees and expenses relating thereto and for general corporate purposes.
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
As of September 30, 2023, we had 138,344,724 outstanding shares of Class A Common Stock and 377,650,449 outstanding shares of Class B Common Stock. All of the shares of Class A Common Stock sold in the IPO were immediately tradable without restriction under the Securities Act except for any shares held by “affiliates,” as that term is defined in Rule 144 under the Securities Act, or “Rule 144.”

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
Additionally, shares of Class A Common Stock are registered under our registration statements on Form S-8 to be issued under our equity compensation plans, including the Plan, and, as a result, all shares of Class A Common Stock acquired upon settlement of deferred equity units granted under the Plan will also be freely tradable under the Securities Act, unless purchased by our affiliates. In addition, 31,169,099 shares of our Class A Common Stock were reserved for future issuances under the Omnibus Incentive Plan adopted in connection with the IPO over the 10-year period from the date of adoption. As of September 30, 2023, the Company has granted members of its Board of Directors a total of 280,945 shares of restricted and unrestricted common stock pursuant to the Omnibus Incentive Plan. These grants represent compensation for board service for the period from the grant date until the Company’s regularly scheduled annual shareholder meeting, at which time the restricted stock will be vested. Directors are entitled to dividends on this restricted stock during the vesting period.
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
As of September 30, 2023, our total consolidated indebtedness, net of premiums, discounts and deferred financing costs, was $3.964 billion, all of which ranks senior to our Class A Common Stock. On November 1, 2022, Acquisition Corp. borrowed $150 million under a new tranche of its term loan facility, the proceeds of which will be used to pay the deferred purchase price of certain music and music-related assets, to pay fees and expenses relating thereto and for general corporate purposes. If, in the future, we decide to issue additional debt or equity securities that rank senior to our Class A Common Stock, it is likely that such securities will also be governed by an indenture or other instrument containing covenants restricting our operating flexibility consistent with our existing debt agreements. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A Common Stock and may result in dilution to owners of our Class A Common Stock. We and, indirectly, our stockholders, bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Class A Common Stock will bear the risk of our future offerings reducing the market price of our Class A Common Stock and diluting the value of their stock holdings in us.
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
Holders of Record
As of November 15, 2023, there were approximately 15 stockholders of record of the Company's Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of individuals and entities, we excluded the total number of beneficial owners represented by these record holders. As of November 15, 2023, there were 8 stockholders of record of our Class B Common Stock.
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
The following graph shows a comparison of the cumulative total return on our Class A Common Stock from June 3, 2020 (the date our Class A Common Stock commenced trading on the Nasdaq Global Select Market) through September 30, 2023 with the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Nasdaq Composite Index over the same period, assuming the investment of $100 in our Class A Common Stock and in each index on June 3, 2020 and the reinvestment of dividends in each of our Class A Common Stock and each index. The graph uses the closing market price on June 3, 2020 of $30.12 per share as the initial value of our common stock, which had an initial public offering price of $25.00. Through September 30, 2022, the quarterly intervals below are based on the Company’s 52-53 week fiscal year in which each reporting period ended on the last Friday of the respective reporting period. Starting with the 2023 fiscal year, the quarterly intervals below are based on the Company’s modified fiscal year in which each reporting period ends on the last day of the calendar quarter.

The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

	6/3/20	6/26/20	9/25/20	12/24/20	3/26/21	6/25/21	9/24/21	12/31/21	4/1/22	7/1/22	9/30/22	12/31/22	3/31/23	6/30/23	9/30/23
Warner Music Group Corp.	$100	$102	$91	$126	$114	$127	$149	$148	$136	$99	$95	$121	$116	$91	$111
S&P 500 Index	100	98	108	119	127	134	139	146	141	125	119	123	132	143	137
NASDAQ Composite Index	100	102	116	129	132	142	149	156	148	125	120	113	136	156	152
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
•Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021, as well as a discussion of our financial condition and liquidity as of September 30, 2023. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
BUSINESS OVERVIEW
We are one of the world’s leading music entertainment companies. Our renowned family of iconic record labels, including Atlantic Records, Warner Records, Elektra Records and Parlophone Records, is home to many of the world’s most popular and influential recording artists. In addition, Warner Chappell Music, our global music publishing business, boasts an extraordinary catalog that includes timeless standards and contemporary hits, representing works by over 150,000 songwriters and composers, with a global collection of more than one million musical compositions. We classify our business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of each of those operations is presented below.
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
In the United States, our Recorded Music business is conducted principally through our major record labels—Atlantic Records and Warner Records. In October 2018, we launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels, and in December 2021, we acquired 300 Entertainment and subsequently launched 300 Elektra Entertainment, or 3EE, a frontline label group that brings together the multi-genre power of 300 Entertainment and Elektra Music Group. Our Recorded Music business also includes Rhino Entertainment, a division that specializes in marketing our recorded music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music business through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’ Records, TenThousand Projects, Warner Classics and Warner Music Nashville.
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
Our Recorded Music business’ operations include WMX, a next generation services division that connects artists with fans and amplifies brands in creative, immersive, and engaging ways. This division includes a rebranded WEA commercial services and marketing network (formerly Warner-Elektra-Atlantic Corporation, or WEA Corp.), which markets, distributes and sells music and video products to retailers and wholesale distributors, as well as acting as the Company’s media and creative content arm. Our business’ distribution operations also includes ADA, which markets, distributes and sells the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.
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
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles, with operations in over 70 countries through various subsidiaries, affiliates, and non-affiliated licensees and sub-publishers. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 150,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, electronic, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.

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
Prior to the start of the 2023 fiscal year, the Company maintained a 52-53 week fiscal year ending on the last Friday in each reporting period. Starting with the 2023 fiscal year, the Company transitioned to a reporting calendar in which the reporting periods end on the last day of the calendar quarter. Accordingly, the results of operations for the fiscal year ended September 30, 2023 reflect 365 days, compared to 371 days for the fiscal year ended September 30, 2022 and 364 days for the fiscal year ended September 30, 2021. For the fiscal year ended September 30, 2022, the revenue benefit of the additional week was approximately $73 million, primarily reflected in Recorded Music streaming revenue.
Restructuring
In March 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. Under the Restructuring Plan, the Company expects to reduce headcount by approximately 270 people, or approximately 4% of the Company’s overall headcount. During the fiscal year ended September 30, 2023, the Company recognized restructuring charges of approximately $40 million for severance costs, all of which will be paid in cash. All restructuring expenses were recorded in the Recorded Music segment. The Restructuring Plan is substantially complete as of September 30, 2023, with related cash expenditures expected to be made by the end of fiscal 2024.
The headcount reductions generated pre-tax cost savings of approximately $19 million in fiscal year 2023 and the Company expects to generate pre-tax costs savings of approximately $50 million on an annualized run-rate basis in fiscal year 2024. The Company anticipates investing a portion of the cost savings from the headcount reductions for targeted hires, to add new skill sets and for other initiatives intended to position the Company for long-term growth.
During the fiscal year ended September 30, 2023, in connection with the Restructuring Plan, the Company recognized $2 million of non-cash stock-based compensation related to the accelerated vesting of certain Restricted Stock Units (“RSUs”).
Executive Transition Costs
During the fiscal year ended September 30, 2023, the Company incurred costs associated with the departure of our Chief Executive Officer which occurred in January 2023 and our Chief Financial Officer which occurred in October 2023 (the “Executive Transition Costs”). For the fiscal year ended September 30, 2023, the Executive Transition Costs were approximately $7 million, which mainly consisted of severance for our previous CEO and CFO. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The departures of our CEO and CFO resulted in the recognition of $13 million of non-cash stock-based compensation expense for the fiscal year ended September 30, 2023, for RSUs and common stock as there is no remaining service required for vesting. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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

RESULTS OF OPERATIONS
Fiscal Year Ended September 30, 2023 Compared with Fiscal Year Ended September 30, 2022 and Fiscal Year Ended September 30, 2021
Consolidated Results
Revenues
The Company’s revenues were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Revenue by Type
Digital	$3,322	$3,305	$3,105	$17	1%	$200	6%
Physical	507	563	549	(56)	-10%	14	3%
Total Digital and Physical	3,829	3,868	3,654	(39)	-1%	214	6%
Artist services and expanded-rights	744	767	599	(23)	-3%	168	28%
Licensing	382	331	291	51	15%	40	14%
Total Recorded Music	4,955	4,966	4,544	(11)	—%	422	9%
Performance	173	159	122	14	9%	37	30%
Digital	669	563	436	106	19%	127	29%
Mechanical	63	50	49	13	26%	1	2%
Synchronization	167	172	144	(5)	-3%	28	19%
Other	16	14	10	2	14%	4	40%
Total Music Publishing	1,088	958	761	130	14%	197	26%
Intersegment eliminations	(6)	(5)	(4)	(1)	20%	(1)	25%
Total Revenues	$6,037	$5,919	$5,301	$118	2%	$618	12%
Revenue by Geographical Location
U.S. Recorded Music	$2,184	$2,231	$1,985	$(47)	-2%	$246	12%
U.S. Music Publishing	582	513	378	69	13%	135	36%
Total U.S.	2,766	2,744	2,363	22	1%	381	16%
International Recorded Music	2,771	2,735	2,559	36	1%	176	7%
International Music Publishing	506	445	383	61	14%	62	16%
Total International	3,277	3,180	2,942	97	3%	238	8%
Intersegment eliminations	(6)	(5)	(4)	(1)	20%	(1)	25%
Total Revenues	$6,037	$5,919	$5,301	$118	2%	$618	12%
Total Revenues
2023 vs. 2022
Total revenues increased by $118 million, or 2%, to $6,037 million for the fiscal year ended September 30, 2023 from $5,919 million for the fiscal year ended September 30, 2022. The prior fiscal year included an additional week, primarily reflected in Recorded Music streaming revenue, and $38 million in Recorded Music and Music Publishing downloads and other digital revenue from the settlement of certain copyright infringement cases (the “Copyright Settlement”). The increase includes $111 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 82% and 18% of total revenues for the fiscal year ended September 30, 2023, respectively, and 84% and 16% of total revenues for the fiscal year ended September 30, 2022, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 46% and 54% of total revenues for each of the fiscal years ended September 30, 2023 and September 30, 2022, respectively.

Total digital revenues after intersegment eliminations increased by $123 million, or 3%, to $3,989 million for the fiscal year ended September 30, 2023 from $3,866 million for the fiscal year ended September 30, 2022, which includes $38 million in downloads and other digital revenue from the Copyright Settlement. Total streaming revenue increased 5% driven by growth across Recorded Music and Music Publishing. The growth in Music Publishing includes the impact in the year and the prior year of $24 million and $20 million, respectively, resulting from a ruling by the Copyright Royalty Board in Phonorecords III upholding higher percentage revenue of U.S. mechanical royalty rates (the “CRB Rate Benefit”). Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2023 were composed of U.S. revenues of $1,993 million and international revenues of $1,998 million, or 50% of total digital revenues for each of U.S. and international revenues. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2022 were composed of U.S. revenues of $1,983 million and international revenues of $1,885 million, or 51% and 49% of total digital revenues, respectively.
Recorded Music revenues decreased by $11 million to $4,955 million for the fiscal year ended September 30, 2023 from $4,966 million for the fiscal year ended September 30, 2022. The decrease includes $99 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $2,184 million and $2,231 million, or 44% and 45% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2023 and September 30, 2022, respectively. International Recorded Music revenues were $2,771 million and $2,735 million, or 56% and 55% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2023 and September 30, 2022, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in physical and artist services and expanded-rights revenues, partially offset by increases in licensing and digital revenues. Physical revenue decreased by $56 million, or 10%, driven by an unfavorable impact of foreign currency exchange rates of $19 million and a lighter release schedule in the first half of the year. Artist services and expanded-rights revenue decreased by $23 million due to an unfavorable impact of foreign currency exchange rates of $12 million, lower merchandising revenue, primarily direct-to-consumer merchandising revenue at EMP, and lower advertising revenue, partially offset by higher concert promotion revenue. Licensing revenue increased by $51 million, which includes growth across broadcast fees, synchronization and other licensing revenue, partially offset by an unfavorable impact of foreign currency exchange rates of $8 million. Digital revenue increased by $17 million, or 1%, which includes an unfavorable impact of foreign currency exchange rates of $60 million and $31 million in downloads and other digital revenue from the Copyright Settlement in the prior year. Revenue from streaming services grew by $64 million, or 2%, to $3,223 million for the fiscal year ended September 30, 2023 from $3,159 million for the fiscal year ended September 30, 2022 and was impacted by unfavorable foreign currency exchange rates of $57 million, or 2%. Streaming revenue reflects a lighter release schedule and the market-related slowdown in ad-supported revenue in the first half of the year, as well as the impact of an additional week in the prior year. Adjusted for the impact of an additional week in the prior year, Recorded Music streaming revenue increased by 4%. The current year included successful releases from Ed Sheeran, Zach Bryan, Dua Lipa and Bailey Zimmerman. Downloads and other digital revenue decreased by $47 million, or 32%, to $99 million for the fiscal year ended September 30, 2023 from $146 million for the fiscal year ended September 30, 2022 due to the Copyright Settlement in the prior year and continued shift to streaming services.
Music Publishing revenues increased by $130 million, or 14%, to $1,088 million for the fiscal year ended September 30, 2023 from $958 million for the fiscal year ended September 30, 2022. U.S. Music Publishing revenues were $582 million and $513 million, or 53% and 54% of consolidated Music Publishing revenues, for the fiscal year ended September 30, 2023 and September 30, 2022, respectively. International Music Publishing revenues were $506 million and $445 million, or 47% and 46% of Music Publishing revenues, for the fiscal year ended September 30, 2023 and September 30, 2022, respectively.
The overall increase in Music Publishing revenue was driven by increases in digital revenue of $106 million, or 19%, performance revenue of $14 million and mechanical revenue of $13 million, partially offset by a decrease in synchronization revenue of $5 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services, the impact of digital deal renewals, which includes the Company’s TikTok renewal, a revenue true-up of $9 million and a $4 million year-over-year increase in the impact of the CRB Rate Benefit, partially offset by $7 million in downloads and other digital revenue from the Copyright Settlement in the prior year and an unfavorable impact of foreign currency exchanges rates of $5 million. Revenue from streaming services grew by $117 million, or 22%, to $656 million for the fiscal year ended September 30, 2023 from $539 million for the fiscal year ended September 30, 2022. Performance revenue increased primarily due to continued recovery from COVID disruption in the first half of the year, partially offset by an unfavorable impact of foreign currency exchange rates of $3 million. Mechanical revenue increased from a higher share of physical sales and timing of distributions, partially offset by an unfavorable impact of foreign currency exchange rates of $2 million. The decrease in synchronization revenue is attributable to lower commercial licensing activity and an unfavorable impact of foreign currency exchange rates of $2 million, partially offset by copyright infringement settlements.
2022 vs. 2021
Total revenues increased by $618 million, or 12%, to $5,919 million for the fiscal year ended September 30, 2022 from $5,301 million for the fiscal year ended September 30, 2021. The 2022 fiscal year included an additional week, primarily reflected in

Recorded Music streaming revenue and $38 million in Recorded Music and Music Publishing downloads and other digital revenue from the Copyright Settlement. Additionally, the 2022 fiscal year included the impact of a new deal with one of the Company’s digital partners affecting Recorded Music streaming revenue. The increase includes $198 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of total revenues for the fiscal year ended September 30, 2022, respectively, and 86% and 14% of total revenues for the fiscal year ended September 30, 2021, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 46% and 54% for the fiscal year ended September 30, 2022, respectively, and 45% and 55% for the fiscal year ended September 30, 2021, respectively.
Total digital revenues after intersegment eliminations increased by $327 million, or 9%, to $3,866 million for the fiscal year ended September 30, 2022 from $3,539 million for the fiscal year ended September 30, 2021, which includes $38 million in downloads and other digital revenue from the Copyright Settlement. Total streaming revenue increased 9% driven by growth across Recorded Music and Music Publishing. Recorded Music streaming revenue included the impact of a new deal with one of the Company’s digital partners. The growth in Music Publishing includes the impact of $20 million resulting from the CRB Rate Benefit. Total digital revenues represented 65% and 67% of consolidated revenues for the fiscal years ended September 30, 2022 and September 30, 2021, respectively. The decrease in digital revenues as a percentage of total revenue is primarily due to the growth of artist services and expanded-rights revenue. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2022 were composed of U.S. revenues of $1,983 million and international revenues of $1,885 million, or 51% and 49% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2021 were composed of U.S. revenues of $1,769 million and international revenues of $1,772 million, or 50% of total digital revenues for each of U.S. and international revenues.
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
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights, licensing and physical revenues. Digital revenue increased by $200 million, or 6%, as a result of the continued growth in streaming services, which was affected by the market-related slowdown in ad-supported revenue, $31 million in downloads and other digital revenue from the Copyright Settlement, strength of releases including current year releases from Ed Sheeran and Silk Sonic as well as carryover success from Dua Lipa, Ed Sheeran and Bruno Mars. Revenue from streaming services grew by $187 million, or 6%, to $3,159 million for the fiscal year ended September 30, 2022 from $2,972 million for the fiscal year ended September 30, 2021. Streaming revenue growth was partially offset by an unfavorable impact of foreign currency exchange rates of $88 million, or 3%. Downloads and other digital revenue increased by $13 million, or 10%, to $146 million for the fiscal year ended September 30, 2022 from $133 million for the fiscal year ended September 30, 2021 due to the Copyright Settlement, partially offset by continued shift to streaming services. Artist services and expanded-rights revenue increased by $168 million primarily due to higher touring activity, which was disrupted by COVID in the prior year, and merchandising revenue, partially offset by an unfavorable impact of foreign currency exchange rates of $37 million. Licensing revenue increased by $40 million, mainly due to higher synchronization and other licensing revenue, partially offset by an unfavorable impact of foreign currency exchange rates of $15 million. Physical revenue increased by $14 million, or 3%, primarily from higher sales due to the success of new releases and an increased demand for vinyl products, partially offset by an unfavorable impact of foreign currency exchange rates of $28 million.
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
The overall increase in Music Publishing revenue was driven by increases in digital revenue of $127 million, or 29%, performance revenue of $37 million, synchronization revenue of $28 million and mechanical revenue of $1 million. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services, the CRB Rate Benefit of $20 million, $7 million in downloads and other digital revenue from the Copyright Settlement and timing of new digital deals, partially offset by a shift in the collection of certain writers’ share income from certain digital service providers. This change has no impact on Music Publishing OIBDA, but results in a slight improvement to OIBDA margin. Revenue from streaming services grew by $121 million, or 29%, to $539 million for the fiscal year ended September 30, 2022 from $418 million for the fiscal year ended September 30, 2021. Performance revenue increased as bars, restaurants, concerts and live events continued to recover from COVID disruption. The increase in synchronization revenue is attributable to higher television and commercial income. Mechanical revenue increase was partially offset by an unfavorable impact of foreign currency exchange rates of $3 million.

Revenue by Geographical Location
2023 vs. 2022
U.S. revenue increased by $22 million, or 1%, to $2,766 million for the fiscal year ended September 30, 2023 from $2,744 million for the fiscal year ended September 30, 2022. U.S. Recorded Music revenue decreased by $47 million, or 2%. The primary driver was the decrease of U.S. Recorded Music digital revenue of $58 million, or 4%. which includes the Copyright Settlement and the impact of an additional week in the prior year. U.S. Recorded Music streaming revenue decreased by $19 million, or 1%, as a result of a lighter release schedule and the market-related slowdown in ad-supported revenue, as well as the impact of an additional week in the prior year. Download and other digital revenue decreased by $39 million due to the Copyright Settlement in the prior year and continued shift to streaming services. Decreases are also attributable to lower U.S. Recorded Music physical revenue of $5 million due to a lighter release schedule. U.S. Recorded Music artist services and expanded-rights revenue decreased by $2 million, primarily driven by lower advertising revenue, partially offset by higher merchandising and other artist services and expanded-rights revenue. The increase in licensing revenue of $18 million is due to growth in synchronization and other licensing revenue. U.S. Music Publishing revenue increased by $69 million, or 13%, to $582 million for the fiscal year ended September 30, 2023 from $513 million for the fiscal year ended September 30, 2022. This was primarily driven by the increase in U.S. Music Publishing of $68 million in digital revenue due to the continued growth in streaming services, the impact of digital deal renewals, which includes the Company’s TikTok renewal, and a $4 million year-over-year increase in the impact of the CRB Rate Benefit, partially offset by $7 million of the Copyright Settlement in the prior year. U.S. Music Publishing streaming revenue increased by $75 million, or 23%. Performance and mechanical revenue both increased by $2 million. The decrease in synchronization revenue of $4 million is due to lower commercial licensing activity, partially offset by copyright infringement settlements.
International revenue increased by $97 million, or 3%, to $3,277 million for the fiscal year ended September 30, 2023 from $3,180 million for the fiscal year ended September 30, 2022. Excluding the unfavorable impact of foreign currency exchange rates, international revenue increased by $208 million, or 7%. International Recorded Music revenue increased by $36 million, or 1%, primarily due to increases in digital revenue of $75 million and licensing revenue of $33 million, partially offset by decreases in physical revenue of $51 million and artist services and expanded-rights revenue of $21 million. International Recorded Music digital revenue increased due to an $83 million, or 5%, increase in streaming revenue which includes the unfavorable impact of foreign currency exchange rates of $57 million. Download and other digital revenues decreased by $8 million. International Recorded Music licensing revenue increased by $33 million including growth in broadcast fees and other licensing revenue, partially offset by the unfavorable impact of foreign currency exchange rates of $8 million. International Recorded Music physical revenue decreased by $51 million, driven by an unfavorable impact of foreign currency exchange rates of $19 million and a lighter release schedule. International Recorded Music artist services and expanded-rights revenue decreased by $21 million due to the unfavorable impact of foreign currency exchange rates of $12 million and lower direct-to-consumer merchandising activity at EMP, partially offset by higher concert promotion revenue. International Music Publishing revenue increased by $61 million, or 14%, to $506 million for the fiscal year ended September 30, 2023 from $445 million for the fiscal year ended September 30, 2022. This was primarily driven by the increase in digital revenue of $38 million, performance revenue of $12 million and mechanical revenue of $11 million. International Music Publishing streaming revenue increased by $42 million, or 19%, which includes a revenue true-up of $9 million, partially offset by an unfavorable impact of foreign currency exchange rates of $4 million. Performance revenue increased driven by continued recovery from COVID disruption in the first half of the year. Higher mechanical revenue is primarily driven by a higher share of physical sales and timing of distributions. Synchronization revenue decreased by $1 million primarily due to an unfavorable impact of foreign currency exchange rates.
2022 vs. 2021
U.S. revenue increased by $381 million, or 16%, to $2,744 million for the fiscal year ended September 30, 2022 from $2,363 million for the fiscal year ended September 30, 2021. U.S. Recorded Music revenue increased by $246 million, or 12%. The primary driver was the increase of U.S. Recorded Music digital revenue of $118 million driven by the continued growth in streaming services and the Copyright Settlement. U.S. Recorded Music streaming revenue increased by $99 million, or 7%. Download and other digital revenue increased by $19 million due to the Copyright Settlement, partially offset by the continued shift to streaming services. U.S. Recorded Music artist services and expanded-rights revenue increased by $66 million, primarily driven by higher merchandising revenues. Increases are also attributable to the increase in U.S. Recorded Music physical revenue of $34 million from higher sales due to the success of new releases and an increased demand for vinyl products. The increase in licensing revenue of $28 million is primarily due to higher synchronization activity. U.S. Music Publishing revenue increased by $135 million, or 36%, to $513 million for the fiscal year ended September 30, 2022 from $378 million for the fiscal year ended September 30, 2021. This was primarily driven by the increase in U.S. Music Publishing of $96 million in digital revenue due to the continued growth in streaming services, the CRB Rate Benefit, the Copyright Settlement and timing of new digital deals, partially offset by a shift in the collection of writer’s share of U.S. digital performance income from certain digital service providers. U.S. Music Publishing streaming revenue increased by $90 million, or 39%. The increase in synchronization revenue of $19 million is due to higher commercial and television income. Performance revenue increased by $18 million driven by recovery from COVID disruption and mechanical revenue increased by $1 million.

International revenue increased by $238 million, or 8%, to $3,180 million for the fiscal year ended September 30, 2022 from $2,942 million for the fiscal year ended September 30, 2021. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $436 million, or 16%. International Recorded Music revenue increased by $176 million primarily due to increases in artist services and expanded-rights revenue of $102 million, digital revenue of $82 million and licensing revenue of $12 million, partially offset by the decrease in physical revenue of $20 million. International Recorded Music artist services and expanded-rights revenue increased by $102 million primarily due to an increase in concert promotion which was disrupted by COVID in the prior year, partially offset by the unfavorable impact of foreign currency exchange rates of $37 million. International Recorded Music digital revenue increased due to an $88 million, or 6%, increase in streaming services, which was partially offset by an unfavorable impact of foreign currency exchange rates of $88 million. International Recorded Music licensing revenue increased by $12 million due to higher synchronization and other licensing revenue, partially offset by the unfavorable impact of foreign currency exchange rates. International Recorded Music physical revenue decreased by $20 million, primarily driven by an unfavorable impact of foreign currency exchange rates, which offset higher sales. International Music Publishing revenue increased by $62 million, or 16%, to $445 million for the fiscal year ended September 30, 2022 from $383 million for the fiscal year ended September 30, 2021. This was primarily driven by the increase in digital revenue of $31 million, performance revenue of $19 million and synchronization revenue of $9 million. International Music Publishing streaming revenue increased by $31 million, or 17%. Performance revenue increased as businesses continued to recover from COVID disruption. Higher synchronization revenue is primarily driven by higher television and commercial income. Mechanical revenue remained constant due an unfavorable impact of foreign currency exchange rates, which offset higher sales.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,998	$1,960	$1,780	$38	2%	$180	10%
Product costs	1,179	1,120	962	59	5%	158	16%
Total cost of revenues	$3,177	$3,080	$2,742	$97	3%	$338	12%
2023 vs. 2022
Our cost of revenues increased by $97 million, or 3%, to $3,177 million for the fiscal year ended September 30, 2023 from $3,080 million for the fiscal year ended September 30, 2022. Expressed as a percentage of revenues, cost of revenues increased to 53% for the fiscal year ended September 30, 2023 from 52% for the fiscal year ended September 30, 2022.
Artist and repertoire costs increased by $38 million, to $1,998 million for the fiscal year ended September 30, 2023 from $1,960 million for the fiscal year ended September 30, 2022. Artist and repertoire costs as a percentage of revenue remained constant at 33% for each of the fiscal years ended September 30, 2023 and September 30, 2022, primarily due to the favorable impact of foreign currency exchange rates, offset by revenue mix.
Product costs increased by $59 million, to $1,179 million for the fiscal year ended September 30, 2023 from $1,120 million for the fiscal year ended September 30, 2022. Product costs as a percentage of revenue increased to 20% for the fiscal year ended September 30, 2023 from 19% for the fiscal year ended September 30, 2022 due to revenue mix from higher third-party distributed label revenue.
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
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$991	$939	$870	$52	6%	$69	8%
Selling and marketing expense	710	792	738	(82)	-10%	54	7%
Distribution expense	125	131	113	(6)	-5%	18	16%
Total selling, general and administrative expense	$1,826	$1,862	$1,721	$(36)	-2%	$141	8%
______________________________________
(1)Includes depreciation expense of $87 million, $76 million and $77 million for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively.
2023 vs. 2022
Total selling, general and administrative expense decreased by $36 million, or 2%, to $1,826 million for the fiscal year ended September 30, 2023 from $1,862 million for the fiscal year ended September 30, 2022. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 30% for the fiscal year ended September 30, 2023 from 31% for the fiscal year ended September 30, 2022.
General and administrative expense increased by $52 million to $991 million for the fiscal year ended September 30, 2023 from $939 million for the fiscal year ended September 30, 2022. The increase in general and administrative expense was mainly due to higher employee related costs, net of savings from the Restructuring Plan, which includes incremental non-cash stock-based compensation and other related expenses of $10 million, the Executive Transition Costs of $7 million, incremental investment in technology of $17 million, the $10 million impact of the mark-to-market adjustment of an earn-out liability in the prior year related to an acquisition, higher depreciation of $11 million, and expenses related to transformation initiatives of $7 million, partially offset by lower acquisition transaction costs, lower severance costs, the impact of an additional week in the prior year and favorable movements in foreign currency exchange rates of $14 million. Expressed as a percentage of revenue, general and administrative expense remained constant at 16% for each of the fiscal years ended September 30, 2023 and September 30, 2022.
Selling and marketing expense decreased by $82 million, or 10%, to $710 million for the fiscal year ended September 30, 2023 from $792 million for the fiscal year ended September 30, 2022. Expressed as a percentage of revenue, selling and marketing expense decreased to 12% for the fiscal year ended September 30, 2023 from 13% for the fiscal year ended September 30, 2022 due to lower variable marketing spend and savings from the Restructuring Plan.
Distribution expense was $125 million for the fiscal year ended September 30, 2023 and $131 million for the fiscal year ended September 30, 2022. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the fiscal years ended September 30, 2023 and September 30, 2022.
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
Restructuring
2023 vs. 2022
For the fiscal year ended September 30, 2023, total restructuring costs were $40 million consisting of severance costs for the Restructuring Plan.
Net gain on divestiture
2023 vs. 2022
During the fiscal year ended September 30, 2023, the Company sold its interest in certain sound recording rights and recorded a pre-tax gain of $41 million, which was recorded as a net gain on divestiture in the accompanying consolidated statement of operations.
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

	For the Fiscal Year Ended September 30,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$430	$551	$304	$(121)	-22%	$247	81%
Income attributable to noncontrolling interest	9	4	3	5	—%	1	33%
Net income	439	555	307	(116)	-21%	248	81%
Income tax expense	170	185	149	(15)	-8%	36	24%
Income before income taxes	609	740	456	(131)	-18%	284	62%
Other expense (income)	36	(151)	9	187	—%	(160)	—%
Interest expense, net	141	125	122	16	13%	3	3%
Loss on extinguishment of debt	4	—	22	4	—%	(22)	-100%
Operating income	790	714	609	76	11%	105	17%
Amortization expense	245	263	229	(18)	-7%	34	15%
Depreciation expense	87	76	77	11	14%	(1)	-1%
OIBDA	$1,122	$1,053	$915	$69	7%	$138	15%
OIBDA
2023 vs. 2022
OIBDA increased by $69 million to $1,122 million for the fiscal year ended September 30, 2023 as compared to $1,053 million for the fiscal year ended September 30, 2022 as a result of higher revenues, lower selling, general and administrative expenses and $41 million of net gain on sale of the Company’s interest in certain sound recording rights, partially offset by costs related to the Restructuring Plan of $40 million and higher cost of revenues. Expressed as a percentage of total revenue, OIBDA margin increased to 19% for the fiscal year ended September 30, 2023 from 18% for the fiscal year ended September 30, 2022 due to the factors that led to the increase in OIBDA noted above.

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
Depreciation expense
2023 vs. 2022
Our depreciation expense increased by $11 million to $87 million for the fiscal year ended September 30, 2023 from $76 million for the fiscal year ended September 30, 2022. This increase is primarily due to an increase in technology capital spend and assets being placed into service.
2022 vs. 2021
Our depreciation expense decreased by $1 million to $76 million for the fiscal year ended September 30, 2022 from $77 million for the fiscal year ended September 30, 2021.
Amortization expense
2023 vs. 2022
Our amortization expense decreased by $18 million, or 7%, to $245 million for the fiscal year ended September 30, 2023 from $263 million for the fiscal year ended September 30, 2022. The decrease is primarily due to certain intangible assets becoming fully amortized.
2022 vs. 2021
Our amortization expense increased by $34 million, or 15%, to $263 million for the fiscal year ended September 30, 2022 from $229 million for the fiscal year ended September 30, 2021. The increase is primarily due to an increase in amortizable intangible assets primarily related to the acquisition of music-related assets.
Operating income
2023 vs. 2022
Our operating income increased by $76 million to $790 million for the fiscal year ended September 30, 2023 from $714 million for the fiscal year ended September 30, 2022. The increase in operating income was due to the factors that led to the increase in OIBDA and lower amortization, partially offset by higher depreciation as noted above.
2022 vs. 2021
Our operating income increased by $105 million to $714 million for the fiscal year ended September 30, 2022 from $609 million for the fiscal year ended September 30, 2021. The increase in operating income was due to the factors that led to the increase in OIBDA, partially offset by higher amortization as noted above.
Loss on extinguishment of debt
2023 vs. 2022
We recorded a loss on extinguishment of debt in the amount of $4 million for the fiscal year ended September 30, 2023, which represents the remaining unamortized discount and deferred financing costs in connection with the redemption of Senior Term Loan Facility Tranche H loans. There was no loss on extinguishment of debt for the fiscal year ended September 30, 2022.
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
Interest expense, net
2023 vs. 2022
Our interest expense, net, increased to $141 million for the fiscal year ended September 30, 2023 from $125 million for the fiscal year ended September 30, 2022 due to higher principal balance related to the issuance of incremental Senior Term Loan Facility and higher interest rates, partially offset by interest income.
2022 vs. 2021
Our interest expense, net, increased to $125 million for the fiscal year ended September 30, 2022 from $122 million for the fiscal year ended September 30, 2021 due to higher principal balance due to the issuance of senior secured notes to partially fund the acquisition of a business and music-related assets.
Other expense (income)
2023 vs. 2022
Other expense for the fiscal year ended September 30, 2023 primarily includes foreign currency losses on our Euro-denominated debt of $61 million, partially offset by currency exchange gains on the Company’s intercompany loans of $24 million.
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
Income tax expense
2023 vs. 2022
Our income tax expense decreased by $15 million to $170 million for the fiscal year ended September 30, 2023 from $185 million for the fiscal year ended September 30, 2022. The decrease of $15 million in income tax expense is primarily due to the impact of lower pre-tax income in the current year and benefit of R&D credits. These benefits were partially offset by an increase in unrecognized tax benefit related to uncertain tax positions, higher withholding taxes and higher portion of the pre-tax income being earned outside of the United States in the current year.
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
Net income
2023 vs. 2022
Net income decreased by $116 million to $439 million for the fiscal year ended September 30, 2023 from $555 million for the fiscal year ended September 30, 2022 as a result of the factors described above.

2022 vs. 2021
Net income increased by $248 million to $555 million for the fiscal year ended September 30, 2022 from $307 million for the fiscal year ended September 30, 2021 as a result of the factors described above.
Noncontrolling interest
2023 vs. 2022
There was $9 million of income attributable to noncontrolling interest for the fiscal year ended September 30, 2023, an increase from $4 million of income attributable to noncontrolling interest for the fiscal year ended September 30, 2022, driven by higher income from non-wholly-owned subsidiaries in the current year.
2022 vs. 2021
There was $4 million of income attributable to noncontrolling interest for the fiscal year ended September 30, 2022 and $3 million of income attributable to noncontrolling interest for the fiscal year ended September 30, 2021.
Business Segment Results
Revenues, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Fiscal Year Ended September 30,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Recorded Music
Revenues	$4,955	$4,966	$4,544	$(11)	—%	$422	9%
Operating income	875	796	733	79	10%	63	9%
OIBDA	1,080	1,023	936	57	6%	87	9%
Music Publishing
Revenues	1,088	958	761	130	14%	197	26%
Operating income	200	139	89	61	44%	50	56%
OIBDA	293	231	174	62	27%	57	33%
Corporate expenses and eliminations
Revenue eliminations	(6)	(5)	(4)	(1)	20%	(1)	25%
Operating loss	(285)	(221)	(213)	(64)	29%	(8)	4%
OIBDA	(251)	(201)	(195)	(50)	25%	(6)	3%
Total
Revenues	6,037	5,919	5,301	118	2%	618	12%
Operating income	790	714	609	76	11%	105	17%
OIBDA	1,122	1,053	915	69	7%	138	15%
Recorded Music
Revenues
2023 vs. 2022
Recorded Music revenue decreased by $11 million to $4,955 million for the fiscal year ended September 30, 2023 from $4,966 million for the fiscal year ended September 30, 2022. U.S. Recorded Music revenues were $2,184 million and $2,231 million, or 44% and 45% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2023 and September 30, 2022, respectively. International Recorded Music revenues were $2,771 million and $2,735 million, or 56% and 55% of consolidated Recorded Music revenues, for the fiscal year ended September 30, 2023 and September 30, 2022, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in physical and artist services and expanded-rights revenues, partially offset by growth in licensing and digital revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

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
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,323	$1,345	$1,291	$(22)	-2%	$54	4%
Product costs	1,179	1,120	962	59	5%	158	16%
Total cost of revenues	$2,502	$2,465	$2,253	$37	2%	$212	9%
2023 vs. 2022
Recorded Music cost of revenues increased by $37 million, or 2%, to $2,502 million for the fiscal year ended September 30, 2023 from $2,465 million for the fiscal year ended September 30, 2022. Expressed as a percentage of Recorded Music revenue, cost of revenues remained constant at 50% for each of the fiscal years ended September 30, 2023 and September 30, 2022.
Artist and repertoire costs as a percentage of revenue remained constant at 27% for each of the fiscal years ended September 30, 2023 and September 30, 2022, primarily due to the favorable impact of foreign currency exchange rates, offset by revenue mix.
Product costs as a percentage of revenue increased to 24% for the fiscal year ended September 30, 2023 from 23% for the fiscal year ended September 30, 2022. The overall increase as a percentage of revenue primarily relates to revenue mix due to higher third-party distributed label revenue.
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

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$604	$623	$569	$(19)	-3%	$54	9%
Selling and marketing expense	695	775	726	(80)	-10%	49	7%
Distribution expense	125	131	113	(6)	-5%	18	16%
Total selling, general and administrative expense	$1,424	$1,529	$1,408	$(105)	-7%	$121	9%
______________________________________
(1)Includes depreciation expense of $50 million, $51 million and $53 million for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively.
2023 vs. 2022
Recorded Music selling, general and administrative expense decreased by $105 million, or 7%, to $1,424 million for the fiscal year ended September 30, 2023 from $1,529 million for the fiscal year ended September 30, 2022. The decrease in general and administrative expense was primarily due to the favorable movements in foreign currency exchange rates of $18 million, legal expenses for the Copyright Settlement in the prior year and lower severance costs, acquisition transaction costs and employee related costs, including savings from the Restructuring Plan, partially offset by the $10 million impact of the mark-to-market adjustment of an earn-out liability in the prior year related to an acquisition. The decrease in selling and marketing expense was primarily due to lower variable marketing spend and savings from the Restructuring Plan. The decrease in distribution expense was primarily due to lower physical and artist services and expanded-rights revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 29% for the fiscal year ended September 30, 2023 from 31% for the fiscal year ended September 30, 2022.
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

Restructuring
2023 vs. 2022
For the fiscal year ended September 30, 2023, total restructuring costs were $40 million consisting of severance costs for the Restructuring Plan.
Net gain on divestiture
2023 vs. 2022
During the fiscal year ended September 30, 2023, the Company sold its interest in certain sound recording rights and recorded a pre-tax gain of $41 million, which was recorded as a net gain on divestiture in the accompanying consolidated statement of operations.
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Operating income	$875	$796	$733	$79	10%	$63	9%
Depreciation and amortization	205	227	203	(22)	-10%	24	12%
OIBDA	$1,080	$1,023	$936	$57	6%	$87	9%
2023 vs. 2022
Recorded Music operating income increased by $79 million to $875 million for the fiscal year ended September 30, 2023 from $796 million for the fiscal year ended September 30, 2022 as a result of lower selling, general and administrative expense, the net gain on sale of the Company’s interest in certain sound recording rights and a decrease in amortization due to certain intangible assets becoming fully amortized, partially offset by lower revenues, higher cost of revenues and costs related to the Restructuring Plan of $40 million.
Recorded Music OIBDA increased by $57 million, to $1,080 million for the fiscal year ended September 30, 2023 from $1,023 million for the fiscal year ended September 30, 2022 due to the factors that led to the increase in Recorded Music operating income noted above, partially offset by lower depreciation and amortization. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin increased to 22% for the fiscal year ended September 30, 2023 from 21% for the fiscal year ended September 30, 2022 due to the factors that led to the increase in OIBDA noted above.
2022 vs. 2021
Recorded Music operating income increased by $63 million to $796 million for the fiscal year ended September 30, 2022 from $733 million for the fiscal year ended September 30, 2021 as a result of higher revenues, partially offset by higher cost of revenues and selling, general and administrative expenses.
Recorded Music OIBDA increased by $87 million, to $1,023 million for the fiscal year ended September 30, 2022 from $936 million for the fiscal year ended September 30, 2021 due to the factors that led to the increase in Recorded Music operating income noted above and an increase in amortizable intangible assets related to the acquisition of music-related assets. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA margin remained constant at 21% for each of the fiscal years ended September 30, 2022 and September 30, 2021 due to strong operating performance, which was offset by revenue mix resulting from the growth of lower-margin revenue streams and an unfavorable impact of foreign currency exchange rates.
Music Publishing
Revenues
2023 vs. 2022
Music Publishing revenues increased by $130 million, or 14%, to $1,088 million for the fiscal year ended September 30, 2023 from $958 million for the fiscal year ended September 30, 2022. U.S. Music Publishing revenues were $582 million and $513 million, or 53% and 54% of consolidated Music Publishing revenues, for the fiscal years ended September 30, 2023 and

September 30, 2022, respectively. International Music Publishing revenues were $506 million and $445 million, or 47% and 46% of consolidated Music Publishing revenues, for the fiscal years ended September 30, 2023 and September 30, 2022, respectively.
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
Cost of revenues
Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$681	$620	$493	$61	10%	$127	26%
Total cost of revenues	$681	$620	$493	$61	10%	$127	26%
2023 vs. 2022
Music Publishing cost of revenues increased by $61 million, or 10%, to $681 million for the fiscal year ended September 30, 2023 from $620 million for the fiscal year ended September 30, 2022. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 63% for the fiscal year ended September 30, 2023 from 65% for the fiscal year ended September 30, 2022, primarily attributable to the favorable impact of foreign currency exchange rates, partially offset by revenue mix.
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
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$114	$110	$99	$4	4%	$11	11%
Selling and marketing expense	3	2	1	1	50%	1	100%
Total selling, general and administrative expense	$117	$112	$100	$5	4%	$12	12%
______________________________________
(1)Includes depreciation expense of $3 million, $5 million and $6 million for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively.

2023 vs. 2022
Music Publishing selling, general and administrative expense increased to $117 million for the fiscal year ended September 30, 2023 from $112 million for the fiscal year ended September 30, 2022. The increase in general and administrative expense was primarily due to higher employee-related costs. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 11% for the fiscal year ended September 30, 2023 from 12% for the fiscal year ended September 30, 2022.
2022 vs. 2021
Music Publishing selling, general and administrative expense increased to $112 million for the fiscal year ended September 30, 2022 from $100 million for the fiscal year ended September 30, 2021. The increase in general and administrative expense was primarily due to higher variable compensation expense related to strong operating performance, employee-related costs and legal expenses for the Copyright Settlement, partially offset by lower restructuring costs. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 12% for the fiscal year ended September 30, 2022 from 13% for the fiscal year ended September 30, 2021.
Operating income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Operating income	$200	$139	$89	$61	44%	$50	56%
Depreciation and amortization	93	92	85	1	1%	7	8%
OIBDA	$293	$231	$174	$62	27%	$57	33%
2023 vs. 2022
Music Publishing operating income increased by $61 million to $200 million for the fiscal year ended September 30, 2023 from $139 million for the fiscal year ended September 30, 2022 as a result of higher revenues, partially offset by higher cost of revenues and selling, general and administrative expense.
Music Publishing OIBDA increased by $62 million, or 27%, to $293 million for the fiscal year ended September 30, 2023 from $231 million for the fiscal year ended September 30, 2022 largely due to the factors that led to the increase in Music Publishing operating income noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin increased to 27% for the fiscal year ended September 30, 2023 from 24% for the fiscal year ended September 30, 2022 due to strong operating performance and the favorable impact of foreign currency exchange rates, partially offset by revenue mix.
2022 vs. 2021
Music Publishing operating income increased by $50 million to $139 million for the fiscal year ended September 30, 2022 from $89 million for the fiscal year ended September 30, 2021 as a result of higher revenues, partially offset by higher cost of revenues and selling, general and administrative expense.
Music Publishing OIBDA increased by $57 million, or 33%, to $231 million for the fiscal year ended September 30, 2022 from $174 million for the fiscal year ended September 30, 2021 largely due to the factors that led to the increase in Music Publishing OIBDA noted above and an increase in amortizable intangible assets related to the acquisition of music-related assets. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA margin increased to 24% for the fiscal year ended September 30, 2022 from 23% for the fiscal year ended September 30, 2021 due to strong operating performance, partially offset by the unfavorable impact of foreign currency exchange rates.

Corporate Expenses and Eliminations
2023 vs. 2022
Our operating loss from corporate expenses and eliminations increased by $64 million to $285 million for the fiscal year ended September 30, 2023 from $221 million for the fiscal year ended September 30, 2022, primarily due to incremental investment in technology of $12 million, higher depreciation of $14 million, recovery of legal expenses for the Copyright Settlement in the prior year of $13 million, higher non-cash stock-based compensation and other related expenses of $10 million, the Executive Transition Costs of $7 million and higher expenses related to transformation initiatives of $7 million, partially offset by the impact of an additional week in the prior year.
Our OIBDA loss from corporate expenses and eliminations increased by $50 million to $251 million for the fiscal year ended September 30, 2023 from $201 million for the fiscal year ended September 30, 2022 due to the operating loss factors noted above.
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

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at September 30, 2023
At September 30, 2023, we had $3.964 billion of debt (which is net of $38 million of premiums, discounts and deferred financing costs), $641 million of cash and equivalents (net debt of $3.323 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $307 million of Warner Music Group Corp. equity. This compares to $3.732 billion of debt (which is net of $41 million of premiums, discounts and deferred financing costs), $584 million of cash and equivalents (net debt of $3.148 billion) and $152 million of Warner Music Group Corp. equity at September 30, 2022.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for fiscal years ended September 30, 2023, 2022 and 2021 have been derived from our consolidated financial statements included elsewhere herein.

	Fiscal Year Ended September 30,
	2023	2022	2021
Cash provided by (used in):
Operating activities	$687	$742	$638
Investing activities	(300)	(824)	(638)
Financing activities	(325)	188	(61)
Operating Activities
Cash provided by operating activities was $687 million for the fiscal year ended September 30, 2023 compared to $742 million for the fiscal year ended September 30, 2022 and $638 million for the fiscal year ended September 30, 2021. The $55 million, or 7%, decrease in cash provided by operating activities during the current year was primarily due to timing of working capital, higher cash interest payments due to higher debt balance and higher interest on variable rate debt and higher cash taxes due to lower available foreign tax credits to shield U.S. taxable income coupled with higher forecasted taxable income.
The increase in cash provided by operating activities for the fiscal year ended September 30, 2022 compared to the fiscal year ended September 30, 2021 was primarily due to strong operating performance and timing of working capital.
Investing Activities
Cash used in investing activities was $300 million for the fiscal year ended September 30, 2023 compared to $824 million for the fiscal year ended September 30, 2022 and $638 million for the fiscal year ended September 30, 2021.
Cash used in investing activities of $300 million for the fiscal year ended September 30, 2023 consisted of $126 million relating to investments and acquisitions of businesses, $114 million to acquire music-related assets, and $127 million relating to capital expenditures, partially offset by $45 million of proceeds from divestitures and $22 million of proceeds from the sale of investments.
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
Financing Activities
Cash used in financing activities was $325 million for the fiscal year ended September 30, 2023 compared to cash provided by financing activities of $188 million for the fiscal year ended September 30, 2022 and cash used in financing activities of $61 million for the fiscal year ended September 30, 2021.

The $325 million of cash used in financing activities for the fiscal year ended September 30, 2023 consisted of cash paid to settle deferred consideration related to prior year acquisitions of music publishing rights and music catalogs of $133 million, repayment of Senior Term Loan Facility Tranche H loans of $150 million, dividends paid of $340 million, deferred financing costs of $3 million, distributions to noncontrolling interest holders of $12 million, redemption of noncontrolling interest of $1 million and repayment of Term Loan Mortgage of $1 million, partially offset by proceeds from the Senior Term Loan Facility Tranche G loans of $149 million, proceeds from the Senior Term Loan Facility Tranche H loans of $147 million and proceeds from the Term Loan Mortgage of $19 million.
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
There were no drawdowns on the Revolving Credit Facility during the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021.
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
We are continuing our financial transformation initiative, launched in August 2019, to upgrade our information technology and finance infrastructure, including related systems and processes, for which we currently expect upfront costs to be approximately $235 million, which includes capital expenditures of approximately $100 million. The timing of global deployment has been delayed as the size and scale of this global system implementation requires rigorous system testing and data validation to ensure go-live readiness. To address these implementation requirements, we are deploying our new technology platform in a wave-based approach. In 2023, we successfully launched certain components of our new technology platform in select territories in two successful waves in April and August and will continue to deploy the platform to remaining territories through fiscal year 2024 and into fiscal year 2025. Annualized run-rate savings from the financial transformation initiative are expected to be between approximately $35 million and $40 million, once fully implemented and we expect to achieve benefits through the implementation of the platform including process and data standardization, improved security and compliance, operational efficiencies and enhanced productivity. We expect that our primary sources of liquidity will be sufficient to fund these expenditures.
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BB+ in July 2021 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba2 in April 2023. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.1% as of September 30, 2023. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.

Term Loan Mortgage Agreement
On January 27, 2023, Acquisition Corp., along with Warner Records Inc. and Warner Music Inc., entered into an agreement with Truist Bank, which provides for a term loan of $19 million (“Term Loan Mortgage”) secured by the Company’s real estate properties in Nashville, Tennessee. Interest on the Term Loan Mortgage will accrue at a rate of 30-day Secured Overnight Financing Rate (“SOFR”) plus the applicable margin of 1.40% subject to a zero floor. Equal principal installments and interest are due monthly.
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
On March 23, 2023, Acquisition Corp. entered into an amendment (the “Fourth Revolving Credit Agreement Amendment”) to the Revolving Credit Agreement among Acquisition Corp. and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Fourth Revolving Credit Agreement Amendment provides for the replacement of LIBOR-based rates with a SOFR-based rate and other rates for alternate currencies, such as EURIBOR and SONIA. We utilized the expedients set forth in FASB Topic 848, Reference Rate Reform (“ASC 848”) including those relating to derivative instruments used in hedging relationships. This transition does not result in a financial impact to our consolidated financial statements.
Acquisition Corp. is the borrower under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $300 million and includes a $90 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving SOFR”) plus 1.875% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving SOFR plus 1.00% per annum, plus, in each case, 0.875% per annum; provided that, for each of clauses (i) and (ii), the applicable margin with respect to such loans is subject to adjustment upon achievement of certain leverage ratios as set forth in a leverage-based pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.84x at September 30, 2023, the applicable margin for Eurodollar loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement).
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

Voluntary reductions of the unutilized portion of the Commitments under the Revolving Credit Facility are permitted at any time in certain minimum principal amounts, without premium or penalty. Voluntary prepayments of borrowings under the Revolving Credit Facility are permitted at any time in certain minimum principal amounts, subject to reimbursement of the lenders’ redeployment costs actually incurred in the case of a prepayment of SOFR-based borrowings other than on the last day of the relevant interest period.
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
On May 10, 2023, Acquisition Corp. entered into an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement among Acquisition Corp., the guarantors party thereto and Credit Suisse AG, as administrative agent. The Senior Term Loan Credit Agreement Amendment provides for the replacement of LIBOR-based rates with a SOFR-based rate. We utilized the expedients set forth in ASC 848, including those relating to derivative instruments used in hedging relationships. This transition does not result in a financial impact to our consolidated financial statements.
On June 30, 2023, Acquisition Corp. entered into an increase supplement (the “Third Increase Supplement”) to the Senior Term Loan Credit Agreement among Acquisition Corp., the guarantors party thereto, the lender party thereto and Credit Suisse AG, as administrative agent, pursuant to which Acquisition Corp. has borrowed additional Tranche G term loans in an amount equal to $150 million, the proceeds of which have been used to prepay the Tranche H term loans in full (see “Senior Term Loan Facility Amendment”), for an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of $1,295 million. The Company recorded a loss on extinguishment of debt of approximately $4 million for the fiscal year ended September 30, 2023, which represents the remaining unamortized discount and deferred financing costs of the Tranche H term loan.
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

Interest Rates and Fees
Term loan borrowings under the Senior Term Loan Credit Agreement bear interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) an adjusted scheduled overnight financing rate, SOFR, not less than 0.00% per annum plus a borrowing margin of 2.125% per annum or (ii) an alternative base rate plus a borrowing margin of 1.125% per annum.
Prepayments
The Senior Term Loan Facility is subject to mandatory prepayment and reduction in an amount equal to (a) 50% of excess cash flow (as defined in the Senior Term Loan Credit Agreement), with reductions to 25% and zero based upon achievement of a net senior secured leverage ratio of less than or equal to 4.50:1.00 or 4.00:1.00, respectively, (b) 100% of the net cash proceeds received from the incurrence of indebtedness by the Term Loan Borrower or any of its restricted subsidiaries (other than indebtedness permitted under the Senior Term Loan Facility) and (c) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property by the Term Loan Borrower and its restricted subsidiaries (including certain insurance and condemnation proceeds) in excess of $75 million and subject to the right of the Term Loan Borrower and its restricted subsidiaries to reinvest such proceeds within a specified period of time, and other exceptions. Voluntary prepayments of borrowings under the Senior Term Loan Facility are permitted at any time, in minimum principal amounts of $1 million or a whole multiple of $500,000 in excess thereof, subject to reimbursement of the lenders’ redeployment costs actually incurred in the case of a prepayment of adjusted SOFR borrowings other than on the last day of the relevant interest period.
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
3.750% Senior Secured Notes
On November 17, 2021, Acquisition Corp. priced $540 million in aggregate principal amount of its 3.750% Senior Secured Notes due 2029 (the “3.750% Senior Secured Notes,” together with the 3.875% Senior Secured Notes, the 2.750% Senior Secured Notes, the 3.000% Senior Secured Notes and the 2.250% Senior Secured Notes, the “Secured Notes”). We issued the 3.750% Senior Secured Notes on November 24, 2021 under the Senior Secured Base Indenture, as supplemented by the Sixth Supplemental Indenture, dated as of November 24, 2021, among Acquisition Corp., the guarantors party thereto and the Trustee (the “3.750% Supplemental Indenture,” together with the Senior Secured Base Indenture, the 3.875% Supplemental Indenture, the 2.750% Supplemental Indenture, the 3.000% Supplemental Indenture and the 2.250% Supplemental Indenture, the “Secured Notes Indenture”).
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
Existing Debt as of September 30, 2023
As of September 30, 2023, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2028	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	343
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	471
3.000% Senior Secured Notes due 2031	800
Term Loan Mortgage	18
Total long-term debt, including the current portion	$4,002
Issuance premium less unamortized discount and unamortized deferred financing costs	(38)
Total long-term debt, including the current portion, net	$3,964
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $2 million at September 30, 2023. There were no loans outstanding under the Revolving Credit Facility at September 30, 2023.
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
On August 14, 2023, the Company’s board of directors declared a cash dividend of $0.17 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid on September 1, 2023.
The Company paid cash dividends to stockholders and participating security holders of $340 million, $318 million and $265 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of September 30, 2023.
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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended September 30, 2023, for the twelve months ended September 30, 2022 and for the three months ended September 30, 2023 and September 30, 2022. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended September 30, 2023. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Net Income	$439	$555	$154	$150
Income tax expense	170	185	58	37
Interest expense, net	141	125	36	31
Depreciation and amortization	332	339	79	82
Loss on extinguishment of debt (a)	4	—	—	—
Net losses (gains) on divestitures and sale of securities (b)	(42)	9	—	—
Restructuring costs (c)	58	22	9	11
Net hedging and foreign exchange (gains) losses (d)	43	(195)	(37)	(67)
Transaction costs (e)	3	8	3	—
Business optimization expenses (f)	68	54	24	11
Non-cash stock-based compensation expense (g)	49	39	8	5
Other non-cash charges (h)	—	23	(1)	11
Pro forma impact of cost savings initiatives and specified transactions (i)	46	32	7	5
Adjusted EBITDA	$1,311	$1,196	$340	$276
Senior Secured Indebtedness (j)	$3,726
Leverage Ratio (k)	2.84x
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
(f)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $14 million and $48 million related to our finance transformation and other related costs for the three and twelve months ended September 30, 2023, respectively, as well as $9 million and $40 million for the three and twelve months ended September 30, 2022, respectively.
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
(i)Reflects expected savings resulting from transformation initiatives and the pro forma impact of certain specified transactions for the three and twelve months ended September 30, 2023. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $2 million increase in the twelve months ended September 30, 2023 Adjusted EBITDA.
(j)Reflects primarily the balance of senior secured debt at Acquisition Corp. of approximately $3.964 billion and less cash of $250 million.
(k)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of September 30, 2023 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $105 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $105 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit

Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
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

Contractual and Other Obligations
Firm Commitments
The following table summarizes the Company’s aggregate contractual obligations at September 30, 2023, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Firm Commitments and Outstanding Debt	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(in millions)
Senior Secured Notes (1)	$—	$—	$343	$2,346	$2,689
Interest on Senior Secured Notes (1)	85	170	170	164	589
Senior Term Loan Facility (1)	—	—	1,295	—	1,295
Interest on Senior Term Loan Facility (1)	97	163	100	—	360
Term Loan Mortgage (1)	—	—	—	18	18
Interest on Term Loan Mortgage (1)	1	2	2	3	8
Operating leases (2)	56	104	98	104	362
Artist, songwriter and co-publisher commitments (3)	383	*	*	*	383
Minimum funding commitments to investees and other obligations (4)	18	27	1	—	46
Total firm commitments and outstanding debt	$640	$466	$2,009	$2,635	$5,750
______________________________________
The following is a description of our firmly committed contractual obligations at September 30, 2023:
(1)Outstanding debt obligations consist of the Senior Secured Notes, Senior Term Loan Facility and the Term Loan Mortgage. These obligations have been presented based on the principal amounts due as of September 30, 2023. Amounts do not include any fair value adjustments, bond premiums, discounts or unamortized deferred financing costs.
(2)Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world.
(3)The Company routinely enters into long-term commitments with recording artists, songwriters and publishers for the future delivery of music. Such commitments generally become due only upon delivery and Company acceptance of albums from the recording artists or future musical compositions from songwriters and publishers. Additionally, such commitments are typically cancellable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, off-balance sheet aggregate firm commitments to such talent approximated $383 million at September 30, 2023. The aggregate firm commitments expected for the next twelve-month period based on contractual obligations and the Company’s expected release schedule approximates $236 million at September 30, 2023.
(4)We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above. Other long-term liabilities, which are not included in the table above, include $13 million and $8 million of liabilities for uncertain tax positions as of September 30, 2023 and September 30, 2022, respectively. We are unable to accurately predict when these amounts will be realized or released.
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
As of September 30, 2023, we had recorded goodwill in the amount of $1.993 billion, including $1.529 billion and $464 million for our Recorded Music and Music Publishing businesses, respectively, primarily related to the Merger and PLG Acquisition. As of September 30, 2023, we had recorded indefinite-lived intangible assets of $149 million. We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year as of July 1. We performed a qualitative assessment for our reporting units and other indefinite-lived intangible assets in fiscal 2023. This assessment considered changes in our projected future cash flows and discount rates, recent market transactions and overall macroeconomic conditions. Based on this assessment, we concluded that it was more likely than not that the estimated fair values of our reporting units and other indefinite-lived intangible assets were higher than their carrying values and that the performance of a quantitative impairment test was not required.
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
We had $2,219 million and $1,918 million of royalty payables in our balance sheet at September 30, 2023 and September 30, 2022, respectively.
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
We had $1,101 million and $875 million of advances in our balance sheet at September 30, 2023 and September 30, 2022, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included elsewhere herein for more information regarding recently issued accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 17 to our consolidated financial statements included herein, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2023, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2022.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our euro-denominated debt, which can offset declines in the euro. As of September 30, 2023, the Company had no outstanding hedge contracts.
Interest Rate Risk
We had $4.002 billion of principal debt outstanding at September 30, 2023, of which $1.313 billion was variable-rate debt and $2.689 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At September 30, 2023, 67% of the Company’s debt was at a fixed rate. In addition, as of September 30, 2023, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month SOFR rate. To manage interest rate risk on $1,313 million of U.S. dollar-denominated variable-rate debt, the Company has entered into an interest rate swap to effectively convert the floating interest rate to a fixed interest rate on a portion of its variable-rate debt. As a result, as of September 30, 2023, 80% of the Company’s debt was effectively at a fixed rate.
Based on the level of interest rates prevailing at September 30, 2023, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.525 billion. Further, as of September 30, 2023, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $32 million or increase the fair value of the fixed-rate debt by approximately $33 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
WARNER MUSIC GROUP CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Warner Music Group Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended September 30, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 21, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over Recorded Music digital revenue
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company generated $3,322 million of digital revenues within the Recorded Music segment for the year ended September 30, 2023. The Company’s Recorded Music digital revenue recognition process involves a high volume of royalty transactions dependent on several information technology (IT) applications responsible for the initiation, processing, and recording of transactions in accordance with the Company’s accounting policy.
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
November 21, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Warner Music Group Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Warner Music Group Corp. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended September 30, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated November 21, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
New York, New York
November 21, 2023

Warner Music Group Corp.
Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)

	September 30, 2023	September 30, 2022
Assets
Current assets:
Cash and equivalents	$641	$584
Accounts receivable, net of allowances of $19 million and $19 million	1,120	984
Inventories	126	108
Royalty advances expected to be recouped within one year	413	372
Prepaid and other current assets	102	91
Total current assets	2,402	2,139
Royalty advances expected to be recouped after one year	688	503
Property, plant and equipment, net	458	415
Operating lease right-of-use assets, net	245	226
Goodwill	1,993	1,920
Intangible assets subject to amortization, net	2,353	2,239
Intangible assets not subject to amortization	149	145
Deferred tax assets, net	32	29
Other assets	225	212
Total assets	$8,545	$7,828
Liabilities and Equity
Current liabilities:
Accounts payable	$300	$268
Accrued royalties	2,219	1,918
Accrued liabilities	533	457
Accrued interest	18	17
Operating lease liabilities, current	41	40
Deferred revenue	371	423
Other current liabilities	57	245
Total current liabilities	3,539	3,368
Long-term debt	3,964	3,732
Operating lease liabilities, noncurrent	255	241
Deferred tax liabilities, net	216	220
Other noncurrent liabilities	141	99
Total liabilities	$8,115	$7,660
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 138,345 and 137,199 shares issued and outstanding as of September 30, 2023 and September 30, 2022, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 377,650 and 377,650 issued and outstanding as of September 30, 2023 and September 30, 2022, respectively	1	1
Additional paid-in capital	2,015	1,975
Accumulated deficit	(1,387)	(1,477)
Accumulated other comprehensive loss, net	(322)	(347)
Total Warner Music Group Corp. equity	307	152
Noncontrolling interest	123	16
Total equity	430	168
Total liabilities and equity	$8,545	$7,828
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)

	Fiscal Year Ended September 30,
	2023	2022	2021
Revenue	$6,037	$5,919	$5,301
Costs and expenses:
Cost of revenue	(3,177)	(3,080)	(2,742)
Selling, general and administrative expenses (a)	(1,826)	(1,862)	(1,721)
Restructuring	(40)	—	—
Amortization expense	(245)	(263)	(229)
Total costs and expenses	(5,288)	(5,205)	(4,692)
Net gain on divestiture	41	—	—
Operating income	790	714	609
Loss on extinguishment of debt	(4)	—	(22)
Interest expense, net	(141)	(125)	(122)
Other (expense) income, net	(36)	151	(9)
Income before income taxes	609	740	456
Income tax expense	(170)	(185)	(149)
Net income	439	555	307
Less: Income attributable to noncontrolling interest	(9)	(4)	(3)
Net income attributable to Warner Music Group Corp.	$430	$551	$304

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.82	$1.06	$0.58
Class B – Basic and Diluted	$0.82	$1.06	$0.58
Weighted average common shares:
Class A – Basic and Diluted	138,070	133,662	110,561
Class B – Basic and Diluted	377,650	381,046	402,912

(a) Includes depreciation expense:	$(87)	$(76)	$(77)
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income
(In millions)

	Fiscal Year Ended September 30,
	2023	2022	2021
Net income	$439	$555	$307
Other comprehensive income (loss), net of tax:
Foreign currency adjustment, net	36	(184)	7
Deferred (loss) gain on derivative financial instruments	(12)	30	12
Minimum pension liability	1	9	1
Other comprehensive income (loss), net of tax	25	(145)	20
Total comprehensive income	464	410	327
Less: Income attributable to noncontrolling interest	(9)	(4)	(3)
Comprehensive income attributable to Warner Music Group Corp.	$455	$406	$324
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Year Ended September 30,
	2023	2022	2021
Cash flows from operating activities
Net income	$439	$555	$307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332	339	306
Unrealized losses (gains) and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	38	(169)	3
Deferred income taxes	(13)	13	27
Loss on extinguishment of debt	4	—	22
Net loss (gain) on divestitures and investments	(45)	46	4
Non-cash interest expense	2	6	5
Non-cash stock-based compensation expense	49	39	45
Changes in operating assets and liabilities:
Accounts receivable, net	(113)	(195)	(58)
Inventories	(12)	(22)	(19)
Royalty advances	(191)	(94)	(332)
Accounts payable and accrued liabilities	77	(21)	91
Royalty payables	256	158	217
Accrued interest	1	3	(16)
Operating lease liabilities	(4)	(6)	(3)
Deferred revenue	(58)	86	47
Other balance sheet changes	(75)	4	(8)
Net cash provided by operating activities	687	742	638
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(114)	(191)	(481)
Capital expenditures	(127)	(135)	(93)
Investments and acquisitions of businesses, net of cash received	(126)	(509)	(64)
Proceeds from the sale of investments	22	11	—
Proceeds from divestitures, net	45	—	—
Net cash used in investing activities	(300)	(824)	(638)
Cash flows from financing activities
Proceeds from incremental Senior Term Loan Facility - Tranche G	149	—	—
Proceeds from incremental Senior Term Loan Facility - Tranche H	147	—	325
Repayment of Senior Term Loan Facility - Tranche H	(150)	—	—
Proceeds from Nashville Term Loan Mortgage	19	—	—
Repayment of Term Loan Mortgage	(1)	—	—
Proceeds from issuance of 3.750% Senior Secured Notes due 2029	—	535	—
Proceeds from issuance of 3.000% Senior Secured Notes due 2031	—	—	244
Proceeds from issuance of 2.250% Senior Secured Notes due 2031	—	—	524
Repayment of 5.500% Senior Notes due 2026	—	—	(325)
Repayment of 3.625% Senior Secured Notes due 2026	—	—	(524)
Deferred financing costs paid	(3)	(5)	(12)
Call premiums paid on early redemption of debt	—	—	(21)
Distribution to noncontrolling interest holders	(12)	(6)	(7)
Dividends paid	(340)	(318)	(265)
Payment of deferred and contingent consideration	(133)	(7)	—
Taxes paid related to net share settlement of restricted stock units	—	(6)	—
Other	(1)	(5)	—
Net cash (used in) provided by financing activities	(325)	188	(61)
Effect of exchange rate changes on cash and equivalents	(5)	(21)	7
Net increase (decrease) in cash and equivalents	57	85	(54)
Cash and equivalents at beginning of period	584	499	553
Cash and equivalents at end of period	$641	$584	$499
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)
	Shares	Value	Shares	Value
Balances at September 30, 2020	88,578	$—	421,450	$1	$1,907	$(1,749)	$(222)	$(63)	$18	$(45)
Net income	—	—	—	—	—	304	—	304	3	307
Other comprehensive income, net of tax	—	—	—	—	—	—	20	20	—	20
Dividends ($0.51 per share)	—	—	—	—	—	(265)	—	(265)	—	(265)
Stock-based compensation expense	—	—	—	—	35	—	—	35	—	35
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(7)	(7)
Exchange of Class B shares for Class A shares	19,234	—	(19,234)	—	—	—	—	—	—	—
Shares issued under the Plan	4,321	—	—	—	—	—	—	—	—	—
Conversion of Class B shares to Class A shares	10,245	—	(10,245)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	36	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	1	1
Balances at September 30, 2021	122,414	$—	391,971	$1	$1,942	$(1,710)	$(202)	$31	$15	$46
Net income	—	—	—	—	—	551	—	551	4	555
Other comprehensive loss, net of tax	—	—	—	—	—	—	(145)	(145)	—	(145)
Dividends ($0.61 per share)	—	—	—	—	—	(318)	—	(318)	—	(318)
Stock-based compensation expense	—	—	—	—	43	—	—	43	—	43
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6)	(6)
Vesting of restricted stock units, net of shares withheld for employee taxes	277	—	—	—	(6)	—	—	(6)	—	(6)
Conversion of Class B shares to Class A shares	14,321	—	(14,321)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	187	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	(4)	—	—	(4)	3	(1)
Balances at September 30, 2022	137,199	$—	377,650	$1	$1,975	$(1,477)	$(347)	$152	$16	$168
Net income	—	—	—	—	—	430	—	430	9	439
Other comprehensive income, net of tax	—	—	—	—	—	—	25	25	—	25
Dividends ($0.65 per share)	—	—	—	—	—	(340)	—	(340)	—	(340)
Stock-based compensation expense	—	—	—	—	39	—	—	39	—	39
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(12)	(12)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	112	112
Shares issued under the Plan	869	—	—	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	277	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	1	—	—	1	(2)	(1)
Balances at September 30, 2023	138,345	$—	377,650	$1	$2,015	$(1,387)	$(322)	$307	$123	$430
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
Access continues to hold all of the Class B common stock of the Company, par value $0.001 per share (“Class B Common Stock”), representing approximately 98% of the total combined voting power of the Company’s outstanding common stock and approximately 73% of the economic interest as of September 30, 2023. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ. See Item 1A. Risk Factors — Risks Related to Our Controlling Stockholder.
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
Prior to the start of the 2023 fiscal year, the Company maintained a 52-53 week fiscal year ending on the last Friday in each reporting period. The 2022 fiscal year ended on September 30, 2022 and the 2021 fiscal year ended on September 24, 2021. For convenience purposes, the Company dates its financial statements as of September 30 for these periods. The 2022 fiscal year included 53 weeks, and the 2021 fiscal year included 52 weeks. The additional week in fiscal year 2022 fell in the fiscal quarter ended December 31, 2021. Accordingly, the results of operations for the 2022 fiscal year reflect 53 weeks compared to 52 weeks for the 2021 fiscal year. Starting with the 2023 fiscal year, the Company transitioned to a reporting calendar in which the reporting periods end on the last day of the calendar quarter. The Company’s fiscal year begins on October 1 and ends on September 30 of each year. The Company is not required to file a transition report because this change is not deemed to be a change in fiscal year for purposes of reporting under the Exchange Act pursuant to relevant Securities and Exchange Commission guidance.
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
Cash and Equivalents
The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company includes checks outstanding at year end as a component of accounts payable, instead of a reduction in its cash balance where there is not a right of offset in the related bank accounts. The Company maintains certain cash deposits in excess of FDIC insurance limits.
Accounts Receivable
Credit is extended to customers based upon an evaluation of the customer’s financial condition. Accounts receivable are recorded net of an allowance for current expected credit losses.
Refund Liabilities and Allowance for Credit Losses
Management’s estimate of Recorded Music physical products that will be returned, and the amount of receivables that will ultimately be collected is an area of judgment affecting reported revenues and operating income. In determining the estimate of physical product sales that will be returned, management analyzes vendor sales of product, historical return trends, current economic conditions, changes in customer demand and commercial acceptance of the Company’s products. Based on this information, management reserves a percentage of each dollar of physical product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale.
Similarly, the Company monitors customer credit losses related to accounts receivable. Judgments and estimates are involved in evaluating if accounts receivable will ultimately be fully collected. On an ongoing basis, the Company tracks customer exposure based on news reports, ratings agency information, reviews of customer financial data and direct dialogue with customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the payment terms previously granted to them should be modified. The Company also monitors payment levels from customers, and an allowance for estimated credit losses is maintained based on such payment levels, historical experience, management’s views on trends in the overall receivable aging, for larger accounts, analyses of specific risks per customer, and reasonable and supportable forecasts of the economic and geopolitical conditions that may exist through the contractual life of the receivable. The Company will write off receivables only when they are deemed no longer collectible.
Concentration of Credit Risk
Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. As of September 30, 2023 and September 30, 2022, Spotify AB represented 18% and 17%, respectively, of the Company’s accounts receivable balance. No other single customer accounted for more than 10% of accounts receivable in either period. The Company, by policy, routinely assesses the financial strength of its customers. As such, the Company does not believe there is any significant collection risk.
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
The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to long-term, fixed-rate debt (see Note 20) and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.
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

Accounting for Goodwill and Other Intangible Assets
In accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), the Company accounts for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents synergies and economies of scale expected from the combination of services and is determined based on the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Pursuant to this guidance, the Company does not amortize the goodwill balance and instead, performs an annual impairment test to assess the fair value of goodwill over its carrying value. Identifiable intangible assets with finite lives are amortized over their useful lives.
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
Foreign currency transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a foreign currency other than the functional currency. The Company recorded foreign currency transaction gains of $4 million, losses of $11 million and losses of $0 million within operating income on the consolidated statement of operations during the years ended September 30, 2023, 2022 and 2021, respectively. The Company recorded foreign currency transaction losses of $37 million, gains of $185 million and losses of $8 million within other (expense) income, net on the consolidated statement of operations during the years ended September 30, 2023, 2022 and 2021, respectively.

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

Advertising
As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”), advertising costs are expensed as incurred. Advertising expense amounted to approximately $136 million, $155 million and $149 million for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material for all periods presented.
Stock-Based Compensation
The Company accounts for stock-based payments in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). Stock-based compensation consists primarily of restricted stock units (“RSUs”) granted to eligible employees and executives under the Omnibus Incentive Plan. The Company measures compensation expense for RSUs based on the fair value of the award on the date of grant. The grant date fair value is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The Company accounts for forfeitures as they occur. Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally four years.
The Company also grants restricted stock to the Company’s directors. The Company recognizes stock-based compensation expense equal to the grant date fair value of the restricted stock, based on the closing stock price on grant date, on a straight-line basis over the requisite service period of the awards, which is generally one year.
The Company also grants market-based performance share units (“PSUs”) to our Chief Executive Officer whereby the PSU award payout is determined based on the Company’s total shareholder return compared to a designated peer group. The Company recognizes stock-based compensation expense based on the grant date fair value of the PSUs using a Monte Carlo simulation model analysis, on a straight-line basis over the requisite service period of the awards, which is approximately three years.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendment provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified that certain optional expedients and exceptions in ASC Topic 848, Reference Rate Reform (“ASC 848”) apply to derivative instruments that are affected by the discounting transition due to reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date, which extended the period in which ASC 848 may be applied until December 31, 2024. These ASUs were effective upon issuance and may be applied prospectively to contract modifications and hedging relationships entered into or evaluated through December 31, 2024. The Revolving Credit Facility and Senior Term Loan Facility were amended during the fiscal year ended September 30, 2023 as further described in Note 10.
Accounting Pronouncements Not Yet Adopted
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”). The amendment clarifies the accounting for leasehold improvements for leases between entities under common control. Specifically, the ASU 2023-01 requires that leasehold improvements associated with common control leases be both: (1) amortized by the lessee over the useful life of the leasehold improvement to the common control group, regardless of the lease term, and (2) accounted for as an adjustment to equity when leasehold improvements are transferred between entities under common control when the lessee no longer controls the leasehold improvements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements.
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021.
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
The following table sets forth the calculation of basic and diluted net income per common share under the two-class method (in millions, except share amounts, which are reflected in thousands, and per share data):

	Fiscal Year Ended September 30,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$119	$311	$149	$402	$68	$236
Less: Net income attributable to participating securities	(6)	—	(7)	—	(4)	—
Net income attributable to common stockholders	$113	$311	$142	$402	$64	$236
Denominator
Weighted average shares outstanding	138,070	377,650	133,662	381,046	110,561	402,912
Basic and Diluted EPS	$0.82	$0.82	$1.06	$1.06	$0.58	$0.58
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
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Fiscal Year Ended September 30,
	2023	2022	2021
	(in millions)
Revenue by Type
Digital	$3,322	$3,305	$3,105
Physical	507	563	549
Total Digital and Physical	3,829	3,868	3,654
Artist services and expanded-rights	744	767	599
Licensing	382	331	291
Total Recorded Music	4,955	4,966	4,544
Performance	173	159	122
Digital	669	563	436
Mechanical	63	50	49
Synchronization	167	172	144
Other	16	14	10
Total Music Publishing	1,088	958	761
Intersegment eliminations	(6)	(5)	(4)
Total Revenues	$6,037	$5,919	$5,301
Revenue by Geographical Location
U.S. Recorded Music	$2,184	$2,231	$1,985
U.S. Music Publishing	582	513	378
Total U.S.	2,766	2,744	2,363
International Recorded Music	2,771	2,735	2,559
International Music Publishing	506	445	383
Total International	3,277	3,180	2,942
Intersegment eliminations	(6)	(5)	(4)
Total Revenues	$6,037	$5,919	$5,301
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
Based on management’s analysis of sales returns, refund liabilities of $19 million and $19 million were established at September 30, 2023 and September 30, 2022, respectively.
Based on management’s analysis of estimated credit losses, reserves of $19 million and $19 million were established at September 30, 2023 and September 30, 2022, respectively.
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
Deferred revenue increased by $724 million during the fiscal year ended September 30, 2023 and $666 million during the fiscal year ended September 30, 2022 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenue recognized during the fiscal years ended September 30, 2023 and 2022 which was included in the deferred revenue balance at the beginning of each respective period was $393 million and $274 million. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the fiscal years ended September 30, 2023, 2022 and 2021, the Company recognized revenue of $91 million, $59 million and $64 million, respectively, from performance obligations satisfied in previous periods.

Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts containing fixed fees, advances and minimum guarantees. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2023 are as follows:

	FY24	FY25	FY26	Thereafter	Total
	(in millions)
Remaining performance obligations	$637	$128	$7	$6	$778
Total	$637	$128	$7	$6	$778
5. Acquisitions
TenThousand Projects
On August 25, 2023, the Company purchased 51% of the issued and outstanding equity securities of TenThousand Projects Holdings LLC (“TenThousand Projects”), an independent U.S. record label, pursuant to the terms of the unit purchase agreement of the same date among Warner Music Inc., a wholly-owned subsidiary of the Company, TenThousand Projects LLC, and Ten Thousand Projects Holdings LLC (the “Unit Purchase Agreement”). The consideration transferred on the acquisition date was approximately $98 million which was comprised of the base purchase price of $102 million and the preliminary working capital adjustments, primarily comprised of cash acquired, net of a deferred purchase price of $12 million which is payable on or prior to one year from the acquisition date.
The acquisition of TenThousand Projects was accounted for as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting, as the Company had acquired a controlling financial interest in TenThousand Projects. The results of operations of TenThousand Projects have been included in the Company’s results of operations from the date of the acquisition.
The preliminary estimate of the fair value of the net assets acquired was approximately $21 million and primarily consisted of royalty advances. The preliminary estimate of the fair value of identifiable intangible assets subject to amortization was approximately $153 million and consists of a recorded music catalog, artist and songwriting contracts, and trademarks which have a preliminary fair value of $99 million, $49 million, and $5 million, respectively. The weighted-average useful lives of these intangible assets identified are consistent with the average remaining useful lives of such intangible assets previously acquired by the Company as disclosed in Note 9. The preliminary estimate of the fair value of the noncontrolling interest in the acquiree was approximately $106 million and was determined using the implied enterprise value of the business based on the purchase price. The excess of the purchase price over the preliminary estimate of the fair value of net assets acquired, including the amount assigned to identifiable intangibles assets, was approximately $43 million and has been recorded as goodwill. The resulting goodwill has been included in our Recorded Music reportable segment and the Company’s 51% share will be deductible for income tax purposes.
The acquisition accounting is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired, in addition to the determination of the final consideration, including the determination of the final working capital adjustment pursuant to the mechanism set forth in the Unit Purchase Agreement.
For the fiscal year ended September 30, 2023, the Company incurred costs related to this acquisition of approximately $3 million, which were expensed as incurred and recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations. The unaudited pro forma revenue and operating income as if the acquisition occurred on October 1, 2021 was not material to the Company’s reported results for the fiscal years ended September 30, 2023 and September 30, 2022.
300 Entertainment
On December 16, 2021, the Company purchased all outstanding shares of Theory Entertainment LLC d/b/a 300 Entertainment (“300 Entertainment”), an independent U.S. record label, pursuant to the terms and conditions of the merger agreement of the same date among Warner Music Inc. and MM Investment LLC, both wholly-owned subsidiaries of the Company, the Buyer Representative, Trifecta Merger Subsidiary LLC, Theory Entertainment LLC d/b/a 300 Entertainment and the Seller Representative (the “Merger Agreement”). Cash consideration paid was $394 million, which reflects the base purchase price of $400 million, adjusted for, among other items, working capital.
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

The table below presents (i) the acquisition consideration as it relates to the acquisition of 300 Entertainment and (ii) the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of December 16, 2021 (in millions):

Purchase Price Allocation
Cash and equivalents	$2
Accounts receivable	5
Royalty advances	13
Property, plant and equipment, net	1
Operating lease right-of-use assets, net	3
Goodwill	138
Intangible assets subject to amortization, net (a)	259
Other assets	1
Accounts payable	(5)
Accrued royalties	(19)
Accrued liabilities	(1)
Operating lease liabilities, noncurrent	(3)
Total purchase price allocated	$394
______________________________________
(a)Identifiable intangible assets are composed of the following (in millions):

Total
Recorded music catalog	$154
Artist and songwriter contracts	90
Trademarks	12
Music publishing copyrights	3
Total intangible assets acquired	$259
At December 31, 2022, the Company updated and finalized the purchase price allocation recorded at September 30, 2022, which resulted in a decrease to intangible assets of approximately $1 million and a net decrease to other acquired assets and liabilities of approximately $2 million, with a corresponding net increase to goodwill of approximately $3 million.
For the fiscal year ended September 30, 2022, the Company incurred costs related to this acquisition of approximately $3 million, which were expensed as incurred and recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations. Prior to the acquisition, the Company had a distribution arrangement with 300 Entertainment. The unaudited pro forma revenue and operating income as if the acquisition occurred on October 1, 2020 was not material to the Company’s reported results for the fiscal years ended September 30, 2022 and September 30, 2021.

6. Comprehensive Income (Loss)
Comprehensive income, which is reported in the accompanying consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related tax benefit of $5 million:

	Foreign Currency Translation Gains (Losses) (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2020	$(181)	$(12)	$(29)	$(222)
Other comprehensive income	7	1	12	20
Balances at September 30, 2021	$(174)	$(11)	$(17)	$(202)
Other comprehensive loss	(184)	9	30	(145)
Balances at September 30, 2022	$(358)	$(2)	$13	$(347)
Other comprehensive income	36	1	(12)	25
Balances at September 30, 2023	$(322)	$(1)	$1	$(322)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
7. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2023	September 30, 2022
	(in millions)
Land	$11	$11
Buildings and improvements	194	188
Furniture and fixtures	37	35
Computer hardware and software	592	464
Construction in progress	107	159
Machinery and equipment	40	19
Gross Property, Plant and Equipment	$981	$876
Less: Accumulated depreciation	(523)	(461)
Net Property, Plant and Equipment	$458	$415
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
Among the Company’s operating leases are its leases for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London, United Kingdom. The landlord for both leases is an affiliate of Access. As of September 30, 2023, the aggregate lease liability related to these leases was $110 million. See also Note 15, Related Party Transactions.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.
The components of lease expense were as follows:

	Fiscal Year Ended September 30,
	2023	2022
	(in millions)
Lease Cost
Operating lease cost	$52	$53
Short-term lease cost	—	2
Variable lease cost	13	11
Total lease cost	$65	$66
The Company incurred and recorded other occupancy expenses of $25 million and $23 million for the fiscal years ended September 30, 2023 and 2022, respectively.
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended September 30,
	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$56	$58
Right-of-use assets obtained in exchange for operating lease obligations	77	7

Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	September 30, 2022
	(in millions)
Operating Leases
Operating lease right-of-use assets	$245	$226

Operating lease liabilities, current	$41	$40
Operating lease liabilities, noncurrent	255	241
Total operating lease liabilities	$296	$281

Weighted Average Remaining Lease Term
Operating leases	7 years	7 years
Weighted Average Discount Rate
Operating leases	5.55%	4.75%
Maturities of lease liabilities were as follows:

Fiscal Year Ended September 30,	Operating Leases
(in millions)
2024	$56
2025	55
2026	49
2027	49
2028	49
Thereafter	104
Total lease payments	362
Less: Imputed interest	(66)
Total	$296
As of September 30, 2023, we have an additional operating lease for facilities that has not yet commenced with a lease obligation of $1 million and a lease term of 7 years.
9. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2021	$1,366	$464	$1,830
Acquisitions	160	—	160
Other adjustments	(70)	—	(70)
Balances at September 30, 2022	$1,456	$464	$1,920
Acquisitions	51	—	51
Other adjustments	22	—	22
Balances at September 30, 2023	$1,529	$464	$1,993
The increase in goodwill during the fiscal year ended September 30, 2023 primarily relates to the acquisition of TenThousand Projects as described in Note 5. The increase in goodwill during the fiscal year ended September 30, 2022 primarily relates to the acquisition of 300 Entertainment as described in Note 5. The other adjustments during both the fiscal years ended September 30, 2023 and September 30, 2022 primarily represent foreign currency movements.

The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The performance of the annual fiscal 2023 impairment analysis did not result in an impairment of the Company’s goodwill.
Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	September 30, 2023	September 30, 2022
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,507	$1,316
Music publishing copyrights	25 years	2,026	1,889
Artist and songwriter contracts	13 years	1,091	1,014
Trademarks	14 years	111	103
Other intangible assets	6 years	104	89
Total gross intangible assets subject to amortization		4,839	4,411
Accumulated amortization		(2,486)	(2,172)
Total net intangible assets subject to amortization		2,353	2,239
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	149	145
Total net intangible assets		$2,502	$2,384
The increase in intangible assets during the fiscal year ended September 30, 2023 primarily relates to the acquisition of TenThousand Projects, which resulted in an increase in intangible assets as described in Note 5, as well as foreign currency movements.
The Company performs its annual indefinite-lived intangible assets impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s indefinite-lived intangible assets may not be recoverable. The performance of the annual fiscal 2023 impairment analysis did not result in an impairment of the Company’s indefinite-lived intangible assets.
Amortization
Based on the amount of intangible assets subject to amortization at September 30, 2023, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ended September 30,	Amortization Expense
(in millions)
2024	$232
2025	223
2026	206
2027	179
2028	158
Thereafter	1,355
Total	$2,353

10. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	September 30, 2023	September 30, 2022
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2028	1,295	1,145
2.750% Senior Secured Notes due 2028 (€325 face amount)	343	318
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	471	435
3.000% Senior Secured Notes due 2031	800	800
Term Loan Mortgage	$18	$—
Total long-term debt, including the current portion	$4,002	$3,773
Issuance premium less unamortized discount and unamortized deferred financing costs	$(38)	$(41)
Total long-term debt, including the current portion, net	$3,964	$3,732
______________________________________
(a)Reflects $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $2 million and $4 million at September 30, 2023 and September 30, 2022, respectively. There were no loans outstanding under the Revolving Credit Facility at September 30, 2023 or September 30, 2022.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of September 30, 2023 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due
2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured
Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, certain covenants under the Revolving Credit Facility, which are currently suspended, will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility. The Company was in compliance with its all of its covenants that are not currently suspended under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of September 30, 2023.
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
May 2023 Senior Term Loan Credit Agreement Amendment
On May 10, 2023, Acquisition Corp. entered into an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement among Acquisition Corp., the guarantors party thereto and Credit Suisse AG, as administrative agent. The Senior Term Loan Credit Agreement Amendment provides for the replacement of LIBOR-based rates with a SOFR-based rate. We utilized the expedients set forth in ASC 848, including those relating to derivative instruments used in hedging relationships. This transition does not result in a financial impact to our consolidated financial statements.
June 2023 Senior Term Loan Credit Agreement Amendment
On June 30, 2023, Acquisition Corp. entered into an increase supplement (the “Third Increase Supplement”) to the Senior Term Loan Credit Agreement among Acquisition Corp., the guarantors party thereto, the lender party thereto and Credit Suisse AG, as administrative agent, pursuant to which Acquisition Corp. has borrowed additional Tranche G term loans in an amount equal to $150 million, the proceeds of which have been used to prepay the Tranche H term loans in full (see “Senior Term Loan Facility Amendment”), for an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of $1,295 million. The Company recorded a loss on extinguishment of debt of approximately $4 million for the fiscal year ended September 30, 2023, which represents the remaining unamortized discount and deferred financing costs of the Tranche H term loan.
Historical Transactions
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

Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Revolving Term SOFR”), and other rates for alternate currencies, such as EURIBOR and SONIA, as provided in the Revolving Credit Agreement, subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving Term SOFR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.84x at September 30, 2023, the applicable margin for SOFR loans and RFR loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. Please refer to Note 17 of our consolidated financial statements for further discussion.
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 20, 2028.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is April 3, 2025.
Maturities of Senior Secured Notes
As of September 30, 2023, there are no scheduled maturities of notes until 2028, when $343 million is scheduled to mature. Thereafter, $2.346 billion is scheduled to mature.

Maturity of Term Loan Mortgage
The maturity date of the Term Loan Mortgage is January 27, 2033, subject to a call option exercisable by Truist Bank at any time after January 27, 2028 if certain criteria relating to the Company’s creditworthiness are met.

Interest Expense, net
Total interest expense, net was $141 million, $125 million and $122 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. Interest expense, net includes interest expense related to our outstanding indebtedness of $157 million, $125 million, $119 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. The weighted-average interest rate of the Company’s total debt was 4.1% at September 30, 2023, 3.5% at September 30, 2022 and 3.2% at September 30, 2021.
11. Income Taxes
The domestic and foreign pretax income from continuing operations is as follows:

	Fiscal Year Ended September 30,
	2023	2022	2021
	(in millions)
Domestic	$218	$385	$182
Foreign	391	355	274
Income before income taxes	$609	$740	$456
Current and deferred income tax expense provided are as follows:

	Fiscal Year Ended September 30,
	2023	2022	2021
	(in millions)
Federal:
Current	$36	$23	$6
Deferred	(5)	44	31
Foreign:
Current (a)	128	128	107
Deferred	(3)	(30)	(5)
U.S. State:
Current	19	21	9
Deferred	(5)	(1)	1
Income tax expense	$170	$185	$149
______________________________________
(a)Includes withholding taxes of $38 million, $27 million and $26 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
The differences between the U.S. federal statutory income tax rate of 21.0% for each of the fiscal years ended September 30, 2023, 2022 and 2021 and income taxes provided are as follows:

	Fiscal Year Ended September 30,
	2023	2022	2021
	(in millions)
Taxes on income at the U.S. federal statutory rate	$128	$155	$96
U.S. state and local taxes	12	15	10
Foreign income taxed at different rates, including withholding taxes	34	28	34
Valuation allowance	(5)	(6)	(4)
Change in tax rates	—	1	10
GILTI and FDII	(4)	(6)	(4)
Federal research and development credits	(8)	—	—
Uncertain tax positions	7	(3)	—
Non-deductible compensation	7	6	5
Other	(1)	(5)	2
Total income tax expense	$170	$185	$149
During the fiscal year ended September 30, 2023, the Company recognized a tax benefit of $8 million related to Federal research and development credits, which was partially offset by $7 million of income tax expense arising from an increase in uncertain tax positions in various jurisdictions. During the fiscal year ended September 30, 2022, the Company recognized a tax benefit of $8 million for the release of valuation allowances in various foreign jurisdictions. During the fiscal year ended September 30, 2021, the Company recognized $10 million of income tax expense arising from an increase in our net UK deferred tax liability due to the change in the UK future statutory tax rate, which was offset by $4 million of excess tax benefits from long term incentive plan, and $6 million for the release of valuation allowances in Mexico and various foreign jurisdictions.
For the fiscal years ended September 30, 2023 and September 30, 2022, the Company incurred losses in certain foreign territories and has offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. Significant components of the Company’s net deferred tax liabilities are summarized below:

	September 30, 2023	September 30, 2022
	(in millions)
Deferred tax assets:
Allowance and reserves	$25	$27
Employee benefits and compensation	71	75
Other accruals	30	27
Property, plant and equipment	40	30
Operating lease liabilities	73	66
Tax attribute carryforwards	59	65
Deferred revenue and debt	17	17
Total deferred tax assets	315	307
Less: Valuation allowance	(25)	(29)
Deferred tax assets, net of valuation allowance	290	278

Deferred tax liabilities:
Royalty advances	(27)	(24)
Operating lease right-of-use assets	(60)	(52)
Accrued royalties	(45)	(37)
Intangible assets	(318)	(333)
Debt and other	(24)	(23)
Total deferred tax liabilities	(474)	(469)
Net deferred tax liabilities	$(184)	$(191)
During the fiscal year ended September 30, 2023, the Company utilized the remaining foreign tax credit carryforwards in the U.S.
At September 30, 2023, the Company has no remaining U.S. federal tax net operating loss carryforwards and $23 million tax net operating loss carryforwards in U.S. state and local jurisdictions that expire in various periods. The Company also has tax net operating loss carryforwards, with no expiration date, in France and Spain of $30 million and $18 million, respectively, and other tax net operating loss carryforwards in foreign jurisdictions that expire in various periods.
Deferred income taxes have not been recorded on indefinitely reinvested earnings of certain foreign subsidiaries of approximately $386 million at September 30, 2023. Distribution of these earnings may result in foreign withholding taxes and U.S. state taxes. However, variables existing if and when remittance occurs make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.
The Company classifies interest and penalties related to uncertain tax position as a component of income tax expense. As of September 30, 2023 and September 30, 2022, the Company had accrued $2 million and $4 million of interest and penalties, respectively.

The following table reflects changes in the gross unrecognized tax benefits:

	Fiscal Year Ended September 30,
	2023	2022	2021
	(in millions)
Gross unrecognized tax benefits - beginning of period	$8	$12	$12
Additions for current year tax positions	3	—	—
Additions for prior year tax positions	9	1	3
Subtractions for prior year tax positions	(7)	(5)	(3)
Gross unrecognized tax benefits - end of period	$13	$8	$12
Included in the total unrecognized tax benefits at September 30, 2023 and September 30, 2022 are $14 million and $7 million, respectively, that if recognized, would reduce the effective income tax rate. The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of September 30, 2023 could decrease by up to approximately $4 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
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
12. Employee Benefit Plans
Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $52 million and $51 million as of September 30, 2023 and September 30, 2022, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had unfunded pension liabilities relating to these plans of approximately $35 million and $35 million recorded within other noncurrent liabilities in the accompanying consolidated balance sheets as of September 30, 2023 and September 30, 2022, respectively. The Company uses a September 30 measurement date for its plans. For the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021, pension expense amounted to $3 million, $3 million and $4 million, respectively.
Certain employees also participate in defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $14 million for the fiscal year ended September 30, 2023, $12 million for the fiscal year ended September 30, 2022 and $9 million for the fiscal year ended September 30, 2021.
13. Restructuring
In March 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. Under the Restructuring Plan, the Company expects to reduce headcount by approximately 270 people, or approximately 4% of the Company’s overall headcount. During the fiscal year ended September 30, 2023, the Company recognized restructuring charges of approximately $40 million for severance costs, all of which will be paid in cash. All restructuring expenses were recorded in the Recorded Music segment. The Restructuring Plan is substantially complete as of September 30, 2023, with related cash expenditures expected to be made by the end of fiscal 2024.

The following table sets forth the activity in the restructuring accrual included within accrued liabilities in the accompanying consolidated balance sheets:

Severance Costs
(in millions)
Balance at September 30, 2022	$—
Restructuring charges	40
Cash payments	(21)
Balance at September 30, 2023	$19
14. Equity
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
To date, the Company has issued common stock, RSUs restricted stock, and performance awards under the Omnibus Incentive Plan. The RSUs were granted to eligible employees and executives, common stock and restricted stock was granted to members of the Company’s Board of Directors, and a performance share award was granted to our CEO. Except in the case of certain awards issued in connection with the IPO, holders of RSUs and restricted stock are entitled to dividends during the vesting period.
During the fiscal years ended September 30, 2023, 2022 and 2021, shares of Class A Common Stock issued under the Omnibus Incentive Plan were 276,516, 463,826, and 36,206, respectively. During the fiscal year ended September 30, 2022, the Company satisfied the vesting of RSUs issued to employees for the fiscal year ended September 30, 2021 in connection with the IPO by issuing 276,565 shares of Class A Common Stock under the Omnibus Incentive Plan, which is net of shares used to settle employee income tax obligations.
As of September 30, 2023, a total of 805,035 shares of Class A Common Stock were issued under the Omnibus Incentive Plan. As of September 30, 2023, there were 30,364,190 shares of Class A Common Stock available to be issued.
Restricted Stock Units
The following table summarizes the activity for the Company’s unvested RSUs:

	Number of Share Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding balance as of September 30, 2022	1,891,275	$38.50
Granted	1,321,862	39.81
Vested	(46,019)	36.43
Forfeited/canceled	(36,303)	31.21
Unvested and outstanding balance as of September 30, 2023	3,130,815	$39.17
The weighted-average grant date fair value of RSUs granted during the fiscal years ended September 30, 2023, 2022 and 2021 was $39.81, $44.38 and $32.23, respectively. The total intrinsic value of RSUs vested during the fiscal years ended September 30, 2023, 2022 and 2021 was $1 million, $18 million and $0 million, respectively, computed as of the date of vesting.
As of September 30, 2023, total unrecognized compensation cost related to RSUs was approximately $50 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years. The Company satisfies the vesting of RSUs by issuing new shares of its Class A Common Stock.

Common Stock
Prior to the IPO, certain eligible employees elected to participate in our Senior Management Free Cash Flow Plan (the “Plan”) which offered them the opportunity to share in the appreciation of the value of our common stock. During the fiscal year ended September 30, 2023, in connection with the Plan, the Company issued a total of 869,008 shares of Class A Common Stock to settle a portion of a participant’s deferred equity units previously issued under the Plan.
During the fiscal year ended September 30, 2022, an aggregate of 14,320,547 shares of Class B Common Stock were converted to Class A Common Stock. In connection with the Plan, a remaining Plan participant redeemed a portion of vested Class B equity units of the LLC holding company, WMG Management Holdings, LLC (“Management LLC”). These Class B equity units were redeemed in exchange for a total of 510,165 shares of Class B Common Stock, which shares of Class B Common Stock converted to shares of Class A Common Stock upon the exchange.
During the fiscal year ended September 30, 2022, Access converted 13,810,382 shares of Class B Common Stock to the same number of shares of Class A Common Stock, which is reflected as a conversion of Class B Common Stock in the consolidated statements of equity.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as selling, general and administrative expenses. The Company recognized non-cash stock-based compensation expense of $49 million, $39 million and $45 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
In connection with the departure of our Chief Executive Officer and Chief Financial Officer, the Company recognized approximately $13 million of non-cash stock-based compensation expense associated with RSUs and common stock as there is no remaining service required for vesting. This amount is reflected as a share-based compensation liability as of September 30, 2023.
During the fiscal year ended September 30, 2023, the Company issued market-based performance share units to our newly appointed Chief Executive Officer whereby the award payout is determined based on the Company’s total shareholder return compared to a designated peer group. Non-cash stock-based compensation associated with this award was approximately $4 million for the fiscal year ended September 30, 2023.
During the fiscal year ended September 30, 2023, in connection with the Restructuring Plan, the Company recognized $2 million of non-cash stock-based compensation related to the accelerated vesting of certain RSUs. Refer to Note 13 for further discussion.
15. Related Party Transactions
Lease Arrangements with Related Parties
On March 29, 2019, an affiliate of Access acquired the Ford Factory Building, located on 777 S. Santa Fe Avenue in Los Angeles, California from an unaffiliated third party. The building is the Company’s Los Angeles, California headquarters and the Company is the sole tenant of the building acquired by Access. The existing lease agreement was assumed by Access upon purchase of the building and was not modified as a result of the purchase. Rental payments by the Company under the existing lease for the 2023 fiscal year were approximately $14 million and are subject to annual fixed increases throughout the remainder of the lease term. The remaining lease term is approximately 7 years, after which the Company may exercise a single option to extend the term of the lease for 10 years thereafter.
On July 29, 2014, AI Wrights Holdings Limited, an affiliate of Access, entered into a lease and related agreements with Warner Chappell Music Limited and WMG Acquisition (UK) Limited, subsidiaries of the Company, for the lease of 27 Wrights Lane, Kensington, London, United Kingdom. The Company had been the tenant of the building which Access acquired. Subsequent to the change in ownership, the parties entered into the lease and related agreements pursuant to which, on January 1, 2015, the rent was increased to £3,460,250 per year and the term was extended for an additional five years from December 24, 2020 to December 24, 2025, with a market rate rent review which began on December 25, 2020. On June 26, 2023, the parties entered into an extension on substantially the same terms as the current lease for an additional five years with the lease now expiring on December 24, 2030.

License Agreements with Deezer
Access owns an equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. Subsidiaries of the Company have been a party to license arrangements with Deezer since 2008, which provide for the use of the Company’s sound recordings on Deezer’s ad-supported and subscription streaming services worldwide (excluding China, North Korea, and Japan (included for subscription services only)) in exchange for fees paid by Deezer. The Company has also authorized Deezer to include the Company’s sound recordings in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to the Company. Deezer paid to the Company an aggregate amount of approximately $40 million, $36 million and $42 million in connection with the foregoing arrangements during the fiscal years ended September 30, 2023, 2022 and 2021, respectively. In addition, in connection with these arrangements, (i) the Company was issued warrants to purchase shares of Deezer S.A. and (ii) the Company purchased a small number of shares of Deezer S.A. The Company also has various publishing agreements with Deezer. Warner Chappell has licenses with Deezer for use of repertoire on the service in Europe, which the Company refers to as a PEDL license (referencing the Company’s Pan European Digital Licensing initiative), and for territories in Latin America. For the PEDL and Latin American licenses for the fiscal years ended September 30, 2023, 2022 and 2021, Deezer paid the Company an additional approximately $2 million, $2 million and $2 million, respectively. Deezer also licenses other publishing rights controlled by Warner Chappell through statutory licenses or through various collecting societies.

    On April 13, 2022, the Company entered into an agreement to purchase 900,000 ordinary shares for €9 million of I2PO, a French Société Anonyme and special purpose acquisition company listed on the Paris Euronext Exchange. I2PO merged with Deezer S.A., which was consummated on July 5, 2022. In connection with the merger, preferred shares in Deezer S.A. previously held by the Company were converted into ordinary shares of the combined publicly traded entity. Following the consummation of the merger, I2PO was renamed Deezer. The Company’s equity interests in Deezer S.A. are recorded at fair value in accordance with ASC 321, Investments—Equity Securities based on quoted prices in active markets. As of September 30, 2023, the fair value of these equity interests was approximately $14 million.

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
16. Commitments and Contingencies
Talent Advances
The Company routinely enters into long-term commitments with recording artists, songwriters, publishers and third-party labels for the future delivery of music. Such commitments generally become due only upon delivery and Company acceptance of albums from the recording artists or future musical compositions from songwriters and publishers. Additionally, such commitments are typically cancellable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, off-balance sheet aggregate firm commitments to such talent approximated $383 million and $469 million as of September 30, 2023 and September 30, 2022, respectively.
Other
Other off-balance sheet firm commitments, which primarily include minimum funding commitments to investees, amounted to approximately $46 million and $48 million at September 30, 2023 and September 30, 2022, respectively.

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
17. Derivative Financial Instruments
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
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s long-term debt. The interest rate swap instruments were designated and qualify as cash flow hedges under the criteria prescribed in ASC 815 until the discontinuation of LIBOR. The Company recorded these contracts at fair value on its balance sheet and gains or losses on these contracts are deferred in equity (as a component of comprehensive income). Subsequent to the discontinuation of LIBOR, the Company dedesignated the remaining interest rate swap as a cash flow hedge given the SOFR benchmark rates for the interest rate swap and the Senior Term Loan Facility no longer perfectly match and the expiration of the swap in the first quarter of 2024. Upon dedesignation, the unrealized gains recognized in equity were fixed and reclassified into the consolidated statement of operations over the remaining term and changes in fair value of the swap from the dedesignation date being recognized within the consolidated statement of operations.
The fair value of foreign currency forward exchange contracts is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs) which is discussed further in Note 20. Additionally, netting provisions are provided for in existing International Swap and Derivative Association Inc. agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within other current assets or other current liabilities in the Company’s consolidated balance sheets.
The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 20. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income (expense) in the period measured.
The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
As of September 30, 2023 and September 30, 2022, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive income related to foreign exchange hedging.

As of September 30, 2023, the Company had outstanding $500 million in a pay-fixed receive-variable interest rate swap with $1 million unrealized deferred gains in comprehensive income related to the interest rate swaps. As of September 30, 2022, the Company had outstanding $820 million in pay-fixed receive-variable interest rate swaps with $13 million of unrealized deferred gains in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax losses of $6 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the fiscal year ended September 30, 2023. The Company recorded realized pre-tax gains of $10 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other income for the fiscal year ended September 30, 2022.
The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the fiscal year ended September 30, 2023 were $16 million. The unrealized pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the fiscal year ended September 30, 2022 were $40 million.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at September 30, 2023 and September 30, 2022:

	September 30, 2023	September 30, 2022
	(in millions)
Other Current Assets:
Interest Rate Swap	$2	$2
Other Noncurrent Assets:
Interest Rate Swap	—	16
18. Segment Information
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
2023
Revenues	$4,955	$1,088	$(6)	$6,037
Operating income (loss)	875	200	(285)	790
Amortization of intangible assets	155	90	—	245
Depreciation of property, plant and equipment	50	3	34	87
OIBDA	1,080	293	(251)	1,122
Total assets	4,677	2,781	1,087	8,545
Capital expenditures	39	1	87	127
2022
Revenues	$4,966	$958	$(5)	$5,919
Operating income (loss)	796	139	(221)	714
Amortization of intangible assets	176	87	—	263
Depreciation of property, plant and equipment	51	5	20	76
OIBDA	1,023	231	(201)	1,053
Total assets	3,515	2,954	1,359	7,828
Capital expenditures	52	1	82	135
2021
Revenues	$4,544	$761	$(4)	$5,301
Operating income (loss)	733	89	(213)	609
Amortization of intangible assets	150	79	—	229
Depreciation of property, plant and equipment	53	6	18	77
OIBDA	936	174	(195)	915
Capital expenditures	33	1	59	93
Revenues relating to operations in different geographical areas are set forth below for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021. Total long-lived assets relating to operations in different geographical areas, which consist of property, plant and equipment, net and operating lease right-of-use assets, net, are set forth below as of September 30, 2023 and September 30, 2022.

	2023		2022		2021
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues
	(in millions)
United States	$2,766	$473	$2,744	$468	$2,363
United Kingdom	726	39	734	30	620
Germany	535	98	613	68	662
All other territories	2,010	93	1,828	75	1,656
Total	$6,037	$703	$5,919	$641	$5,301
Customer Concentration
In the fiscal year ended September 30, 2023, the Company had three customers, Spotify, YouTube and Apple, that individually represented 10% or more of total revenues, whereby Spotify AB represented 18%, YouTube represented 12% and Apple represented 11% of total revenues. In the fiscal year ended September 30, 2022, the Company had three customers, Spotify, Apple and YouTube, that individually represented 10% or more of total revenues, whereby Spotify represented 17%, YouTube represented 12% and Apple represented 11% of total revenues. In the fiscal year ended September 30, 2021, the Company had three customers, Spotify, Apple and YouTube that individually represented 10% or more of total revenues, whereby Spotify represented 18%, Apple represented 13% and YouTube represented 11% of total revenues. These customers’ revenues are included in both the Company’s Recorded Music and Music Publishing segments and the Company expects that the Company’s license agreements with these customers will be renewed in the normal course of business.

19. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $157 million, $122 million and $137 million during the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively. The Company paid approximately $219 million, $141 million and $124 million of income and withholding taxes, net of refunds, for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively.
Gain on Divestiture
During the fiscal year ended September 30, 2023, the Company sold its interest in certain sound recording rights and recorded a pre-tax gain of $41 million which was recorded as a net gain on divestiture in the accompanying consolidated statement of operations.
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
The Company paid cash dividends to stockholders and participating security holders of $340 million, $318 million and $265 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
On November 9, 2023, the Company’s board of directors declared a cash dividend of $0.17 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on December 1, 2023 to stockholders of record as of the close of business on November 21, 2023.
Noncash Investment Activity
Noncash investing activities was approximately $125 million related to the acquisition of music publishing rights and music catalogs, net during the fiscal year ended September 30, 2022.
20. Fair Value Measurements
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

In accordance with the fair value hierarchy, described above, the following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2023 and September 30, 2022.

	Fair Value Measurements as of September 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Interest Rate Swap (c)	$—	$2	$—	$2
Other Noncurrent Assets:
Equity Investment with Readily Determinable Fair Value (b)	15	—	—	15
Other Noncurrent Liabilities:
Contractual Obligations (a)	—	—	(1)	(1)

	Fair Value Measurements as of September 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Interest Rate Swap (c)	$—	$2	$—	$2
Other Noncurrent Assets:
Interest Rate Swap (c)	—	16	—	16
Equity Investment with Readily Determinable Fair Value (b)	36	—	—	36
Other Noncurrent Liabilities:
Contractual Obligations (a)	—	—	(1)	(1)
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
(b)These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, Investments—Equity Securities, based on quoted prices in active markets.
(c)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of September 30, 2023 for contracts involving the same attributes and maturity dates.
The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2022	$(1)
Additions	—
Reductions	—
Payments	—
Balance at September 30, 2023	$(1)
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company recorded approximately $1 million of impairment charges on these investments during the fiscal year ended September 30, 2023. In addition, observable price changes events that were completed during the fiscal year ended September 30, 2023 resulted in a unrealized gain of $2 million.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2023, the fair value of the Company’s debt was $3.525 billion. Based on the level of interest rates prevailing at September 30, 2022, the fair value of the Company’s debt was $3.181 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

WARNER MUSIC GROUP CORP.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Fiscal Year Ended September 30, 2023
Allowance for credit losses	$19	$5	$(5)	$19
Reserves for sales returns	19	39	(39)	19
Allowance for deferred tax asset	29	1	(5)	25
Fiscal Year Ended September 30, 2022
Allowance for credit losses	$20	$5	$(6)	$19
Reserves for sales returns	23	52	(56)	19
Allowance for deferred tax asset	38	2	(11)	29
Fiscal Year Ended September 30, 2021
Allowance for credit losses	$23	$1	$(4)	$20
Reserves for sales returns	24	53	(54)	23
Allowance for deferred tax asset	45	2	(9)	38

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors that occurred during the fourth fiscal quarter of the fiscal year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.
The effectiveness of our internal control over financial reporting as of September 30, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2023.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2023.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2023.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2023.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2023.

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

Exhibit Number	Exhibit Description
3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Warner Music Group Corp.
3.2(17)	Fifth Amended and Restated By-Laws of Warner Music Group Corp.
4.1(2)	Form of Common Stock Certificate
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

10.18†(2)	Letter Agreement, dated as of September 30, 2014, between Warner Music Inc. and Eric Levin
10.19†(2)	Letter Agreement, dated as of October 6, 2015, between Warner Music Inc. and Eric Levin
10.20†(2)	Letter Agreement, dated as of December 2, 2016, between Warner Music Inc. and Eric Levin
10.21†(2)	Letter Agreement, dated as of August 4, 2015, between Warner Music Inc. and Paul M. Robinson
10.22†(2)	Letter Agreement, dated May 2, 2018, between Warner Music Inc. and Eric Levin
10.23†(2)	Letter Agreement, dated May 2, 2018, between Warner Music Inc. and Paul M. Robinson
10.24†(2)	Letter Agreement, dated as of January 8, 2019, between Warner Chappell Music, Inc. and Guy Moot.
10.25†(2)	Service Agreement, dated as of January 8, 2019, between Warner Chappell Music Limited and Guy Moot.
10.26†(2)	Letter Agreement, dated as of March 12, 2018, between Warner Chappell Music, Inc. and Carianne Marshall.
10.27†(2)	Letter Agreement, dated as of November 16, 2018, between Warner Chappell Music, Inc. and Carianne Marshall.
10.28†(2)	Letter Agreement, dated as of January 8, 2019, between Warner Chappell Music, Inc. and Carianne Marshall.
10.29†(5)	Letter Agreement, dated as of October 21, 2020, between Warner Music Inc. and Eric Levin.
10.30†(18)	Letter Agreement, dated as of September 20, 2022, between Warner Music Group Corp and Robert Kyncl.
10.31†(18)	Form of CEO Performance Share Award Agreement.
10.32†(18)	Form of CEO Option Award Terms and Conditions.
10.33†(10)	Terms and Conditions of Restricted Stock Units.
10.34†(10)	Additional Terms and Conditions of Restricted Stock Units in the United Kingdom.
10.35†(2)	Service Agreement, dated as of March 20, 2017, between Max Lousada and Warner Music International Services Limited
10.36†(2)	Warner Music Group Corp. Deferred Compensation Plan
10.37†(2)	Second Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.38†(2)	Amendment to Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.39†(9)	Amendment to Warner Music Group Corp. Senior Management Free Cash Flow Plan, dated as of September 27, 2021.
10.40†(2)	Form of Election for Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.41†(2)	Form of Award Agreement under Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.42†(2)	Form of Award Agreement for 2014 Additional Unit Allocation under Warner Music Group Corp. Senior Management Free Cash Flow Plan.
10.43†(2)	Second Amended and Restated Limited Liability Company Agreement of WMG Management Holdings, LLC, dated as of March 10, 2017
10.44(2)	Lease, dated as of October 1, 2013, between Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., and WMG Acquisition Corp. (the “Headquarters Lease”)
10.45(2)	Guaranty of Headquarters Lease, dated as of October 1, 2013
10.46(2)	Assurance of Discontinuance, dated November 22, 2005
10.47(2)	Lease, dated as of October 7, 2016, between Warner Acquisition Corp. and Sri Ten Santa Fe LLC.
10.48(12)
Revolving Credit Agreement Amendment, dated as of March 23, 2023, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent

10.49(14)
Senior Term Loan Credit Agreement Amendment, dated as of May 10, 2023, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent

10.50(15)
Third Increase Supplement, dated as of June 30, 2023, among WMG Acquisition Corp., the guarantors party thereto, WMG Holdings Corp., JPMorgan Chase Bank, N.A., as increasing lender, and Credit Suisse AG, as administrative agent

10.51(11)
Seventh Incremental Commitment Amendment to Credit Agreement, dated as of November 1, 2022, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent

10.52† (16)	Director Indemnification Agreement between Warner Music Group Corp. and Michael Lynton (and Schedule to Exhibit 10.3)

Exhibit Number	Exhibit Description
10.53† (11)	Form of Award Agreement under Warner Music Group Corp. 2020 Omnibus Incentive Plan
10.54† (11)	Service Agreement, dated January 12, 2023, between Max Lousada and Warner Music International Services Limited
10.55† (11)	Employment Separation Agreement and Release, dated January 17, 2023, between Stephen Cooper and Warner Music Group Corp.
10.56† (13)	Mutual Separation Agreement and Release, dated May 4, 2023, between Warner Music Inc. and Eric Levin
10.57*†	Employment Agreement, dated September 1, 2023, between Warner Music Inc. and Bryan Castellani
10.58*†	Employment Agreement, dated September 12, 2023, between Warner Chappell Music, Inc. and Guy Moot
10.59*†	Employment Agreement, dated September 12, 2023, between Warner Chappell Music, Inc. and Carianne Marshall
21.1*	List of Subsidiaries of Warner Music Group Corp.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see signature page)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1*+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(7)Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2020 (File No. 001-32502).
(8)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed August 16, 2021.
(9)Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2021 (File No. 001-32502).
(10)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2020 (File No. 001-32502).

(11)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2022 (File No. 001-32502).
(12)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed March 23, 2023.
(13)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 (File No. 001-32502).
(14)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed May 10, 2023.
(15)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2023.
(16)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 (File No. 001-32502).
(17)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed July 28, 2023.
(18)Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2022 (File No. 001-32502).
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2023.

WARNER MUSIC GROUP CORP.

By:	/s/ ROBERT KYNCL
Name: Title:	Robert Kyncl Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN CASTELLANI
Name: Title:	Bryan Castellani Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on November 21, 2023.

Signature	Title

/s/ ROBERT KYNCL	CEO and President and Director (Principal Executive Officer)
Robert Kyncl

/s/ BRYAN CASTELLANI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Bryan Castellani

/s/ MICHAEL LYNTON	Chairman of the Board of Directors
Michael Lynton

/s/ LEN BLAVATNIK	Vice Chairman of the Board of Directors
Len Blavatnik

/s/ LINCOLN BENET	Director
Lincoln Benet

/s/ VAL BLAVATNIK	Director
Val Blavatnik

/s/ MATHIAS DÖPFNER	Director
Mathias Döpfner

/s/ NANCY DUBUC	Director
Nancy Dubuc

/s/ NOREENA HERTZ	Director
Noreena Hertz

/s/ YNON KREIZ	Director
Ynon Kreiz

/s/ CECI KURZMAN	Director
Ceci Kurzman

/s/ DONALD A. WAGNER	Director
Donald A. Wagner