Form 10-Q
period 2023-12-31
Warner Music Group Corp.
filed 2024-02-08
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of February 5, 2024, there were 140,777,952 shares of Class A Common Stock and 377,103,200 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Condensed Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	December 31, 2023	September 30, 2023
Assets
Current assets:
Cash and equivalents	$754	$641
Accounts receivable, net of allowances of $19 million and $19 million	1,195	1,120
Inventories	106	126
Royalty advances expected to be recouped within one year	453	413
Prepaid and other current assets	108	102
Total current assets	2,616	2,402
Royalty advances expected to be recouped after one year	755	688
Property, plant and equipment, net of accumulated depreciation of $551 million and $523 million	466	458
Operating lease right-of-use assets, net	242	245
Goodwill	2,015	1,993
Intangible assets subject to amortization, net	2,390	2,353
Intangible assets not subject to amortization	151	149
Deferred tax assets, net	31	32
Other assets	325	225
Total assets	$8,991	$8,545
Liabilities and Equity
Current liabilities:
Accounts payable	$246	$300
Accrued royalties	2,460	2,219
Accrued liabilities	538	533
Accrued interest	29	18
Operating lease liabilities, current	43	41
Deferred revenue	305	371
Other current liabilities	124	57
Total current liabilities	3,745	3,539
Long-term debt	4,004	3,964
Operating lease liabilities, noncurrent	249	255
Deferred tax liabilities, net	223	216
Other noncurrent liabilities	154	141
Total liabilities	$8,375	$8,115
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 140,637 and 138,345 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 377,103 and 377,650 issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	1	1
Additional paid-in capital	2,039	2,015
Accumulated deficit	(1,317)	(1,387)
Accumulated other comprehensive loss, net	(260)	(322)
Total Warner Music Group Corp. equity	463	307
Noncontrolling interest	153	123
Total equity	616	430
Total liabilities and equity	$8,991	$8,545
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Revenue	$1,748	$1,488
Costs and expenses:
Cost of revenue	(880)	(761)
Selling, general and administrative expenses (a)	(476)	(440)
Amortization expense	(55)	(63)
Total costs and expenses	(1,411)	(1,264)
Net gain on divestitures	17	41
Operating income	354	265
Interest expense, net	(39)	(32)
Other expense	(50)	(61)
Income before income taxes	265	172
Income tax expense	(72)	(48)
Net income	193	124
Less: Income attributable to noncontrolling interest	(34)	(2)
Net income attributable to Warner Music Group Corp.	$159	$122

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.30	$0.23
Class B – Basic and Diluted	$0.30	$0.23
Weighted average common shares:
Class A – Basic and Diluted	138,972	137,424
Class B – Basic and Diluted	377,490	377,650

(a) Includes depreciation expense:	$(26)	$(21)

See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Net income	$193	$124
Other comprehensive income, net of tax:
Foreign currency adjustment	64	72
Deferred loss on derivative financial instruments	(1)	(1)
Minimum pension liability	(1)	—
Other comprehensive income, net of tax	62	71
Total comprehensive income	255	195
Less: Income attributable to noncontrolling interest	(34)	(2)
Comprehensive income attributable to Warner Music Group Corp.	$221	$193
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$193	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81	84
Unrealized (gains) losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	61	79
Deferred income taxes	5	(5)
Net loss (gain) on investments	(3)	—
Net loss (gain) on divestitures	(17)	(41)
Non-cash interest expense	—	2
Non-cash stock-based compensation expense	9	14
Changes in operating assets and liabilities:
Accounts receivable, net	(53)	7
Inventories	24	13
Royalty advances	(89)	(55)
Other non current assets	(81)	(3)
Accounts payable and accrued liabilities	(31)	(61)
Royalty payables	202	117
Accrued interest	11	12
Operating lease liabilities	(1)	(2)
Deferred revenue	(70)	(104)
Other balance sheet changes	52	28
Net cash provided by operating activities	293	209
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(59)	(33)
Capital expenditures	(29)	(21)
Investments and acquisitions of businesses, net of cash received	(17)	(8)
Proceeds from the sale of investments	9	10
Proceeds from divestitures	4	42
Net cash used in investing activities	(92)	(10)
Cash flows from financing activities
Proceeds from incremental Senior Term Loan Facility	—	147
Deferred financing costs paid	—	(2)
Distribution to noncontrolling interest holders	(4)	(6)
Dividends paid	(89)	(84)
Payment of deferred and contingent consideration	—	(125)
Net cash used in financing activities	(93)	(70)
Effect of exchange rate changes on cash and equivalents	5	7
Net increase in cash and equivalents	113	136
Cash and equivalents at beginning of period	641	584
Cash and equivalents at end of period	$754	$720
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

Three Months Ended December 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2023	138,345	$—	377,650	$1	$2,015	$(1,387)	$(322)	$307	$123	$430
Net income	—	—	—	—	—	159	—	159	34	193
Other comprehensive income, net of tax	—	—	—	—	—	—	62	62	—	62
Dividends ($0.17 per share)	—	—	—	—	—	(89)	—	(89)	—	(89)
Stock-based compensation	—	—	—	—	24	—	—	24	—	24
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(4)	(4)
Shares issued under the Plan	1,738	—	—	—	—	—	—	—	—	—
Exchange of Class B shares for Class A shares	547	—	(547)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	7	—	—	—	—	—	—	—	—	—
Balance at December 31, 2023	140,637	$—	377,103	$1	$2,039	$(1,317)	$(260)	$463	$153	$616

Three Months Ended December 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2022	137,199	$—	377,650	$1	$1,975	$(1,477)	$(347)	$152	$16	$168
Net income	—	—	—	—	—	122	—	122	2	124
Other comprehensive income, net of tax	—	—	—	—	—	—	71	71	—	71
Dividends ($0.16 per share)	—	—	—	—	—	(84)	—	(84)	—	(84)
Stock-based compensation	—	—	—	—	9	—	—	9	—	9
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6)	(6)
Shares issued under the Plan	869	—	—	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	5	—	—	—	—	—	—	—	—	—
Balance at December 31, 2022	138,073	$—	377,650	$1	$1,984	$(1,439)	$(276)	$270	$12	$282
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024.
The consolidated balance sheet at September 30, 2023 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (File No. 001-32502).
Basis of Consolidation
The accompanying financial statements present the consolidated accounts of all entities in which the Company has a controlling voting interest and/or variable interest required to be consolidated in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated.
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”) requires the Company first evaluate its investments to determine if any investments qualify as a variable interest entity (“VIE”). A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest. As of December 31, 2023 and September 30, 2023, there were approximately $74 million and $5 million of assets and $2 million and $2 million of liabilities, respectively, related to VIEs included in our condensed consolidated balance sheets.
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
New Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment enhances reportable segment disclosure requirements, primarily by requiring enhanced disclosures about significant segment expenses, reporting for interim periods, and Chief Operating Decision Maker (“CODM”) related information. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendment enhances income tax disclosure requirements, by requiring enhanced disclosures on the income tax rate reconciliation and income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements.
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the three months ended December 31, 2023 and 2022, respectively.
The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three months ended December 31, 2023 and 2022 (in millions, except share amounts, which are reflected in thousands, and per share data):

	Three Months Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$44	$115	$34	$88
Less: Net income attributable to participating securities	(2)	—	(2)	—
Net income attributable to common stockholders	$42	$115	$32	$88
Denominator
Weighted average shares outstanding	138,972	377,490	137,424	377,650
Basic and Diluted EPS	$0.30	$0.30	$0.23	$0.23

4. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended December 31,
	2023	2022
	(in millions)
Revenue by Type
Digital	$908	$803
Physical	154	133
Total Digital and Physical	1,062	936
Artist services and expanded-rights	204	206
Licensing	179	97
Total Recorded Music	1,445	1,239
Performance	51	45
Digital	196	149
Mechanical	15	14
Synchronization	39	39
Other	3	3
Total Music Publishing	304	250
Intersegment eliminations	(1)	(1)
Total Revenues	$1,748	$1,488
Revenue by Geographical Location
U.S. Recorded Music	$627	$539
U.S. Music Publishing	172	133
Total U.S.	799	672
International Recorded Music	818	700
International Music Publishing	132	117
Total International	950	817
Intersegment eliminations	(1)	(1)
Total Revenues	$1,748	$1,488
Sales Returns and Uncollectible Accounts
Based on management’s analysis of sales returns, refund liabilities of $25 million and $19 million were established at December 31, 2023 and September 30, 2023, respectively.
Based on management’s analysis of estimated credit losses, reserves of $19 million and $19 million were established at December 31, 2023 and September 30, 2023, respectively.
Deferred Revenue
Deferred revenue increased by $160 million during the three months ended December 31, 2023 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $151 million were recognized during the three months ended December 31, 2023 related to the balance of deferred revenue at September 30, 2023. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the three months ended December 31, 2023 and December 31, 2022, the Company recognized revenue of $30 million and $27 million, respectively, from performance obligations satisfied in previous periods.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2023 are as follows:

	Rest of FY24	FY25	FY26	Thereafter	Total
	(in millions)
Remaining performance obligations	$468	$226	$22	$6	$722
Total	$468	$226	$22	$6	$722
5. Acquisitions
On August 25, 2023, the Company purchased 51% of the issued and outstanding equity securities of TenThousand Projects Holdings LLC (“TenThousand Projects”), an independent U.S. record label pursuant to the terms of the unit purchase agreement of the same date among Warner Music Inc., a wholly-owned subsidiary of the Company, TenThousand Projects LLC, and Ten Thousand Projects Holdings LLC (the “Unit Purchase Agreement”). The consideration transferred on the acquisition date was approximately $98 million which was comprised of the base purchase price of $102 million and the preliminary working capital adjustments, primarily comprised of cash acquired, net of a deferred purchase price of $12 million which is payable on or prior to one year from the acquisition date.
At December 31, 2023, the Company updated the purchase price allocation recorded at September 30, 2023, which resulted in a decrease to intangible assets of approximately $1 million and a net increase to other acquired assets and liabilities of approximately $3 million, with a corresponding net decrease to goodwill of approximately $2 million. The acquisition accounting is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired, in addition to the determination of the final consideration, including the determination of the final working capital adjustment pursuant to the mechanism set forth in the Unit Purchase Agreement.
See Note 5, “Acquisitions,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for the preliminary purchase price allocation, valuation methodology, and other information related to the TenThousand Projects acquisition.
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

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2023	$(322)	$(1)	$1	$(322)
Other comprehensive income (loss)	64	(1)	(1)	62
Balances at December 31, 2023	$(258)	$(2)	$—	$(260)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.

7. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2023	$1,529	$464	$1,993
Acquisitions	3	—	3
Other adjustments (a)	19	—	19
Balances at December 31, 2023	$1,551	$464	$2,015
______________________________________
(a)Other adjustments during the three months ended December 31, 2023 represent foreign currency movements.
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
Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	December 31, 2023	September 30, 2023
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,540	$1,507
Music publishing copyrights	25 years	2,111	2,026
Artist and songwriter contracts	13 years	1,113	1,091
Trademarks	14 years	113	111
Other intangible assets	6 years	106	104
Total gross intangible assets subject to amortization		4,983	4,839
Accumulated amortization		(2,593)	(2,486)
Total net intangible assets subject to amortization		2,390	2,353
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	151	149
Total net intangible assets		$2,541	$2,502

8. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	December 31, 2023	September 30, 2023
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2028	1,295	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	360	343
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	493	471
3.000% Senior Secured Notes due 2031	800	800
Mortgage Term Loan due 2033	18	$18
Total long-term debt, including the current portion	$4,041	$4,002
Issuance premium less unamortized discount and unamortized deferred financing costs	(37)	(38)
Total long-term debt, including the current portion, net	$4,004	$3,964
______________________________________
(a)Reflects $350 million and $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $4 million and $2 million as of December 31, 2023 and September 30, 2023, respectively. There were no loans outstanding under the Revolving Credit Facility at December 31, 2023 or September 30, 2023.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. is party to a $1,295 million senior secured term loan credit facility, pursuant to a credit agreement dated November 1, 2012, as amended or supplemented (the “Senior Term Loan Credit Agreement”) with JPMorgan Chase Bank NA, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (the “Senior Term Loan Facility”). Additionally, as of December 31, 2023 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility (as defined below) and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, the covenants under the Revolving Credit Facility, which are currently suspended, will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility. The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of December 31, 2023.

Fiscal 2024 Transactions
Revolving Credit Agreement Amendment
On November 30, 2023, Acquisition Corp. entered into an amendment (the “Revolving Credit Agreement Amendment”) to the revolving credit agreement, dated January 31, 2018, as amended, among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, Cayman Islands Branch, as predecessor administrative agent, governing Acquisition Corp.’s revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Revolving Credit Agreement Amendment (among other changes): (i) increased the commitments under the Revolving Credit Facility from an aggregate principal amount of $300 million to an aggregate principal amount of $350 million, (ii) extended the final maturity date of the Revolving Credit Facility from April 3, 2025 to November 30, 2028, (iii) appointed JPMorgan Chase Bank, N.A. as administrative agent in the place of Credit Suisse AG, Cayman Islands Branch, (iv) modified the existing springing Secured Indebtedness to EBITDA Ratio financial maintenance covenant by increasing the springing threshold from $105,000,000 to $140,000,000, and (v) included provisions that allow Acquisition Corp. to terminate the security interests securing the obligations under the Revolving Credit Facility upon the satisfaction of the Collateral Suspension Conditions (as defined below) and, in the event that the security interests are so terminated, the existing springing Secured Indebtedness to EBITDA Ratio financial maintenance covenant (which is calculated net of up to $250 million of cash and cash equivalents held by Acquisition Corp. and its restricted subsidiaries) shall automatically be replaced with a new financial maintenance covenant prohibiting Acquisition Corp. from permitting the Total Indebtedness to EBITDA Ratio to be greater than 3.60:1.00 (calculated net of all cash and cash equivalents held by Acquisition Corp. and its restricted subsidiaries) as of the end of any fiscal quarter.

In the event that the security interests securing the obligations under the Facility are reinstated as a result of the occurrence of a Collateral Suspension Reversion Date (as defined below), the Total Indebtedness to EBITDA Ratio financial maintenance covenant shall revert back to a springing Secured Indebtedness to EBITDA Ratio financial maintenance covenant set at 5.00:1.00.

For purposes the Revolving Credit Agreement Amendment, (i) “Collateral Suspension Conditions” means conditions that are satisfied if (x) the investment grade condition has been satisfied and (y) the aggregate outstanding principal amount of senior secured indebtedness incurred by Acquisition Corp. and its restricted subsidiaries is not in excess of $500,000,000 and (ii) “Collateral Suspension Reversion Date” means, the earlier of (x) the date on which the Collateral Suspension Conditions cease to be satisfied or (y) the date on which Acquisition Corp. delivers a collateral suspension reversion notice to the Administrative Agent.

December 2023 Senior Term Loan Credit Agreement Amendment
On December 29, 2023, Acquisition Corp. entered into an amendment (the “Thirteenth Amendment”) to the Senior Term Loan Credit Agreement among Acquisition Corp., the other loan parties, Holdings, each lender party hereto, Credit Suisse AG, Cayman Islands Branch as the resigning administrative agent, and JPMorgan Chase Bank, N.A, as the successor administrative agent. The Thirteenth Amendment appointed JPMorgan Chase Bank, N.A. as administrative agent in the place of Credit Suisse AG, Cayman Islands Branch.
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Revolving Term SOFR”), and other rates for alternate currencies, such as EURIBOR and SONIA, as provided in the Revolving Credit Agreement, subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving Term SOFR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.66x at December 31, 2023, the applicable margin for SOFR loans and RFR loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

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
The term loan entered into on January 27, 2023 (the “Term Loan Mortgage”) bears interest at a rate of 30-day SOFR plus the applicable margin of 1.40%, subject to a zero floor.
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. Please refer to Note 13 of our condensed consolidated financial statements for further discussion.
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 20, 2028.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is November 30, 2028.
Maturities of Senior Secured Notes
As of December 31, 2023, there are no scheduled maturities of notes until 2028, when $360 million is scheduled to mature. Thereafter, $2.368 billion is scheduled to mature.
Maturity of Term Loan Mortgage
The maturity date of the Term Loan Mortgage is January 27, 2033, subject to a call option exercisable by Truist Bank at any time after January 27, 2028 if certain criteria relating to the Company’s creditworthiness are met.
Interest Expense, net
Total interest expense, net was $39 million and $32 million for the three months ended December 31, 2023 and 2022, respectively. Interest expense, net includes interest expense related to our outstanding indebtedness of $45 million and $36 million for the three months ended December 31, 2023 and 2022, respectively. The weighted-average interest rate of the Company’s total debt was 4.6% at December 31, 2023, 4.1% at September 30, 2023, and 3.7% at December 31, 2022.

9. Restructuring
In March 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. The Restructuring Plan was substantially complete as of December 31, 2023, with related cash expenditures expected by the end of fiscal 2024. There were no restructuring costs recorded for the three months ended December 31, 2023. The following table sets forth the activity for the three months ended December 31, 2023 in the restructuring accrual included within accrued liabilities in the accompanying condensed consolidated balance sheets:

Severance Costs
(in millions)
Balance at September 30, 2023	$19
Restructuring charges	$—
Cash payments	$(8)
Balance at December 31, 2023	$11

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
11. Equity
Stock-Based Compensation
The Company’s stock-based compensation plans are described in Note 14, “Equity,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Stock-based compensation consists primarily of common stock, restricted stock units and market-based performance share units granted to eligible employees and executives under the Omnibus Incentive Plan.
For the three months ended December 31, 2023, the Company recognized a total of $9 million of non-cash stock-based compensation expense which was recorded to additional paid-in capital. For the three months ended December 31, 2022, the Company recognized a total of $14 million of non-cash stock-based compensation expense, of which $4 million was recorded to additional paid-in capital and $10 million was recorded as a share-based compensation liability. During the three months ended December 31, 2023, $15 million of share-based compensation liabilities were reclassified to additional paid-in capital.
Common Stock
During the three months ended December 31, 2023, in connection with the Senior Management Free Cash Flow Plan (the “Plan”), the Company issued a total of 1,738,016 shares of Class A Common Stock to settle a portion of participants’ deferred equity units previously issued under the Plan. Additionally, a Plan participant redeemed a portion of their vested Class B equity units of WMG Management Holdings LLC in exchange for a total of 547,249 shares of Class B Common Stock which were converted to shares of Class A Common Stock upon the exchange.
During the three months ended December 31, 2023, the Company issued approximately 7,000 shares of Class A Common Stock, under the Omnibus Incentive Plan.
12. Income Taxes
For the three months ended December 31, 2023, the Company recorded an income tax expense of $72 million. The income tax expense for the three months ended December 31, 2023 is higher than the expected tax expense at the statutory rate of 21% primarily due to withholding taxes, foreign income taxed at rates higher than the United States, U.S. state and local taxes, non-deductible executive compensation under IRC Section 162(m), and unrecognized tax benefit related to uncertain tax positions. These charges were partially offset by non-controlling interest, the net impact of GILTI and foreign derived intangible income (“FDII”), and tax benefits associated with Research and Development (“R&D”) credits.
For the three months ended December 31, 2022, the Company recorded an income tax expense of $48 million. The income tax expense for the three months ended December 31, 2022 is higher than the expected tax benefit at the statutory tax rate of 21% primarily due to U.S. state and local taxes, withholding taxes, foreign income taxed at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by a deduction against FDII.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of December 31, 2023 could decrease by up to approximately $4 million related to various ongoing audits and settlement discussions in various jurisdictions during the next twelve months.
The Organization for Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax rate by January 1, 2025. We are currently evaluating the potential impact of the rules on our consolidated financial statements and related disclosures.

The Inflation Reduction Act of 2022 (H.R. 5376) includes a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period. Although the U.S. Treasury and Internal Revenue Service (IRS) issued interim CAMT guidance during 2023, many details and specifics of application of the CAMT remain subject to future guidance. The Company is not expecting to be subject to CAMT for our fiscal year 2024.
13. Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts and interest rate swaps, for the purposes of managing foreign currency exchange rate risk and interest rate risk on expected future cash flows.
The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 20, “Fair Value Measurements,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Interest income or expense related to interest rate swaps is recognized in interest income (expense), net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income (expense) in the period measured.
As of December 31, 2023, the Company had outstanding foreign currency forward exchange contracts for the sale of $366 million and the purchase of $219 million of foreign currencies at fixed rates that will be settled by September 2024.
As of December 31, 2023, the Company had no outstanding interest rate swaps and no unrealized deferred gains or losses in comprehensive income related to the interest rate swaps. As of September 30, 2023, the Company had outstanding $500 million in a pay-fixed receive-variable interest rate swap with $1 million of unrealized deferred gains in comprehensive income related to the interest rate swaps.
The Company recorded no realized pre-tax gains or losses and unrealized pre-tax losses of $6 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the three months ended December 31, 2023. The Company recorded realized pre-tax losses of $1 million and unrealized pre-tax losses of $7 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the three months ended December 31, 2022.
The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the three months ended December 31, 2023 and December 31, 2022 were $1 million and $2 million, respectively.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
	(in millions)
Other Current Assets:
Interest Rate Swap	$—	$2
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	(6)	—
______________________________________
(a)Includes $9 million and $15 million of foreign exchange derivative contracts in asset and liability positions, respectively, which net to $6 million of current liabilities.

14. Segment Information
Based on the nature of its products and services, the Company classifies its business interests into two fundamental operations: Recorded Music and Music Publishing, which also represent the reportable segments of the Company. Information as to each of these operations is set forth below. The Company evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets adjusted to exclude the impact of non-cash stock-based compensation and other related expenses and certain items that affect comparability including but not limited to gains or losses on divestitures and expenses related to restructuring and transformation initiatives, which includes costs associated with the Company’s financial transformation initiative to upgrade our information technology and finance infrastructure (“Adjusted OIBDA”). Items excluded are not viewed to contribute directly to management’s evaluation of operating results.

    During the three months ended December 31, 2023, the Company changed the measure used to evaluate segment profitability from OIBDA to Adjusted OIBDA which is consistent with how the Company's CODM evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that Adjusted OIBDA represents the most relevant measure of segment profit and loss. All disclosures relating to segment profitability, including those for the three months ended December 31, 2022, have been revised as a result of this change. Hereafter, the Company will revise other prior quarterly and year-to-date periods for fiscal year 2023 when they are subsequently reported in later filings for comparative purposes.
The accounting policies of the Company’s business segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, and therefore, do not themselves impact consolidated results.

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
December 31, 2023
Revenues	$1,445	$304	$(1)	$1,748
Adjusted OIBDA	412	86	(47)	451

December 31, 2022
Revenues	$1,239	$250	(1)	1,488
Adjusted OIBDA	299	72	(36)	335
Adjusted OIBDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of the Company’s Adjusted OIBDA to operating income is presented below.

	For the Three Months Ended December 31,
	2023	2022
Operating income	354	265
Amortization expense	55	63
Depreciation expense	26	21
Transformation initiatives and other related costs	19	12
Net gain on divestitures	(17)	(41)
Non-cash stock-based compensation and other related costs	14	15
Adjusted OIBDA	$451	$335
In connection with the aforementioned change in segment profitability measure, the Company has also revised disclosures relating to segment profitability for the fiscal years ended September 30, 2023, 2022 and 2021, as presented below, to be comparable to the current period presentation.

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Twelve Months Ended	(in millions)
September 30, 2023
Revenues	$4,955	$1,088	$(6)	$6,037
Adjusted OIBDA	1,093	296	(154)	1,235

September 30, 2022
Revenues	$4,966	$958	$(5)	$5,919
Adjusted OIBDA	1,046	233	(130)	1,149

September 30, 2021
Revenues	$4,544	$761	(4)	$5,301
Adjusted OIBDA	975	179	(136)	1,018

	For the Twelve Months Ended September 30,
	2023	2022	2021
Operating income	790	714	609
Amortization expense	245	263	229
Depreciation expense	87	76	77
Restructuring	42	8	18
Transformation initiatives and other related costs	53	46	36
Executive transition costs	7	—	—
Net gain on divestitures	(41)	—	—
COVID-19 related costs	—	—	1
Non-cash stock-based compensation and other related costs	52	42	48
Adjusted OIBDA	$1,235	$1,149	$1,018
15. Additional Financial Information
Supplemental Cash Flow Disclosures
The Company made interest payments of approximately $33 million and $25 million during the three months ended December 31, 2023 and 2022, respectively. The Company paid approximately $39 million and $45 million of income and withholding taxes, net of refunds, for the three months ended December 31, 2023 and 2022, respectively. Noncash investing activities was approximately $18 million related to the acquisition of music publishing rights and music catalogs, net during the three months ended December 31, 2023.
Net Gain on Divestitures
The Company recognized a pre-tax gain of $17 million and $41 million, during the three months ended December 31, 2023 and December 31, 2022, respectively, in connection with the divestiture of certain sound recordings rights in the quarter and has been reflected as a net gain on divestiture in the accompanying condensed consolidated statement of operations.
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
On November 9, 2023, the Company’s board of directors declared a cash dividend of $0.17 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on December 1, 2023. The Company paid an aggregate of approximately $89 million, or $0.17 per share, in cash dividends to stockholders and participating security holders for the three months ended December 31, 2023.
16. Fair Value Measurements
The following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2023 and September 30, 2023.

	Fair Value Measurements as of December 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(6)	$—	$(6)
Other Noncurrent Assets:
Equity Investments with Readily Determinable Fair Value (c)	13	—	—	13
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(1)	(1)

	Fair Value Measurements as of September 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Interest Rate Swap (d)	$—	$2	$—	$2
Other Noncurrent Assets:
Equity Investment with Readily Determinable Fair Value (c)	15	—	—	15
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(1)	(1)
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
(d)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of each reporting period for contracts involving the same attributes and maturity dates.

The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2023	$(1)
Additions	—
Reductions	—
Payments	—
Balance at December 31, 2023	$(1)
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company recorded approximately $1 million of impairment charges on these investments during the three months ended December 31, 2023. The Company did not record any impairment charges on these investments during the three months ended December 31, 2022. In addition, there were no observable price changes events that were completed during the three months ended December 31, 2023 and 2022.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2023, the fair value of the Company’s debt was $3.763 billion. Based on the level of interest rates prevailing at September 30, 2023, the fair value of the Company’s debt was $3.525 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

17. Subsequent Events
January 2024 Senior Term Loan Credit Agreement Amendment
On January 24, 2024, Acquisition Corp. entered into an amendment (the “Fourteenth Amendment”) to the credit agreement, dated November 1, 2012, as amended or supplemented, among Acquisition Corp., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with JPMorgan Chase Bank N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Fourteenth Amendment (among other changes) extended the maturity date of its outstanding term loans from January 20, 2028 to January 24, 2031 through the issuance of tranche I term loans and refinancing of the existing tranche G term loans. The tranche I term loans shall bear interest at a rate equal to, at Acquisition Corp.’s election (i) the forward-looking term rate based on Term SOFR as administered by the Federal Reserve Bank of New York for the applicable interest period subject to a zero floor, plus 2.000% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR, plus 1.00% per annum, in each case, subject to a 1.00% floor, plus 1.000% per annum.
Strategic Restructuring Plan
On February 6, 2024, the Company’s board of directors approved and the Company subsequently announced a strategic restructuring plan (the “Strategic Restructuring Plan”) designed to free up more funds to invest in music and accelerate the Company's growth for the next decade. The Company expects the Strategic Restructuring Plan to generate pre-tax cost savings by the end of fiscal year 2025 and anticipates allocating a majority of the cost savings to increase investment in the Company’s core Recorded Music and Music Publishing businesses, new skill sets and tech capabilities.
The cost savings under the Strategic Restructuring Plan will be achieved through a combination of the disposal or winding down of certain of the Company’s non-core owned and operated media properties including the Company’s in-house ad sales function (the “O&O Media Properties”), continuing to manage overhead, sharpening focus, expanding shared services, and implementing previously disclosed expected operational efficiencies made possible by the Company’s financial transformation initiative. The Strategic Restructuring Plan anticipates a reduction in headcount, a majority of which will be related to the O&O Media Properties, Corporate and various support functions.
The Strategic Restructuring Plan is expected to result in approximately $140 million of total non-recurring pre-tax charges and approximately $105 million in total after tax charges. The pre-tax charges include approximately $85 million representing severance payments and other related termination costs, and approximately $55 million represents non-cash impairment charges primarily in connection with the disposal or winding down of the O&O Media Properties. The majority of the charges associated with the Strategic Restructuring Plan are expected to be incurred by the end of fiscal year 2024 and the actions related to those charges will commence immediately. The severance payments and other termination costs are expected to be paid by the end of fiscal year 2026 with approximately $35 million of those payments and costs expected to be paid by the end of fiscal year 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (the “Quarterly Report”).
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
•the fact that we maintain certain cash deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits, which could have an adverse effect on liquidity and financial performance in the event of a bank failure or receivership; and
•risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
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
•Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2023 and December 31, 2022. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2023 and December 31, 2022, as well as a discussion of our financial condition and liquidity as of December 31, 2023. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
Use of Adjusted OIBDA
We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets adjusted to exclude the impact of non-cash stock-based compensation and other related expenses and certain items that affect comparability including but not limited to gains or losses on divestitures and expenses related to restructuring and transformation initiatives (“Adjusted OIBDA”). We consider Adjusted OIBDA to be an important indicator of the operational strengths and performance of our businesses. However, a limitation of the use of Adjusted OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, Adjusted OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) attributable to Warner Music Group Corp. and other measures of financial performance reported in accordance with United States generally accepted accounting principles (“U.S. GAAP”). In addition, our definition of Adjusted OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated Adjusted OIBDA to operating income (loss) and net income (loss) attributable to Warner Music Group Corp. is provided in our “Results of Operations.”
Use of Constant Currency
As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of revenue and Adjusted OIBDA on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares revenue and Adjusted OIBDA between periods as if exchange rates had remained constant period over period. We use revenue and Adjusted OIBDA on a constant-currency basis as one measure to evaluate our performance. We calculate constant-currency by calculating prior-year revenue and Adjusted OIBDA using current-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” Revenue and Adjusted OIBDA on a constant-currency basis should be considered in addition to, not as a substitute for, revenue and Adjusted OIBDA reported in accordance with U.S. GAAP. Revenue and Adjusted OIBDA on a constant-currency basis, as we present it, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.
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
In March 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. The headcount reductions generated pre-tax cost savings of approximately $12 million for the three months ended December 31, 2023.
BMG Termination
In September 2023, the Company announced its distribution agreement with BMG will be terminated as BMG will begin to bring digital distribution in-house and license directly with digital service partners beginning in fiscal 2024 (the “BMG Termination”). Alternative Distribution Alliance (“ADA”), which is part of our Recorded Music business, had previously been distributing BMG’s recorded music catalog and revenues are reported within our Recorded Music segment. The shift to direct deals by BMG will be a phased in-sourcing of distribution during the current fiscal year and we expect BMG to be largely rolled off by October 2024.

    During the quarter ended December 31, 2023, in connection with the BMG Termination, the Company reported lower Recorded Music digital revenue of $13 million compared to the prior-year quarter, of which $12 million was streaming revenue. The impact to Recorded Music’s Adjusted OIBDA was immaterial in the quarter.

RESULTS OF OPERATIONS
Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Revenue by Type
Digital	$908	$803	$105	13%
Physical	154	133	21	16%
Total Digital and Physical	1,062	936	126	13%
Artist services and expanded-rights	204	206	(2)	-1%
Licensing	179	97	82	85%
Total Recorded Music	1,445	1,239	206	17%
Performance	51	45	6	13%
Digital	196	149	47	32%
Mechanical	15	14	1	7%
Synchronization	39	39	—	—%
Other	3	3	—	—%
Total Music Publishing	304	250	54	22%
Intersegment eliminations	(1)	(1)	—	—%
Total Revenues	$1,748	$1,488	$260	17%
Revenue by Geographical Location
U.S. Recorded Music	$627	$539	$88	16%
U.S. Music Publishing	172	133	39	29%
Total U.S.	799	672	127	19%
International Recorded Music	818	700	118	17%
International Music Publishing	132	117	15	13%
Total International	950	817	133	16%
Intersegment eliminations	(1)	(1)	—	—%
Total Revenues	$1,748	$1,488	$260	17%
Total Revenues
Total revenues increased by $260 million, or 17%, to $1,748 million for the three months ended December 31, 2023 from $1,488 million for the three months ended December 31, 2022. The quarter included $68 million from a licensing agreement extension for an artist’s catalog (the “Licensing Extension”) in Recorded Music licensing revenue and $27 million from a new deal with one of the Company’s digital partners (the “Digital License Renewal”) in Recorded Music streaming revenue. Additionally, the quarter included the impact of the termination of the distribution agreement with BMG (the “BMG Termination”) which resulted in $13 million of lower Recorded Music digital revenue in the three months ended December 31, 2023 compared to the prior-year quarter. Adjusted for these items, total revenues increased by 12%. The increase includes $20 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenue for the three months ended December 31, 2023, respectively, and 83% and 17% of total revenue for the three months ended December 31, 2022, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 46% and 54% of total revenues for the three months ended December 31, 2023 and 45% and 55% of total revenues for the three months ended December 31, 2022.

Total digital revenues after intersegment eliminations increased by $152 million, or 16%, to $1,104 million for the three months ended December 31, 2023 from $952 million for the three months ended December 31, 2022. Total streaming revenue increased 17% driven by growth across Recorded Music and Music Publishing. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2023 were composed of U.S. revenues of $536 million and international revenues of $568 million, or 49% and 51% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2022 were composed of U.S. revenues of $484 million and international revenues of $468 million, or 51% and 49% of total digital revenues, respectively.
Recorded Music revenues increased by $206 million, or 17%, to $1,445 million for the three months ended December 31, 2023 from $1,239 million for the three months ended December 31, 2022. The increase includes $16 million of favorable currency exchange fluctuations. U.S. Recorded Music revenues were $627 million and $539 million, or 43% and 44% of consolidated Recorded Music revenues for each of the three months ended December 31, 2023 and December 31, 2022, respectively. International Recorded Music revenues were $818 million and $700 million, or 57% and 56% of consolidated Recorded Music revenues for each of the three months ended December 31, 2023 and December 31, 2022, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, licensing and physical revenues, partially offset by a decrease in artist services and expanded-rights revenue. Digital revenue increased by $105 million, which includes the favorable impact of foreign currency exchange rates of $5 million. Revenue from streaming services increased by $107 million, or 14%, to $887 million for the three months ended December 31, 2023 from $780 million for the three months ended December 31, 2022, which includes the favorable impact of foreign currency exchange rates of $4 million, or 1%. Streaming revenue includes $27 million from the Digital License Renewal, partially offset by the impact of the BMG Termination of $12 million. Adjusted for these items, streaming revenues increased 12%. The quarter included carryover success from Ed Sheeran, Dua Lipa and Zach Bryan. Download and other digital revenues decreased by $2 million, or 9%, to $21 million for the three months ended December 31, 2023 from $23 million for the three months ended December 31, 2022 due to the continued shift to streaming services. Licensing revenue increased by $82 million, primarily due to $68 million from the Licensing Extension, the timing of new licensing deals primarily in the United States, and the favorable impact of foreign currency exchange rates of $2 million. Physical revenue increased by $21 million, driven by the favorable impact of foreign currency exchange rates of $3 million and stronger performances in the United States, Japan and the UK. Artist services and expanded-rights revenue decreased by $2 million due to lower merchandising revenue, partially offset by higher concert promotion revenue and the favorable impact of foreign currency exchange rates of $6 million.
Music Publishing revenues increased by $54 million, or 22%, to $304 million for the three months ended December 31, 2023 from $250 million for the three months ended December 31, 2022. U.S. Music Publishing revenues were $172 million and $133 million, or 57% and 53% of consolidated Music Publishing revenues, for the three months ended December 31, 2023 and December 31, 2022, respectively. International Music Publishing revenues were $132 million and $117 million, or 43% and 47% of consolidated Music Publishing revenues, for the three months ended December 31, 2023 and December 31, 2022, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $47 million, or 32%, and performance revenue of $6 million, or 13%. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services, the impact of digital deal renewals, and the favorable impact of foreign currency exchange rates of $2 million. Revenue from streaming services grew by $47 million, or 32%, to $193 million for the three months ended December 31, 2023 from $146 million for the three months ended December 31, 2022. Performance revenue increased due to strong live performance in Europe and the favorable impact of foreign currency exchange rates of $1 million. Synchronization revenue remained constant, attributable to lower commercial licensing activity in the United States, partially offset by the timing of legal settlements. Mechanical revenue increased due to the favorable impact of foreign currency exchange rates of $1 million.
Revenue by Geographical Location
U.S. revenue increased by $127 million, or 19%, to $799 million for the three months ended December 31, 2023 from $672 million for the three months ended December 31, 2022. U.S. Recorded Music revenue increased by $88 million, or 16%. The primary driver was the increase in licensing revenue of $81 million, primarily due to $68 million from the Licensing Extension. U.S. Recorded Music digital revenue increased by $15 million, or 4%. U.S. Recorded Music streaming revenue increased by $17 million, or 4%, as a result of a stronger release schedule. Download and other digital decreased by $2 million. Increases are also attributable to higher U.S. Recorded Music physical revenue of $6 million due to growth in vinyl sales. U.S. Recorded Music artist services and expanded-rights revenue decreased by $14 million primarily driven by lower advertising and merchandising revenue. U.S. Music Publishing revenue increased by $39 million, or 29%, to $172 million for the three months ended December 31, 2023 from $133 million for the three months ended December 31, 2022. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $37 million due to the continued growth in streaming services and the impact of digital deal renewals. U.S. Music Publishing streaming revenue increased by $36 million, or 40%. Performance revenue increased by $2 million. Synchronization revenue remained constant, and Mechanical revenue decreased by $1 million.

International revenue increased by $133 million, or 16%, to $950 million for the three months ended December 31, 2023 from $817 million for the three months ended December 31, 2022. Excluding the favorable impact of foreign currency exchange rates of $20 million, International revenue increased by $113 million, or 14%. International Recorded Music revenue increased by $118 million due to increases in digital revenue of $90 million, physical revenue of $15 million, artist services and expanded-rights revenue of $12 million and licensing revenue of $1 million. International Recorded Music digital revenue increased due to a $90 million, or 23%, increase in streaming revenue, which includes $27 million from the Digital License Renewal and the favorable impact of foreign currency exchange rates of $4 million. International Recorded Music physical revenue increased by $15 million, primarily driven by stronger performances in Japan and the UK and the favorable impact of foreign currency exchange rates. International Recorded Music artist services and expanded-rights revenue increased by $12 million due to higher concert promotion revenue and the favorable impact of foreign currency exchange rates of $6 million, partially offset by lower direct-to-consumer merchandising revenue at EMP. International Recorded Music licensing revenue increased by $1 million primarily due to higher broadcast fees and the favorable impact of foreign currency exchange rates. International Music Publishing revenue increased from the prior-year quarter by $15 million, or 13%, to $132 million for the three months ended December 31, 2023 from $117 million for the three months ended December 31, 2022. This was primarily driven by the increase in digital revenue of $10 million, performance revenue of $4 million and mechanical revenue of $2 million. International Music Publishing streaming revenue increased by $11 million or 20%, which includes the favorable impact of foreign currency exchange rates of $2 million, while download and other digital decreased by $1 million. Performance revenue increased driven by strong live performance in Europe. Mechanical revenue increased primarily due to the favorable impact of foreign currency exchange rates of $1 million. Synchronization revenue remained constant.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$540	$464	$76	16%
Product costs	340	297	43	14%
Total cost of revenues	$880	$761	$119	16%
Artist and repertoire costs increased by $76 million, to $540 million for the three months ended December 31, 2023 from $464 million for the three months ended December 31, 2022. Artist and repertoire costs as a percentage of revenue remained constant at 31% for each of the three months ended December 31, 2023 and December 31, 2022, primarily due to the impact of the Licensing Extension, offset by revenue mix and the unfavorable impact of foreign currency exchange rates.
Product costs increased by $43 million, to $340 million for the three months ended December 31, 2023 from $297 million for the three months ended December 31, 2022. Product costs as a percentage of revenue decreased to 19% for the three months ended December 31, 2023 from 20% for the three months ended December 31, 2022, primarily due to the impact of the Licensing Extension, offset by revenue mix from higher third-party distributed label revenue.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$269	$221	$48	22%
Selling and marketing expense	176	188	(12)	-6%
Distribution expense	31	31	—	—%
Total selling, general and administrative expense	$476	$440	$36	8%
______________________________________
(1)Includes depreciation expense of $26 million and $21 million for the three months ended December 31, 2023 and December 31, 2022, respectively.
Total selling, general and administrative expense increased by $36 million, or 8%, to $476 million for the three months ended December 31, 2023 from $440 million for the three months ended December 31, 2022. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 27% for the three months ended December 31, 2023 from 30% for the three months ended December 31, 2022.

General and administrative expense increased by $48 million to $269 million for the three months ended December 31, 2023 from $221 million for the three months ended December 31, 2022. The increase in general and administrative expense was mainly due to higher employee related costs, net of savings from the Restructuring Plan, incremental investment in technology of $11 million and expenses related to transformation initiatives of $7 million, the unfavorable movements in foreign currency exchange rates of $5 million. Expressed as a percentage of revenue, general and administrative expense remained constant at 15% for each of the three months ended December 31, 2023 and December 31, 2022.
Selling and marketing expense decreased by $12 million, or 6%, to $176 million for the three months ended December 31, 2023 from $188 million for the three months ended December 31, 2022. Expressed as a percentage of revenue, selling and marketing expense decreased to 10% for the three months ended December 31, 2023 from 13% for the three months ended December 31, 2022 due to lower variable marketing spend and savings from the Restructuring Plan.
Distribution expense remained constant at $31 million for the three months ended December 31, 2023 and the three months ended December 31, 2022. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the three months ended December 31, 2023 and December 31, 2022.
Reconciliation of Net Income Attributable to Warner Music Group Corp. and Operating Income to Consolidated Adjusted OIBDA
As previously described, we use Adjusted OIBDA as our primary measure of financial performance. The following table reconciles operating income to Adjusted OIBDA, and further provides the components from net income attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Three Months Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$159	$122	$37	30%
Income attributable to noncontrolling interest	34	2	32	—%
Net income	193	124	69	56%
Income tax expense	72	48	24	50%
Income before income taxes	265	172	93	54%
Other expense	50	61	(11)	(18)%
Interest expense, net	39	32	7	22%
Loss on extinguishment of debt	—	—	—	—%
Operating income	354	265	89	34%
Amortization expense	55	63	(8)	(13)%
Depreciation expense	26	21	5	24%
Transformation initiatives and other related costs	19	12	7	58%
Net gain on divestitures	(17)	(41)	24	(59)%
Non-cash stock-based compensation and other related costs	14	15	(1)	(7)%
Adjusted OIBDA	$451	$335	$116	35%
Adjusted OIBDA
Adjusted OIBDA increased by $116 million to $451 million for the three months ended December 31, 2023 as compared to $335 million for the three months ended December 31, 2022 primarily due to strong operating performance, savings from the Restructuring Plan, the impact of the Licensing Extension of $67 million and the Digital License Renewal of $10 million, partially offset by revenue mix, the incremental investment in technology of $11 million, and the unfavorable impact of foreign currency exchange rates. Expressed as a percentage of total revenue, Adjusted OIBDA margin increased to 26% for the three months ended December 31, 2023 from 23% for the three months ended December 31, 2022 due to the factors noted above. Excluding the impact of the Licensing Extension and Digital License Renewal, Adjusted OIBDA margin was 23% for the three months ended December 31, 2023.

Non-cash stock based compensation and other related costs
Our non-cash stock based compensation and other related costs decreased by $1 million to $14 million for the three months ended December 31, 2023 from $15 million for the three months ended December 31, 2022.

Net gain on divestitures
Net gain on divestitures decreased during the three months ended December 31, 2023, to a pre-tax gain of $17 million in connection with the divestiture of certain sound recording rights in the quarter. This compares to a pre-tax gain of $41 million in the three months ended December 31, 2022.

Transformation initiatives and other related costs
Our transformation initiatives and other related costs increased by $7 million to $19 million for the three months ended December 31, 2023 from $12 million for the three months ended December 31, 2022 due to an increase in costs associated with our finance transformation.
Depreciation expense
Our depreciation expense increased by $5 million to $26 million for the three months ended December 31, 2023 from $21 million for the three months ended December 31, 2022. This increase is primarily due to an increase in technology capital spend and assets being placed into service.
Amortization expense
Our amortization expense decreased by $8 million, or 13%, to $55 million for the three months ended December 31, 2023 from $63 million for the three months ended December 31, 2022. The decrease is primarily due to certain intangible assets becoming fully amortized.
Operating income
Our operating income increased by $89 million to $354 million for the three months ended December 31, 2023 from $265 million for the three months ended December 31, 2022. The increase in operating income was due to the factors that led to the increase in Adjusted OIBDA and lower amortization and net gains on divestitures, partially offset by higher depreciation as noted above.
Interest expense, net
Our interest expense, net, increased to $39 million for the three months ended December 31, 2023 from $32 million for the three months ended December 31, 2022 due to a higher principal balance related to the issuance of incremental Senior Term Loan Facility and higher interest rates on variable rate debt, partially offset by higher interest income.
Other expense
Other expense for the three months ended December 31, 2023 primarily includes foreign currency losses on our Euro-denominated debt of $39 million, currency exchange losses on our intercompany loans of $9 million, and unrealized losses on hedging activity of $6 million. This compares to foreign currency losses on our Euro-denominated debt of $68 million and unrealized losses on hedging activity of $8 million, partially offset by currency exchange gains on our intercompany loans of $15 million for the three months ended December 31, 2022.
Income tax expense
Our income tax expense increased by $24 million to $72 million for the three months ended December 31, 2023 from $48 million for the three months ended December 31, 2022. The increase of $24 million in income tax expense is primarily due to the impact of increase in pre-tax income, higher portion of the pre-tax income earned outside of the United States and taxed at rates higher than in the United States, increase in unrecognized tax benefit related to uncertain tax positions, and higher withholding taxes in the current year.
Net income
Net income increased by $69 million to $193 million for the three months ended December 31, 2023 from $124 million for the three months ended December 31, 2022 as a result of the factors described above.

Noncontrolling interest
Income attributable to noncontrolling interest increased by $32 million to $34 million for the three months ended December 31, 2023, from $2 million for the three months ended December 31, 2022, largely driven by higher income from non-wholly-owned subsidiaries in the current period, primarily due to the impact of the Licensing Extension.
Business Segment Results
Revenues, operating income (loss) and Adjusted OIBDA by business segment were as follows (in millions):

	For the Three Months Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Recorded Music
Revenues	$1,445	$1,239	$206	17%
Operating income	374	283	91	32%
Adjusted OIBDA	412	299	113	38%
Music Publishing
Revenues	304	250	54	22%
Operating income	63	49	14	29%
Adjusted OIBDA	86	72	14	19%
Corporate expenses and eliminations
Revenue eliminations	(1)	(1)	—	—%
Operating loss	(83)	(67)	(16)	24%
Adjusted OIBDA loss	(47)	(36)	(11)	31%
Total
Revenues	1,748	1,488	260	17%
Operating income	354	265	89	34%
Adjusted OIBDA	451	335	116	35%
Recorded Music
Revenues
Recorded Music revenue increased by $206 million, or 17%, to $1,445 million for the three months ended December 31, 2023 from $1,239 million for the three months ended December 31, 2022. Excluding the impact of the Licensing Extension, the BMG Termination and the Digital License Renewal, Recorded Music revenue increased 10% for the three months ended December 31, 2023. U.S. Recorded Music revenues were $627 million and $539 million, or 43% and 44% of consolidated Recorded Music revenues, for the three months ended December 31, 2023 and December 31, 2022, respectively. International Recorded Music revenues were $818 million and $700 million, or 57% and 56% of consolidated Recorded Music revenues, for the three months ended December 31, 2023 and December 31, 2022, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, licensing and physical revenue, partially offset by lower artist services and expanded-rights revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$350	$311	$39	13%
Product costs	340	297	43	14%
Total cost of revenues	$690	$608	$82	13%
Recorded Music cost of revenues increased by $82 million, or 13%, to $690 million for the three months ended December 31, 2023 from $608 million for the three months ended December 31, 2022. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 24% for the three months ended December 31, 2023 from 25% for the three months ended December 31, 2022, primarily due to the impact of the Licensing Extension, offset by revenue mix and the unfavorable impact of foreign currency exchange rates. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs remained constant at 24% for the three months ended December 31, 2023 and the three months ended December 31, 2022, primarily due to the impact of the Licensing Extension, offset by revenue mix from higher third-party distributed label revenue.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$163	$132	$31	23%
Selling and marketing expense	170	185	(15)	-8%
Distribution expense	31	31	—	—%
Total selling, general and administrative expense	$364	$348	$16	5%
______________________________________
(1)Includes depreciation expense of $13 million and $13 million for the three months ended December 31, 2023 and December 31, 2022, respectively.
Recorded Music selling, general and administrative expense increased by $16 million, or 5%, to $364 million for the three months ended December 31, 2023 from $348 million for the three months ended December 31, 2022. The increase in general and administrative expense was primarily due to the unfavorable movements in foreign currency exchange rates of $5 million, higher employee related costs, higher non-cash stock-based compensation expense and other related expenses of $5 million, incremental investment in technology of $6 million, partially offset by savings from the Restructuring Plan. The decrease in selling and marketing expense was primarily due to lower variable marketing spend and savings from the Restructuring Plan. Distribution expense remained constant at $31 million for the three months ended December 31, 2023 and the three months ended December 31, 2022. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 25% for the three months ended December 31, 2023 from 28% for the three months ended December 31, 2022.
Net gain on divestitures
Net gain on divestitures decreased during the three months ended December 31, 2023, to a pre-tax gain of $17 million in connection with the divestiture of certain sound recording rights in the quarter. This compares to a pre-tax gain of $41 million in the three months ended December 31, 2022.
Operating Income and Adjusted OIBDA
Recorded Music operating income increased by $91 million to $374 million for the three months ended December 31, 2023 from $283 million for the three months ended December 31, 2022 due to the same factors affecting Adjusted OIBDA discussed below as well as lower amortization expense due to certain intangible assets becoming fully amortized, partially offset by a $24 million quarter-over-quarter decrease in net gain on divestitures and higher non-cash stock-based compensation expense in the quarter of $5 million.
Recorded Music Adjusted OIBDA increased by $113 million to $412 million for the three months ended December 31, 2023 from $299 million for the three months ended December 31, 2022 primarily driven by $67 million from the Licensing Extension and $10 million from the Digital License Renewal, strong operating performance and $12 million of savings from the Restructuring Plan of which a portion has been reinvested in the Company’s business, partially offset by revenue mix and the unfavorable impact of exchange rates. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin increased to 29% for the three months ended December 31, 2023 from 24% for the three months ended December 31, 2022 due to the factors noted above. Excluding the impact from the Digital License Renewal and Licensing Extension, Recorded Music Adjusted OIBDA margin increased to 25% for the three months ended December 31, 2023.
Music Publishing
Revenues
Music Publishing revenues increased by $54 million, or 22%, to $304 million for the three months ended December 31, 2023 from $250 million for the three months ended December 31, 2022. U.S. Music Publishing revenues were $172 million and $133 million, or 57% and 53% of consolidated Music Publishing revenues, for the three months ended December 31, 2023 and

December 31, 2022, respectively. International Music Publishing revenues were $132 million and $117 million, or 43% and 47% of consolidated Music Publishing revenues, for the three months ended December 31, 2023 and December 31, 2022, respectively.
The overall increase in Music Publishing revenue was driven by growth in digital and performance revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Artist and repertoire costs	$191	$154	$37	24%
Total cost of revenues	$191	$154	$37	24%
Music Publishing cost of revenues increased by $37 million, or 24%, to $191 million for the three months ended December 31, 2023 from $154 million for the three months ended December 31, 2022. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 63% for the three months ended December 31, 2023 from 62% for the three months ended December 31, 2022, primarily attributable to the unfavorable impact of foreign currency exchange rates.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative expense (1)	$29	$25	$4	16%
Selling and marketing expense	—	—	—	—%
Total selling, general and administrative expense	$29	$25	$4	16%
______________________________________
(1)Includes depreciation expense of $1 million for each of the three months ended December 31, 2023 and December 31, 2022.
Music Publishing selling, general and administrative expense increased by $4 million, or 16%, to $29 million for the three months ended December 31, 2023 from $25 million for the three months ended December 31, 2022. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained constant at 10% for each of the three months ended December 31, 2023 and December 31, 2022.
Operating Income and Adjusted OIBDA
Music Publishing operating income increased by $14 million to $63 million for the three months ended December 31, 2023 from $49 million for the three months ended December 31, 2022 primarily driven by the same factors affecting Adjusted OIBDA discussed below.
Music Publishing Adjusted OIBDA increased by $14 million, or 19%, to $86 million for the three months ended December 31, 2023 from $72 million for the three months ended December 31, 2022 largely due to higher revenues. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin decreased to 28% for the three months ended December 31, 2023 from 29% for the three months ended December 31, 2022, primarily due to the unfavorable impact of foreign currency exchange rates.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $16 million for the three months ended December 31, 2023 to $83 million from $67 million for the three months ended December 31, 2022, primarily due to incremental investment in technology of $4 million, higher expenses related to transformation initiatives of $7 million, higher depreciation of $5 million, partially offset by lower non-cash stock-based compensation and other related expenses of $7 million.

Our Adjusted OIBDA loss from corporate expenses and eliminations increased by $11 million for the three months ended December 31, 2023 to $47 million from $36 million for the three months ended December 31, 2022, primarily due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at December 31, 2023
At December 31, 2023, we had $4.004 billion of debt (which is net of $37 million of premiums, discounts and deferred financing costs), $754 million of cash and equivalents (net debt of $3.250 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $463 million of Warner Music Group Corp. equity. This compares to $3.964 billion of debt (which is net of $38 million of premiums, discounts and deferred financing costs), $641 million of cash and equivalents (net debt of $3.323 billion) and $307 million of Warner Music Group Corp. equity at September 30, 2023.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the three months ended December 31, 2023 and December 31, 2022 are unaudited and have been derived from our condensed consolidated interim financial statements included elsewhere herein.

	Three Months Ended December 31,
	2023	2022
Cash provided by (used in):
Operating activities	$293	$209
Investing activities	(92)	(10)
Financing activities	(93)	(70)
Operating Activities
Cash provided by operating activities was $293 million for the three months ended December 31, 2023 as compared with cash provided by operating activities of $209 million for the three months ended December 31, 2022. The $84 million increase in cash provided by operating activities was largely a result of strong operating performance and other movements within working capital.
Investing Activities
Cash used in investing activities was $92 million for the three months ended December 31, 2023 as compared with cash used in investing activities of $10 million for the three months ended December 31, 2022. The $92 million of cash used in investing activities in the three months ended December 31, 2023 consisted of $17 million relating to investments and acquisitions of businesses, $59 million to acquire music-related assets, and $29 million relating to capital expenditures, partially offset by $4 million of proceeds from divestitures and $9 million of proceeds from the sale of investments. The $10 million of cash used in investing activities in the three months ended December 31, 2022 consisted of $8 million relating to investments and acquisitions of businesses and $33 million to acquire music-related assets, a portion of which was debt-financed, and $21 million relating to capital expenditures, partially offset by $42 million of proceeds from divestitures and $10 million of proceeds from the sale of investments.
Financing Activities
Cash used in financing activities was $93 million for the three months ended December 31, 2023 as compared with cash used in financing activities of $70 million for the three months ended December 31, 2022. The $93 million of cash used in financing activities for the three months ended December 31, 2023 consisted of dividends paid of $89 million and distributions to noncontrolling interest holders of $4 million. The $70 million of cash used in financing activities for the three months ended December 31, 2022 consisted of cash paid to settle deferred consideration related to a fiscal year 2022 acquisition of music publishing rights of $125 million, dividends paid of $84 million, deferred financing costs of $2 million and distributions to noncontrolling interest holders of $6 million, partially offset by proceeds from the incremental Senior Term Loan Facility of $147 million.
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
We are continuing our financial transformation initiative, launched in August 2019, to upgrade our information technology and finance infrastructure, including related systems and processes, for which we currently expect upfront costs to be approximately $250 million, which includes capital expenditures of approximately $105 million. The timing of global deployment has been delayed as the size and scale of this global system implementation requires rigorous system testing and data validation to ensure go-live readiness. To address these implementation requirements, we are deploying our new technology platform in a wave-based approach. In fiscal years 2023 and 2024, we successfully launched certain components of our new technology platform in select territories in three waves in April 2023, August 2023 and October 2023. We will continue to deploy the platform to remaining territories through the remainder of fiscal year 2024 and into fiscal year 2025. Annualized run-rate savings from the financial transformation initiative are expected to be between approximately $35 million and $40 million, once fully implemented and we expect to achieve benefits through the implementation of the platform including process and data standardization, improved security and compliance, operational efficiencies and enhanced productivity. We expect that our primary sources of liquidity will be sufficient to fund these expenditures.
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BB+ in July 2021 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba2 in April 2023. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.6% as of December 31, 2023. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.

Revolving Credit Agreement Amendment
On November 30, 2023, Acquisition Corp. entered into an amendment (the “Revolving Credit Agreement Amendment”) to the revolving credit agreement, dated January 31, 2018, as amended, among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, Cayman Islands Branch, as predecessor administrative agent, governing Acquisition Corp.’s revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Revolving Credit Agreement Amendment (among other changes): (i) increases the commitments under the Revolving Credit Facility from an aggregate principal amount of $300 million to an aggregate principal amount of $350 million, (ii) extended the final maturity date of the Revolving Credit Facility from April 3, 2025 to November 30, 2028, (iii) appointed JPMorgan Chase Bank, N.A. as administrative agent in the place of Credit Suisse AG, Cayman Islands Branch, (iv) modified the existing springing Secured Indebtedness to EBITDA Ratio financial maintenance covenant by increasing the springing threshold from $105,000,000 to $140,000,000, and (v) included provisions that allow Acquisition Corp. to terminate the security interests securing the obligations under the Revolving Credit Facility upon the satisfaction of the Collateral Suspension Conditions (as defined below) and, in the event that the security interests are so terminated, the existing springing Secured Indebtedness to EBITDA Ratio financial maintenance covenant (which is calculated net of up to $250 million of cash and cash equivalents held by Acquisition Corp. and its restricted subsidiaries) shall automatically be replaced with a new financial maintenance covenant prohibiting Acquisition Corp. from permitting the Total Indebtedness to EBITDA Ratio to be greater than 3.60:1.00 (calculated net of all cash and cash equivalents held by Acquisition Corp. and its restricted subsidiaries) as of the end of any fiscal quarter.

In the event that the security interests securing the obligations under the Facility are reinstated as a result of the occurrence of a Collateral Suspension Reversion Date (as defined below), the Total Indebtedness to EBITDA Ratio financial maintenance covenant shall revert back to a springing Secured Indebtedness to EBITDA Ratio financial maintenance covenant set at 5.00:1.00.

For purposes of the Revolving Credit Agreement Amendment, (i) “Collateral Suspension Conditions” means conditions that are satisfied if (x) the investment grade condition has been satisfied and (y) the aggregate outstanding principal amount of senior secured indebtedness incurred by Acquisition Corp. and its restricted subsidiaries is not in excess of $500,000,000 and (ii) “Collateral Suspension Reversion Date” means, the earlier of (x) the date on which the Collateral Suspension Conditions cease to be satisfied or (y) the date on which Acquisition Corp. delivers a collateral suspension reversion notice to the Administrative Agent.

December 2023 Senior Term Loan Credit Agreement Amendment
On December 29, 2023, Acquisition Corp. entered into an amendment (the “Thirteenth Amendment”) to the Senior Term Loan Credit Agreement among Acquisition Corp., the other loan parties, Holdings, each lender party hereto, Credit Suisse AG, Cayman Islands Branch as the resigning administrative agent, and JPMorgan Chase Bank, N.A, as the successor administrative agent. The Thirteenth Amendment appointed JPMorgan Chase Bank, N.A. as administrative agent in the place of Credit Suisse AG, Cayman Islands Branch.
Existing Debt as of December 31, 2023
As of December 31, 2023, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2028	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	360
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	493
3.000% Senior Secured Notes due 2031	800
Mortgage Term Loan due 2033	18
Total long-term debt, including the current portion	$4,041
Issuance premium less unamortized discount and unamortized deferred financing costs	(37)
Total long-term debt, including the current portion, net	$4,004
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility available at December 31, 2023, less letters of credit outstanding of approximately $4 million at December 31, 2023. There were no loans outstanding under the Revolving Credit Facility at December 31, 2023.
For further discussion of our debt agreements, see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
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
On November 9, 2023, the Company’s board of directors declared a cash dividend of $0.17 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on December 1, 2023. The Company paid an aggregate of approximately $89 million, or $0.17 per share, in cash dividends to stockholders and participating security holders for the three months ended December 31, 2023.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of December 31, 2023.
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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended December 31, 2023, for the twelve months ended December 31, 2022 and for the three months ended December 31, 2023 and December 31, 2022. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended December 31, 2023. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended December 31,		Three Months Ended December 31,
	2023	2022	2023	2022
Net Income	$508	$491	$193	$124
Income tax expense	194	158	72	48
Interest expense, net	148	127	39	32
Depreciation and amortization	329	342	81	84
Loss on extinguishment of debt (a)	4	—	—	—
Net gains on divestitures and sale of securities (b)	(25)	(32)	(24)	(41)
Restructuring costs (c)	59	21	4	3
Net foreign exchange losses (gains) (d)	36	(93)	54	61
Transaction costs (e)	3	3	—	—
Business optimization expenses (f)	76	55	23	15
Non-cash stock-based compensation expense (g)	44	29	8	13
Other non-cash charges (h)	2	34	4	2
Pro forma impact of cost savings initiatives and specified transactions (i)	38	27	7	9
Adjusted EBITDA	$1,416	$1,162	$461	$350
Senior Secured Indebtedness (j)	$3,766
Leverage Ratio (k)	2.66x
______________________________________
(a)Reflects loss on extinguishment of debt, primarily including tender fees and unamortized deferred financing costs.
(b)Reflects net gains on sale of securities and divestitures.
(c)Reflects severance costs and other restructuring related expenses, including those related to the Restructuring Plan as well as the Executive Transition Costs in the twelve months ended December 31, 2023.
(d)Reflects unrealized losses (gains) due to foreign exchange on our Euro-denominated debt, losses (gains) from foreign currency forward exchange contracts and intercompany transactions.
(e)Reflects mainly transaction related costs and mark to market adjustments of an earn out liability related to a transaction in 2021.
(f)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $19 million and $56 million related to our finance transformation and other transformation related costs for the three and twelve months ended December 31, 2023, respectively, as well as $10 million and $41 million for the three and twelve months ended December 31, 2022, respectively.
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
(i)Reflects expected savings resulting from transformation initiatives, including the Restructuring Plan, and the pro forma impact of certain specified transactions for the three and twelve months ended December 31, 2023. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $4 million decrease in the twelve months ended December 31, 2023 Adjusted EBITDA, primarily driven by the shift in the timing of the financial transformation initiative.
(j)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $4.016 billion less cash of $250 million.
(k)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of December 31, 2023 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $140 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $140 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2023, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2023, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2023.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of December 31, 2023, the Company had outstanding foreign currency forward exchange contracts for the sale of $366 million and the purchase of $219 million of foreign currencies at fixed rates. Subsequent to December 31, 2023, certain of our foreign exchange contracts expired and were not replaced.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2023, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $15 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are used to manage foreign currency exchange rate risk, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $4.041 billion of principal debt outstanding at December 31, 2023, of which $1.313 billion was variable-rate debt and $2.728 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At December 31, 2023, 68% of the Company’s debt was at a fixed rate. In addition, as of December 31, 2023, we have the option under our floating rate loans under the Senior Term Loan Facility to select a one, three or six month Term SOFR.
Based on the level of interest rates prevailing at December 31, 2023, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.763 billion. Further, as of December 31, 2023, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $35 million or increase the fair value of the fixed-rate debt by approximately $35 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting or other factors that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
There are no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
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
10.1
Revolving Credit Agreement Amendment, dated as of November 30, 2023, by and among Acquisition Corp., the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2023)

10.2*†	Form of Award Agreement under Warner Music Group Corp. 2020 Omnibus Incentive Plan
10.3*	Thirteenth Amendment, dated as of December 29, 2023, by and among the Borrower, the other Loan Parties party thereto, the Lenders party thereto, the Administrative Agent and the other parties thereto
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
February 8, 2024

WARNER MUSIC GROUP CORP.

By:	/s/ ROBERT KYNCL
Name: Title:	Robert Kyncl Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN CASTELLANI
Name: Title:	Bryan Castellani Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)