Form 10-Q
period 2024-03-31
Warner Music Group Corp.
filed 2024-05-09
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 3, 2024, there were 141,598,720 shares of Class A Common Stock and 376,314,780 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Condensed Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	March 31, 2024	September 30, 2023
Assets
Current assets:
Cash and equivalents	$587	$641
Accounts receivable, net of allowances of $21 million and $19 million	1,197	1,120
Inventories	97	126
Royalty advances expected to be recouped within one year	456	413
Prepaid and other current assets	113	102
Total current assets	2,450	2,402
Royalty advances expected to be recouped after one year	759	688
Property, plant and equipment, net of accumulated depreciation of $573 million and $523 million	462	458
Operating lease right-of-use assets, net	233	245
Goodwill	2,007	1,993
Intangible assets subject to amortization, net	2,318	2,353
Intangible assets not subject to amortization	150	149
Deferred tax assets, net	30	32
Other assets	322	225
Total assets	$8,731	$8,545
Liabilities and Equity
Current liabilities:
Accounts payable	$306	$300
Accrued royalties	2,409	2,219
Accrued liabilities	465	533
Accrued interest	18	18
Operating lease liabilities, current	43	41
Deferred revenue	234	371
Other current liabilities	58	57
Total current liabilities	3,533	3,539
Long-term debt	3,984	3,964
Operating lease liabilities, noncurrent	239	255
Deferred tax liabilities, net	236	216
Other noncurrent liabilities	154	141
Total liabilities	$8,146	$8,115
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 141,596 and 138,345 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 376,315 and 377,650 issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	1	1
Additional paid-in capital	2,043	2,015
Accumulated deficit	(1,310)	(1,387)
Accumulated other comprehensive loss, net	(301)	(322)
Total Warner Music Group Corp. equity	433	307
Noncontrolling interest	152	123
Total equity	585	430
Total liabilities and equity	$8,731	$8,545
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue	$1,494	$1,399	$3,242	$2,887
Costs and expenses:
Cost of revenue	(791)	(721)	(1,671)	(1,482)
Selling, general and administrative expenses (a)	(446)	(452)	(922)	(892)
Restructuring and impairments	(95)	(41)	(95)	(41)
Amortization expense	(57)	(61)	(112)	(124)
Total costs and expenses	(1,389)	(1,275)	(2,800)	(2,539)
Net gain on divestitures	14	—	31	41
Operating income	119	124	473	389
Interest expense, net	(42)	(35)	(81)	(67)
Other income (expense)	37	(31)	(13)	(92)
Income before income taxes	114	58	379	230
Income tax expense	(18)	(21)	(90)	(69)
Net income	96	37	289	161
Less: Income attributable to noncontrolling interest	—	(3)	(34)	(5)
Net income attributable to Warner Music Group Corp.	$96	$34	$255	$156

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.18	$0.06	$0.49	$0.30
Class B – Basic and Diluted	$0.18	$0.06	$0.49	$0.30
Weighted average common shares:
Class A – Basic and Diluted	141,044	138,257	140,013	137,841
Class B – Basic and Diluted	376,800	377,650	377,145	377,650

(a) Includes depreciation expense:	$(26)	$(22)	$(52)	$(43)

See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income	$96	$37	$289	$161
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(41)	19	23	91
Deferred (loss) gain on derivative financial instruments	—	(4)	(1)	(5)
Minimum pension liability	—	—	(1)
Other comprehensive (loss) income, net of tax	(41)	15	21	86
Total comprehensive income	55	52	310	247
Less: Income attributable to noncontrolling interest	—	(3)	(34)	(5)
Comprehensive income attributable to Warner Music Group Corp.	$55	$49	$276	$242
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$289	$161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164	167
Unrealized (gains) losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	18	93
Deferred income taxes	16	(3)
Net loss (gain) on investments	(5)	3
Net loss (gain) on divestitures	(31)	(41)
Non-cash interest expense	2	3
Non-cash stock-based compensation expense	18	35
Non-cash impairments	50	—
Changes in operating assets and liabilities:
Accounts receivable, net	(68)	—
Inventories	30	2
Royalty advances	(105)	(25)
Other noncurrent assets	(85)	(7)
Accounts payable and accrued liabilities	(51)	(65)
Royalty payables	171	67
Operating lease liabilities	(3)	(1)
Deferred revenue	(139)	(123)
Other balance sheet changes	(9)	(63)
Net cash provided by operating activities	262	203
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(82)	(42)
Capital expenditures	(55)	(56)
Investments and acquisitions of businesses, net of cash received	(17)	(17)
Proceeds from the sale of investments	12	22
Proceeds from divestitures	17	42
Net cash used in investing activities	(125)	(51)
Cash flows from financing activities
Partial proceeds from Senior Term Loan Facility refinancing	42	147
Partial repayment of Senior Term Loan Facility refinancing	(42)	—
Deferred financing costs paid	(2)	(2)
Distribution to noncontrolling interest holders	(5)	(7)
Dividends paid	(178)	(167)
Taxes paid related to net share settlement of restricted stock units and common stock	(5)	—
Proceeds from Term Loan Mortgage	—	19
Payment of deferred and contingent consideration	—	(133)
Net cash used in financing activities	(190)	(143)
Effect of exchange rate changes on cash and equivalents	(1)	8
Net (decrease) increase in cash and equivalents	(54)	17
Cash and equivalents at beginning of period	641	584
Cash and equivalents at end of period	$587	$601
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

Six Months Ended March 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2023	138,345	$—	377,650	$1	$2,015	$(1,387)	$(322)	$307	$123	$430
Net income	—	—	—	—	—	255	—	255	34	289
Other comprehensive income, net of tax	—	—	—	—	—	—	21	21	—	21
Dividends ($0.34 per share)	—	—	—	—	—	(178)	—	(178)	—	(178)
Stock-based compensation	—	—	—	—	33	—	—	33	—	33
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(5)	(5)
Shares issued under the Plan	1,738	—	—	—	—	—	—	—	—	—
Exchange of Class B shares for Class A shares	1,335	—	(1,335)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	178	—	—	—	(5)	—	—	(5)	—	(5)
Balance at March 31, 2024	141,596	$—	376,315	$1	$2,043	$(1,310)	$(301)	$433	$152	$585

Three Months Ended March 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at December 31, 2023	140,637	$—	377,103	$1	$2,039	$(1,317)	$(260)	$463	$153	$616
Net income	—	—	—	—	—	96	—	96	—	96
Other comprehensive income, net of tax	—	—	—	—	—	—	(41)	(41)	—	(41)
Dividends ($0.17 per share)	—	—	—	—	—	(89)	—	(89)	—	(89)
Stock-based compensation	—	—	—	—	9	—	—	9	—	9
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Shares issued under the Plan	—	—	—	—	—	—	—	—	—	—
Exchange of Class B shares for Class A shares	788	—	(788)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	171	—	—	—	(5)	—	—	(5)	—	(5)
Balance at March 31, 2024	141,596	$—	376,315	$1	$2,043	$(1,310)	$(301)	$433	$152	$585

Six Months Ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2022	137,199	$—	377,650	$1	$1,975	$(1,477)	$(347)	$152	$16	$168
Net income	—	—	—	—	—	156	—	156	5	161
Other comprehensive income, net of tax	—	—	—	—	—	—	86	86	—	86
Dividends ($0.32 per share)	—	—	—	—	—	(167)	—	(167)	—	(167)
Stock-based compensation	—	—	—	—	25	—	—	25	—	25
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(7)	(7)
Shares issued under the Plan	869	—	—	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	256	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	138,324	$—	377,650	$1	$2,000	$(1,488)	$(261)	$252	$14	$266

Three Months Ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at December 31, 2022	138,073	$—	377,650	$1	$1,984	$(1,439)	$(276)	$270	$12	$282
Net income	—	—	—	—	—	34	—	34	3	37
Other comprehensive income, net of tax	—	—	—	—	—	—	15	15	—	15
Dividends ($0.16 per share)	—	—	—	—	—	(83)	—	(83)	—	(83)
Stock-based compensation	—	—	—	—	16	—	—	16	—	16
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Shares issued under Omnibus Incentive Plan	251	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	138,324	$—	377,650	$1	$2,000	$(1,488)	$(261)	$252	$14	$266
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024.
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
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”) requires the Company first evaluate its investments to determine if any investments qualify as a variable interest entity (“VIE”). A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest. As of March 31, 2024 and September 30, 2023, there were approximately $73 million and $5 million of assets and $2 million and $2 million of liabilities, respectively, related to VIEs included in our condensed consolidated balance sheets.
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
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the three and six months ended March 31, 2024 and 2023, respectively.

The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three and six months ended March 31, 2024 and 2023 (in millions, except share amounts, which are reflected in thousands, and per share data):

	Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$27	$69	$10	$24
Less: Net income attributable to participating securities	(1)	—	(1)	—
Net income attributable to common stockholders	$26	$69	$9	$24
Denominator
Weighted average shares outstanding	141,044	376,800	138,257	377,650
Basic and Diluted EPS	$0.18	$0.18	$0.06	$0.06

	Six Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$71	$184	$43	$113
Less: Net income attributable to participating securities	(3)	—	(2)	—
Net income attributable to common stockholders	$68	$184	$41	$113
Denominator
Weighted average shares outstanding	140,013	377,145	137,841	377,650
Basic and Diluted EPS	$0.49	$0.49	$0.30	$0.30

4. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Revenue by Type
Digital	$848	$796	$1,756	$1,599
Physical	111	118	265	251
Total digital and physical	959	914	2,021	1,850
Artist services and expanded-rights	126	131	330	337
Licensing	104	98	283	195
Total Recorded Music	1,189	1,143	2,634	2,382
Performance	52	45	103	90
Digital	187	146	383	295
Mechanical	15	16	30	30
Synchronization	48	46	87	85
Other	4	4	7	7
Total Music Publishing	306	257	610	507
Intersegment eliminations	(1)	(1)	(2)	(2)
Total revenues	$1,494	$1,399	$3,242	$2,887
Revenue by geographical location
U.S. Recorded Music	$508	$522	$1,135	$1,061
U.S. Music Publishing	170	135	342	268
Total U.S.	678	657	1,477	1,329
International Recorded Music	681	621	1,499	1,321
International Music Publishing	136	122	268	239
Total international	817	743	1,767	1,560
Intersegment eliminations	(1)	(1)	(2)	(2)
Total revenues	$1,494	$1,399	$3,242	$2,887
Sales Returns and Uncollectible Accounts
Based on management’s analysis of sales returns, refund liabilities of $18 million and $19 million were established at March 31, 2024 and September 30, 2023, respectively.
Based on management’s analysis of estimated credit losses, reserves of $21 million and $19 million were established at March 31, 2024 and September 30, 2023, respectively.
Deferred Revenue
Deferred revenue increased by $306 million during the six months ended March 31, 2024 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $261 million were recognized during the six months ended March 31, 2024 related to the balance of deferred revenue at September 30, 2023. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the six months ended March 31, 2024 and March 31, 2023, the Company recognized revenue of $74 million and $41 million, respectively, from performance obligations satisfied in previous periods.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2024 are as follows:

	Rest of FY24	FY25	FY26	Thereafter	Total
	(in millions)
Remaining performance obligations	$352	$285	$23	$6	$666
Total	$352	$285	$23	$6	$666
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
At March 31, 2024, the Company updated the purchase price allocation recorded at September 30, 2023, which resulted in a decrease to intangible assets of approximately $1 million and a net increase to goodwill of approximately $1 million. The acquisition accounting is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired, in addition to the determination of the final consideration, including the determination of the final working capital adjustment pursuant to the mechanism set forth in the Unit Purchase Agreement.
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

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2023	$(322)	$(1)	$1	$(322)
Other comprehensive income (loss)	23	(1)	(1)	21
Balances at March 31, 2024	$(299)	$(2)	$—	$(301)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.

7. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2023	$1,529	$464	$1,993
Acquisitions	5	—	5
Other adjustments (a)	9	—	9
Balances at March 31, 2024	$1,543	$464	$2,007
______________________________________
(a)Other adjustments during the six months ended March 31, 2024 represent foreign currency movements.
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
Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	March 31, 2024	September 30, 2023
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,537	$1,507
Music publishing copyrights	24 years	2,120	2,026
Artist and songwriter contracts	13 years	1,105	1,091
Trademarks	17 years	73	111
Other intangible assets	6 years	72	104
Total gross intangible assets subject to amortization		4,907	4,839
Accumulated amortization		(2,589)	(2,486)
Total net intangible assets subject to amortization		2,318	2,353
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	150	149
Total net intangible assets		$2,468	$2,502

The decrease in net intangible assets during the six months ended March 31, 2024 is partially related to the write off of approximately $35 million of unamortized intangible assets within trademarks and other intangible assets in connection with the winding down of the Company’s O&O Media Properties. Please refer to Note 9 of our condensed consolidated financial statements for further discussion.

8. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	March 31, 2024	September 30, 2023
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2031	1,295	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	351	343
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	481	471
3.000% Senior Secured Notes due 2031	800	800
Mortgage Term Loan due 2033	18	$18
Total long-term debt, including the current portion	$4,020	$4,002
Issuance premium less unamortized discount and unamortized deferred financing costs	(36)	(38)
Total long-term debt, including the current portion, net	$3,984	$3,964
______________________________________
(a)Reflects $350 million and $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $2 million and $2 million as of March 31, 2024 and September 30, 2023, respectively. There were no loans outstanding under the Revolving Credit Facility at March 31, 2024 or September 30, 2023.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. is party to a $1,295 million senior secured term loan credit facility, pursuant to a credit agreement dated November 1, 2012, as amended or supplemented (the “Senior Term Loan Credit Agreement”) with JPMorgan Chase Bank NA, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (the “Senior Term Loan Facility”). Additionally, as of March 31, 2024 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility (as defined below) and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, the covenants under the Revolving Credit Facility, which are currently suspended, will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility. The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of March 31, 2024.

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
Senior Term Loan Credit Agreement Amendment

On January 24, 2024, Acquisition Corp.”) entered into an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendments dated as of May 9, 2013, July 15, 2016, November 21, 2016, May 22, 2017, December 6, 2017, March 14, 2018, June 7, 2018, January 20, 2021, March 8, 2021, November 1, 2022, May 10, 2023, June 30, 2023 and December 29, 2023), among Acquisition Corp., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with JPMorgan Chase Bank N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Senior Term Loan Credit Agreement Amendment (among other changes) extends the maturity date of its outstanding term loans from January 20, 2028 to January 24, 2031 through the issuance of tranche I term loans and refinancing of the existing tranche G term loans. The tranche I term loans shall bear interest at a rate equal to, at Acquisition Corp.’s election (i) the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Term SOFR”) subject to a zero floor, plus 2.00% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR, plus 1.00% per annum, in each case, subject to a 1.00% floor, plus 1.00% per annum. In connection with the Senior Term Loan Credit Agreement Amendment, the Company recognized approximately $3 million of expenses associated with fees paid to third parties and capitalized approximately $2 million in fees paid to creditors. Certain participating lenders were repaid and replaced by new lenders. The proceeds and repayments of $42 million have been presented in the accompanying condensed consolidated statement of cash flows.

Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Revolving Term SOFR”), and other rates for alternate currencies, such as EURIBOR and SONIA, as provided in the Revolving Credit Agreement, subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving Term SOFR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.44x at March 31, 2024, the applicable margin for SOFR loans and RFR loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
The loans under the Senior Term Loan Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the forward-looking term rate based on Term SOFR subject to a zero floor, plus 2.00% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR, plus 1.00% per annum, subject to a 1.00% floor, plus, in each case, 1.00% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.00% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.00% per annum above the amount that would apply to an alternative base rate loan.
The term loan entered into on January 27, 2023 (the “Term Loan Mortgage”) bears interest at a rate of 30-day SOFR plus the applicable margin of 1.40%, subject to a zero floor.
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. Please refer to Note 13 of our condensed consolidated financial statements for further discussion.
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 24, 2031.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is November 30, 2028.
Maturities of Senior Secured Notes
As of March 31, 2024, there are no scheduled maturities of notes until 2028, when $351 million is scheduled to mature. Thereafter, $2.356 billion is scheduled to mature.
Maturity of Term Loan Mortgage
The maturity date of the Term Loan Mortgage is January 27, 2033, subject to a call option exercisable by Truist Bank at any time after January 27, 2028 if certain criteria relating to the Company’s creditworthiness are met.
Interest Expense, net
Total interest expense, net was $42 million and $35 million for the three months ended March 31, 2024 and 2023, respectively, and $81 million and $67 million for the six months ended March 31, 2024 and 2023, respectively. Interest expense, net includes interest expense related to our outstanding indebtedness of $46 million and $38 million for the three months ended March 31, 2024 and 2023, respectively, and $91 million and $75 million for the six months ended March 31, 2024 and 2023, respectively. The weighted-average interest rate of the Company’s total debt was 4.5% at March 31, 2024, 4.1% at September 30, 2023, and 4.0% at March 31, 2023.

9. Restructuring and Impairments
Strategic Restructuring Plan
In February 2024, the Company announced a strategic restructuring plan (the “Strategic Restructuring Plan”) designed to free up additional funds to invest in music and accelerate the Company’s growth for the next decade. Under the Strategic Restructuring Plan, the Company expects a reduction in headcount of approximately 10% of the Company’s overall headcount. The Company expects to incur total non-recurring restructuring charges of approximately $135 million or approximately $80 million of total non-recurring after tax charges. The expected pre-tax charges include approximately $85 million of severance costs and approximately $50 million of non-cash impairment charges primarily in connection with the disposal or winding down of the Company’s non-core owned and operated media properties including the Company’s in-house advertising sales function (the “O&O Media Properties”). The majority of the Strategic Restructuring Plan is expected to be completed by the end of fiscal year 2025.
For the three and six months ended March 31, 2024, total severance costs recorded in connection with the Strategic Restructuring Plan were $46 million, of which, $42 million was recognized in our Recorded Music segment and $4 million was recognized in Corporate. The below table sets forth the activity for the six months ended March 31, 2024 in the restructuring accrual associated with the Strategic Restructuring Plan included within accrued liabilities in the accompanying condensed consolidated balance sheets. Additionally, for the three and six months ended March 31, 2024, the Company recognized $50 million of impairment losses on unamortized intangible assets and other assets of which $47 million was recognized in our Recorded Music segment and $3 million was recognized in Corporate. Impairment charges recognized primarily relate to the winding down of the Company’s O&O Media Properties.

Severance Costs
(in millions)
Balance at September 30, 2023	$—
Restructuring charges	46
Cash payments	(1)
Balance at March 31, 2024	$45
2023 Restructuring Plan
In March 2023, the Company announced a restructuring plan (the “2023 Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. The 2023 Restructuring Plan is substantially complete as of March 31, 2024 and the remaining associated cash payments are expected to be made by the end of fiscal year 2024. There was a $1 million benefit associated with the 2023 Restructuring Plan recorded for the three and six months ended March 31, 2024 primarily associated with a change in estimate for costs previously recorded. For the three and six months ended March 31, 2023, total restructuring costs were $41 million consisting entirely of severance costs.
The following table sets forth the activity for the six months ended March 31, 2024 in the restructuring accrual associated with the 2023 Restructuring Plan included within accrued liabilities in the accompanying condensed consolidated balance sheets:

Severance Costs
(in millions)
Balance at September 30, 2023	$19
Restructuring charges	(1)
Cash payments	(12)
Balance at March 31, 2024	$6
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
For the three and six months ended March 31, 2024, the Company recognized a total of $9 million and $18 million of non-cash stock-based compensation expense, respectively, which was recorded to additional paid-in capital. For the three and six months ended March 31, 2023, the Company recognized a total of $21 million and $35 million of non-cash stock-based compensation expense, respectively, of which $9 million and $20 million was recorded to additional paid-in capital, respectively, and $12 million and $15 million was recorded as a share-based compensation liability, respectively. During the six months ended March 31, 2024, $15 million of share-based compensation liabilities were reclassified to additional paid-in capital.
During the three months ended March 31, 2023, a separation agreement between the Company and our previous Chief Executive Officer was executed. In connection with the separation agreement, the Company recognized $12 million of non-cash stock-based compensation expense associated with restricted stock units (“RSUs”) and common stock as there was no remaining service required for vesting.
During the three months ended March 31, 2023, the Company issued market-based performance share units (“PSUs”) to our Chief Executive Officer whereby the PSU award payout is determined based on the Company’s total shareholder return compared to a designated peer group. For the three and six months ended March 31, 2024, non-cash stock-based compensation associated with these PSUs was approximately $1 million and $3 million, respectively. For the six months ended March 31, 2023, non-cash stock-based compensation associated with these PSUs was approximately $1 million.
During the three and six months ended March 31, 2023, in connection with the 2023 Restructuring Plan, the Company recognized $2 million of non-cash stock-based compensation related to the accelerated vesting of certain RSUs.
Common Stock
During the six months ended March 31, 2024, in connection with the Senior Management Free Cash Flow Plan (the “Plan”), the Company issued a total of 1,738,016 shares of Class A Common Stock to settle a portion of participants’ deferred equity units previously issued under the Plan. Additionally, a Plan participant redeemed a portion of their vested Class B equity units of WMG Management Holdings LLC in exchange for a total of 1,335,169 shares of Class B Common Stock which were converted to shares of Class A Common Stock upon the exchange.
During the three and six months ended March 31, 2024, the Company issued approximately 170,669 and 177,687 shares of Class A Common Stock, respectively, under the Omnibus Incentive Plan which were net of shares used to settle employee income tax obligations of approximately $5 million.
12. Income Taxes
For the three and six months ended March 31, 2024, the Company recorded an income tax expense of $18 million and $90 million, respectively. The income tax expense for the three and six months ended March 31, 2024 is higher than the expected tax expense at the statutory rate of 21% primarily due to withholding taxes, foreign income taxed at rates higher than the United States, U.S. state and local taxes, non-deductible executive compensation under IRC Section 162(m), and unrecognized tax benefit related to uncertain tax positions. These charges were partially offset by the tax benefit from the winding down of the Company’s O&O Media Properties, non-controlling interest, the net impact of GILTI and foreign derived intangible income (“FDII”), and tax benefits associated with Research and Development (“R&D”) credits.
For the three and six months ended March 31, 2023, the Company recorded an income tax expense of $21 million and $69 million, respectively. The income tax expense for the three and six months ended March 31, 2023 is higher than the expected tax benefit at the statutory tax rate of 21% primarily due to U.S. state and local taxes, withholding taxes, foreign income taxed at rates higher than the U.S., and non-deductible executive compensation under IRC Section 162(m), offset by a deduction against FDII.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of March 31, 2024 could decrease by up to approximately $4 million related to various ongoing audits and settlement discussions in various jurisdictions during the next twelve months.
The Organization for Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax rate by January 1, 2025. The Company is currently evaluating the potential impact of the rules.
The Inflation Reduction Act of 2022 (H.R. 5376) includes a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period. Although the U.S. Treasury and Internal Revenue Service issued interim CAMT guidance during 2023, many details and specifics of application of the CAMT remain subject to future guidance. The Company is not expecting to be subject to CAMT for our fiscal year 2024.
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
As of March 31, 2024, the Company had outstanding foreign currency forward exchange contracts for the sale of $326 million and the purchase of $192 million of foreign currencies at fixed rates that will be settled by September 2024.
As of March 31, 2024, the Company had no outstanding interest rate swaps and no unrealized deferred gains or losses in comprehensive income related to the interest rate swaps. As of September 30, 2023, the Company had outstanding $500 million in a pay-fixed receive-variable interest rate swap with $1 million of unrealized deferred gains in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax losses of $1 million and no unrealized pre-tax gains or losses related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the six months ended March 31, 2024. The Company recorded realized pre-tax losses of $2 million and unrealized pre-tax losses of $4 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the six months ended March 31, 2023.
The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the six months ended March 31, 2024 and March 31, 2023 were $1 million and $7 million, respectively.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
	(in millions)
Other Current Assets:
Interest rate swap	$—	$2
Other Current Liabilities:
Foreign currency forward exchange contracts (a)	(1)	—
______________________________________
(a)Includes $3 million and $4 million of foreign exchange derivative contracts in asset and liability positions, respectively, which net to $1 million of current liabilities.

14. Segment Information
Based on the nature of its products and services, the Company classifies its business interests into two fundamental operations: Recorded Music and Music Publishing, which also represent the reportable segments of the Company. Information as to each of these operations is set forth below. The Company evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets adjusted to exclude the impact of non-cash stock-based compensation and other related expenses and certain items that affect comparability including but not limited to gains or losses on divestitures and expenses related to restructuring and transformation initiatives, which includes costs associated with the Company’s financial transformation initiative to design and implement new information technology and upgrade our finance infrastructure (“Adjusted OIBDA”). Items excluded are not viewed to contribute directly to management’s evaluation of operating results.

    During the three months ended December 31, 2023, the Company changed the measure used to evaluate segment profitability from OIBDA to Adjusted OIBDA which is consistent with how the Company's CODM evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that Adjusted OIBDA represents the most relevant measure of segment profit and loss. All disclosures relating to segment profitability, including those for the three and six months ended March 31, 2023, have been revised as a result of this change. Hereafter, the Company will revise other prior quarterly and year-to-date periods for fiscal year 2023 when they are subsequently reported in later filings for comparative purposes.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
March 31, 2024
Revenues	$1,189	$306	$(1)	$1,494
Adjusted OIBDA	272	82	(42)	312

March 31, 2023
Revenues	$1,143	$257	$(1)	$1,399
Adjusted OIBDA	249	76	(39)	286

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Six Months Ended	(in millions)
March 31, 2024
Revenues	$2,634	$610	$(2)	$3,242
Adjusted OIBDA	684	168	(89)	763

March 31, 2023
Revenues	2,382	507	(2)	2,887
Adjusted OIBDA	548	148	(75)	621
Adjusted OIBDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of the Company’s Adjusted OIBDA to operating income is presented below.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Operating income	$119	$124	$473	$389
Amortization expense	57	61	112	124
Depreciation expense	26	22	52	43
Restructuring and impairments	95	41	95	41
Transformation initiatives and other related costs	19	14	38	26
Executive transition costs	—	3	—	3
Net gain on divestitures	(14)	—	(31)	(41)
Non-cash stock-based compensation and other related costs	10	21	24	36
Adjusted OIBDA	$312	$286	$763	$621
15. Additional Financial Information
Supplemental Cash Flow Disclosures
The Company made interest payments of approximately $57 million and $50 million during the three months ended March 31, 2024 and 2023, respectively, and approximately $90 million and $75 million during the six months ended March 31, 2024 and 2023, respectively. The Company paid approximately $33 million and $72 million of income and withholding taxes, net of refunds, for the three months ended March 31, 2024 and 2023, respectively, and approximately $72 million and $117 million of income and withholding taxes, net of refunds, for the six months ended March 31, 2024 and 2023, respectively. Non-cash investing activities was approximately $18 million related to the acquisition of music publishing rights and music catalogs, net during the six months ended March 31, 2024.
Net Gain on Divestitures
During the three months ended March 31, 2024 and 2023, the Company recognized a pre-tax gain of $14 million and no pre-tax gains or losses, respectively, in connection with the divestiture of certain publishing rights. During the six months ended March 31, 2024 and 2023, the Company recognized a pre-tax gain of $31 million and $41 million, respectively, in connection with the divestiture of certain sound recording and publishing rights. For each period, the divestiture has been reflected as a net gain on divestiture in the accompanying condensed consolidated statement of operations.

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
On February 12, 2024, the Company’s board of directors declared a cash dividend of $0.17 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on March 1, 2024. The Company paid an aggregate of approximately $89 million and $178 million, or $0.17 and $0.34 per share, in cash dividends to stockholders and participating security holders for the three and six months ended March 31, 2024, respectively.

16. Fair Value Measurements
The following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2024 and September 30, 2023.

	Fair Value Measurements as of March 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other current liabilities:
Foreign currency forward exchange contracts (a)	$—	$(1)	$—	$(1)
Other noncurrent assets:
Equity investments with readily determinable fair value (c)	12	—	—	12
Other noncurrent liabilities:
Contractual obligations (b)	—	—	(1)	(1)

	Fair Value Measurements as of September 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other current assets:
Interest rate swap (d)	$—	$2	$—	$2
Other noncurrent assets:
Equity investment with readily determinable fair value (c)	15	—	—	15
Other noncurrent liabilities:
Contractual obligations (b)	—	—	(1)	(1)
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
The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2023	$(1)
Additions	—
Reductions	—
Payments	—
Balance at March 31, 2024	$(1)
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three months ended March 31, 2024 and recorded approximately $1 million of impairment charges on these investments during the six months ended March 31, 2024. The Company did not record any impairment charges on these investments during the three and six months ended March 31, 2023. In addition, there were no observable price changes events that were completed during the three and six months ended March 31, 2024 and 2023.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2024, the fair value of the Company’s debt was $3.696 billion. Based on the level of interest rates prevailing at September 30, 2023, the fair value of the Company’s debt was $3.525 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Quarterly Report”).
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
•Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2024 and March 31, 2023. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2024 and March 31, 2023, as well as a discussion of our financial condition and liquidity as of March 31, 2024. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
BUSINESS OVERVIEW
We are one of the world’s leading music entertainment companies. Our renowned family of iconic record labels, including Atlantic Records, Warner Records, Elektra Records and Parlophone Records, is home to many of the world’s most popular and influential recording artists. In addition, Warner Chappell Music, our global music publishing business, boasts an extraordinary catalog that includes timeless standards and contemporary hits, representing works by over 150,000 songwriters and composers, with a global collection of more than one and a half million musical compositions. We classify our business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of each of those operations is presented below.
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
Our Recorded Music business’ operations include WMX, a next generation services division that connects artists with fans and amplifies brands in creative, immersive, and engaging ways. This division includes a rebranded WEA commercial services & marketing network (formerly Warner-Elektra-Atlantic Corporation, or WEA Corp.), which markets, distributes and sells music and video products to retailers and wholesale distributors, as well as acting as the Company’s media and creative content arm. Our business’ distribution operations also include Alternative Distribution Alliance (“ADA”), which markets, distributes and sells the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.
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
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles, with operations in over 70 countries through various subsidiaries, affiliates, and non-affiliated licensees and sub-publishers. We own or control rights to more than one and a half million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 150,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, electronic, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
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
Recent Events and Factors Affecting Results of Operations and Comparability

Strategic Restructuring Plan
In February 2024, the Company announced a strategic restructuring plan (the “Strategic Restructuring Plan”) designed to free up additional funds to invest in music and accelerate the Company’s growth for the next decade. Under the Strategic Restructuring Plan, the Company expects a reduction in headcount of approximately 10% of the Company’s overall headcount. The Company expects to incur total non-recurring restructuring charges of approximately $135 million or approximately $80 million of total non-recurring after tax charges. The expected pre-tax charges include approximately $85 million of severance costs and approximately $50 million of non-cash impairment charges primarily in connection with the disposal or winding down of the Company’s non-core owned and operated media properties including the Company’s in-house advertising sales function (the “O&O Media Properties”). The majority of the Strategic Restructuring Plan is expected to be completed by the end of fiscal year 2025.
The cost savings under the Strategic Restructuring Plan will be achieved through a combination of the disposal or winding down of the O&O Media Properties, continuing to manage overhead, sharpening focus, expanding shared services, and implementing previously disclosed expected operational efficiencies made possible by the Company’s financial transformative initiative. The Company expects allocating a majority of the costs savings to increase investment the Company’s core Recorded Music and Music Publishing businesses, new skill sets and tech capabilities.
For the three and six months ended March 31, 2024, total severance costs recorded in connection with the Strategic Restructuring Plan were $46 million, of which, $42 million was recognized in our Recorded Music segment and $4 million was recognized in Corporate. Additionally, for the three and six months ended March 31, 2024, the Company recognized $50 million of impairment losses on unamortized intangible assets and other assets of which, $47 million was recognized in our Recorded Music segment and $3 million was recognized in Corporate. Impairment charges recognized primarily relate to the winding down of the Company’s O&O Media Properties.

2023 Restructuring Plan
In March 2023, the Company announced a restructuring plan (the “2023 Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. The headcount reductions generated pre-tax cost savings of approximately $12 million and $24 million for the three and six months ended March 31, 2024.
BMG Termination
In September 2023, the Company terminated its distribution agreement with BMG as BMG began to bring digital distribution in-house and license directly with digital service partners in fiscal 2024 (the “BMG Termination”). Alternative Distribution Alliance (“ADA”), which is part of our Recorded Music business, had previously been distributing BMG’s recorded music catalog and revenues are reported within our Recorded Music segment. The shift to direct deals by BMG will be a phased in-sourcing of distribution during the current fiscal year and we expect BMG to be largely rolled off by October 2024.

    During the three and six months ended March 31, 2024, in connection with the BMG Termination, the Company reported lower Recorded Music digital revenue of $22 million and $35 million, respectively, of which $20 million and $32 million was streaming revenue, respectively. The impact to Recorded Music’s Adjusted OIBDA was immaterial in the year.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Revenue by Type
Digital	$848	$796	$52	7%
Physical	111	118	(7)	-6%
Total digital and physical	959	914	45	5%
Artist services and expanded-rights	126	131	(5)	-4%
Licensing	104	98	6	6%
Total Recorded Music	1,189	1,143	46	4%
Performance	52	45	7	16%
Digital	187	146	41	28%
Mechanical	15	16	(1)	-6%
Synchronization	48	46	2	4%
Other	4	4	—	—%
Total Music Publishing	306	257	49	19%
Intersegment eliminations	(1)	(1)	—	—%
Total revenues	$1,494	$1,399	$95	7%
Revenue by Geographical Location
U.S. Recorded Music	$508	$522	$(14)	-3%
U.S. Music Publishing	170	135	35	26%
Total U.S.	678	657	21	3%
International Recorded Music	681	621	60	10%
International Music Publishing	136	122	14	11%
Total international	817	743	74	10%
Intersegment eliminations	(1)	(1)	—	—%
Total revenues	$1,494	$1,399	$95	7%
Total Revenues
Total revenues increased by $95 million, or 7%, to $1,494 million for the three months ended March 31, 2024 from $1,399 million for the three months ended March 31, 2023. Consistent with prior quarter, revenue growth was unfavorably impacted by the BMG Termination in Recorded Music digital revenue which resulted in $22 million less revenue compared to the prior-year quarter, and a $4 million unfavorable impact within Recorded Music streaming revenue due to the renewal with one of the Company’s digital partners (the “Digital License Renewal”), which resulted in upfront revenue recognition for the three months ended December 31, 2023. Adjusted for these items, total revenues increased by 9%, which includes $2 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 80% and 20% of total revenue for the three months ended March 31, 2024, respectively, and 82% and 18% of total revenue for the three months ended March 31, 2023, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 45% and 55% of total revenues for the three months ended March 31, 2024 and 47% and 53% of total revenues for the three months ended March 31, 2023.
Total digital revenues after intersegment eliminations increased by $93 million, or 10%, to $1,035 million for the three months ended March 31, 2024 from $942 million for the three months ended March 31, 2023. Total streaming revenue increased 11% driven by growth across Recorded Music and Music Publishing. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2024 were composed of U.S. revenues of $511 million and international revenues of $524 million, or 49% and 51% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2023 were composed of U.S. revenues of $473 million and international revenues of $469 million, or 50% of total digital revenues for each of U.S. and international revenues.

Recorded Music revenues increased by $46 million, or 4%, to $1,189 million for the three months ended March 31, 2024 from $1,143 million for the three months ended March 31, 2023. The increase includes $3 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $508 million and $522 million, or 43% and 46% of consolidated Recorded Music revenues for each of the three months ended March 31, 2024 and March 31, 2023, respectively. International Recorded Music revenues were $681 million and $621 million, or 57% and 54% of consolidated Recorded Music revenues for each of the three months ended March 31, 2024 and March 31, 2023, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital and licensing revenues, partially offset by lower physical and artist services and expanded-rights revenues. Digital revenue increased by $52 million primarily due to growth in streaming revenue, partially offset by the unfavorable impact of foreign currency exchange rates of $4 million. Revenue from streaming services increased by $55 million, or 7%, to $828 million for the three months ended March 31, 2024 from $773 million for the three months ended March 31, 2023. The growth in streaming revenue is partially offset by the impacts of the BMG Termination of $20 million, the Digital License Renewal of $4 million, and the unfavorable impact of foreign currency exchange rates of $4 million. Adjusted for the BMG Termination and the Digital License Renewal, streaming revenues increased 11%. The quarter included carryover success from Zach Bryan, Jack Harlow, and Ed Sheeran. Download and other digital revenues decreased by $3 million, or 13%, to $20 million for the three months ended March 31, 2024 from $23 million for the three months ended March 31, 2023 due to the unfavorable impact of the BMG Termination of $2 million and the continued shift to streaming services. Licensing revenue increased by $6 million, primarily due to the timing of copyright infringement settlements and new licensing deals, and includes the favorable impact of foreign currency exchange rates of $1 million. Physical revenue decreased by $7 million, primarily driven by the timing of releases. Artist services and expanded-rights revenue decreased by $5 million due to lower merchandising revenue and the unfavorable impact of foreign currency exchange rates of $1 million, partially offset by higher concert promotion revenue.
Music Publishing revenues increased by $49 million, or 19%, to $306 million for the three months ended March 31, 2024 from $257 million for the three months ended March 31, 2023. U.S. Music Publishing revenues were $170 million and $135 million, or 56% and 53% of consolidated Music Publishing revenues, for the three months ended March 31, 2024 and March 31, 2023, respectively. International Music Publishing revenues were $136 million and $122 million, or 44% and 47% of consolidated Music Publishing revenues, for the three months ended March 31, 2024 and March 31, 2023, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $41 million, or 28%, performance revenue of $7 million, or 16%, and synchronization revenue of $2 million, or 4%. The increase in digital revenue is primarily due to increases in streaming revenue driven by the continued growth in streaming services, the impact of digital deal renewals, continued investment in our publishing catalog and the favorable impact of foreign currency exchange rates of $1 million. Revenue from streaming services grew by $43 million, or 30%, to $185 million for the three months ended March 31, 2024 from $142 million for the three months ended March 31, 2023. Performance revenue increased due to strong artist touring activity in Europe, partially offset by the unfavorable impact of foreign currency exchange rates of $1 million. Synchronization revenue increased by $2 million, primarily attributable to the timing of copyright infringement settlements and favorable impact of foreign currency exchange rates of $1 million. Mechanical revenue decreased $1 million, primarily driven by lower physical sales.
Revenue by Geographical Location
U.S. revenue increased by $21 million, or 3%, to $678 million for the three months ended March 31, 2024 from $657 million for the three months ended March 31, 2023. U.S. Recorded Music revenue decreased by $14 million, or 3%. The decrease is driven by lower artist services and expanded-rights revenue of $16 million resulting from lower merchandising revenue, a decrease in licensing revenue of $3 million, and lower physical revenue of $2 million, partially offset by an increase in digital revenue of $7 million. The increase in digital revenue is primarily driven by growth in U.S. Recorded Music streaming revenue of $11 million, or 3%, partially offset by the unfavorable impact of the BMG Termination. Download and other digital decreased by $4 million, primarily driven by the unfavorable impact of the BMG Termination. The decrease in U.S. Recorded Music physical revenue of $2 million is due to the timing of releases. U.S. Music Publishing revenue increased by $35 million, or 26%, to $170 million for the three months ended March 31, 2024 from $135 million for the three months ended March 31, 2023. This was primarily driven by an increase in U.S. Music Publishing digital revenue of $31 million due to the continued growth in streaming services and the impact of digital deal renewals. U.S. Music Publishing streaming revenue increased by $32 million, or 39%. U.S. Music Publishing performance revenue increased by $3 million, synchronization revenue increased by $2 million driven by the timing of copyright infringement settlements, and mechanical revenue decreased by $1 million.

International revenue increased by $74 million, or 10%, to $817 million for the three months ended March 31, 2024 from $743 million for the three months ended March 31, 2023. Excluding the unfavorable impact of foreign currency exchange rates of $2 million, International revenue increased by $76 million, or 10%. International Recorded Music revenue increased by $60 million due to increases in digital revenue of $45 million, artist services and expanded-rights revenue of $11 million, licensing revenue of $9 million, partially offset by lower physical revenue of $5 million. The increase in International Recorded Music digital revenue was driven by an increase in streaming revenue of $44 million, or 11%, which includes the unfavorable impact of the Digital License Renewal of $4 million and the unfavorable impact of foreign currency exchange rates of $4 million. International Recorded Music physical revenue decreased by $5 million, primarily due to the timing of releases. International Recorded Music artist services and expanded-rights revenue increased by $11 million due to higher concert promotion revenue, partially offset by lower direct-to-consumer merchandising revenue at EMP and the unfavorable impact of foreign currency exchange rates of $1 million. International Recorded Music licensing revenue increased by $9 million, driven by the timing of copyright infringement settlements and the favorable impact of foreign currency exchange rates of $1 million. International Music Publishing revenue increased from the prior-year quarter by $14 million, or 11%, to $136 million for the three months ended March 31, 2024 from $122 million for the three months ended March 31, 2023. This was primarily driven by the increase in digital revenue of $10 million and performance revenue of $4 million. International Music Publishing streaming revenue increased by $11 million or 19%, which includes the favorable impact of foreign currency exchange rates of $1 million, while download and other digital decreased by $1 million. Performance revenue increased by $4 million driven by strong artist touring activity in Europe, and synchronization and mechanical revenues remained constant.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$539	$462	$77	17%
Product costs	252	259	(7)	-3%
Total cost of revenues	$791	$721	$70	10%
Artist and repertoire costs increased by $77 million, to $539 million for the three months ended March 31, 2024 from $462 million for the three months ended March 31, 2023. Artist and repertoire costs as a percentage of revenue increased to 36% during the three months ended March 31, 2024 from 33% for the three months ended March 31, 2023, primarily driven by revenue mix.
Product costs decreased by $7 million, to $252 million for the three months ended March 31, 2024 from $259 million for the three months ended March 31, 2023. Product costs as a percentage of revenue decreased to 17% for the three months ended March 31, 2024 from 19% for the three months ended March 31, 2023, primarily driven by lower third-party distributed label revenue.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$258	$253	$5	2%
Selling and marketing expense	169	172	(3)	-2%
Distribution expense	19	27	(8)	-30%
Total selling, general and administrative expense	$446	$452	$(6)	-1%
______________________________________
(1)Includes depreciation expense of $26 million and $22 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
Total selling, general and administrative expense decreased by $6 million, or 1%, to $446 million for the three months ended March 31, 2024 from $452 million for the three months ended March 31, 2023. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 30% for the three months ended March 31, 2024 from 32% for the three months ended March 31, 2023.

General and administrative expense increased by $5 million to $258 million for the three months ended March 31, 2024 from $253 million for the three months ended March 31, 2023. The increase in general and administrative expense was mainly due to incremental investment in technology of $6 million, expenses related to transformation initiatives and related costs of $5 million, partially offset by lower non-cash stock-based compensation and other related costs of $11 million, and savings from the 2023 Restructuring Plan. Expressed as a percentage of revenue, general and administrative expense decreased to 17% for the three months ended March 31, 2024 from 18% for the three months ended March 31, 2023.
Selling and marketing expense decreased by $3 million, or 2%, to $169 million for the three months ended March 31, 2024 from $172 million for the three months ended March 31, 2023. Expressed as a percentage of revenue, selling and marketing expense decreased to 11% for the three months ended March 31, 2024 from 12% for the three months ended March 31, 2023 due to lower variable marketing spend and savings from the 2023 Restructuring Plan.
Distribution expense decreased by $8 million to $19 million for the three months ended March 31, 2024 from $27 million for the three months ended March 31, 2023. Expressed as a percentage of revenue, distribution expense decreased to 1% for the three months ended March 31, 2024 from 2% for the three months ended March 31, 2023 due to revenue mix.
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

	For the Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$96	$34	$62	—%
Income attributable to noncontrolling interest	—	3	(3)	(100)%
Net income	96	37	59	—%
Income tax expense	18	21	(3)	(14)%
Income before income taxes	114	58	56	97%
Other (income) expense	(37)	31	(68)	—%
Interest expense, net	42	35	7	20%
Loss on extinguishment of debt	—	—	—	—%
Operating income	119	124	(5)	(4)%
Amortization expense	57	61	(4)	(7)%
Depreciation expense	26	22	4	18%
Restructuring and impairments	95	41	54	—%
Transformation initiatives and other related costs	19	14	5	36%
Executive transition costs	—	3	(3)	—%
Net gain on divestitures	(14)	—	(14)	(100)%
Non-cash stock-based compensation and other related costs	10	21	(11)	(52)%
Adjusted OIBDA	$312	$286	$26	9%
Adjusted OIBDA
Adjusted OIBDA increased by $26 million to $312 million for the three months ended March 31, 2024 as compared to $286 million for the three months ended March 31, 2023 primarily due to strong operating performance, $12 million savings from the 2023 Restructuring Plan, partially offset by the reinvestment of these savings in the Company’s business including $6 million of incremental investment in technology for the three months ended March 31, 2024. Expressed as a percentage of total revenue, Adjusted OIBDA margin increased to 21% for the three months ended March 31, 2024 from 20% for the three months ended March 31, 2023 due to the factors noted above.

Non-cash stock-based compensation and other related costs

Our non-cash stock-based compensation and other related costs decreased by $11 million to $10 million for the three months ended March 31, 2024 from $21 million for the three months ended March 31, 2023, primarily related to the separation agreement with our previous Chief Executive Officer in the prior year.
Net gain on divestitures
Net gain on divestitures during the three months ended March 31, 2024 includes a pre-tax gain of $14 million in connection with the divestiture of certain publishing rights in the quarter.
Executive transition costs
Executive transition costs of $3 million during the three months ended March 31, 2023 consisted of severance costs associated with the departure of our previous Chief Executive Officer and Chief Financial Officer in the prior year.

Transformation initiatives and other related costs
Our transformation initiatives and other related costs increased by $5 million to $19 million for the three months ended March 31, 2024 from $14 million for the three months ended March 31, 2023 due to an increase in costs associated with our finance transformation.

Restructuring and Impairments
Our restructuring and impairment charges increased to $95 million for the three months ended March 31, 2024, which includes severance costs of approximately $45 million, and approximately $50 million of non-cash impairment losses primarily related to the Strategic Restructuring Plan. The three months ended March 31, 2023 includes $41 million of restructuring charges related to the 2023 Restructuring Plan.
Depreciation expense
Our depreciation expense increased by $4 million to $26 million for the three months ended March 31, 2024 from $22 million for the three months ended March 31, 2023. This increase is primarily due to an increase in IT assets being placed into service.
Amortization expense
Our amortization expense decreased by $4 million, or 7%, to $57 million for the three months ended March 31, 2024 from $61 million for the three months ended March 31, 2023. The decrease is driven by certain intangible assets becoming fully amortized.
Operating income
Our operating income decreased by $5 million to $119 million for the three months ended March 31, 2024 from $124 million for the three months ended March 31, 2023. In addition to the factors impacting Adjusted OIBDA described above, the decrease in operating income was driven by $95 million of restructuring and impairment charges for the three months ended March 31, 2024 primarily related to the Strategic Restructuring Plan, compared to $41 million of restructuring charges for the three months ended March 31, 2023. The decrease was also driven by $5 million of incremental expenses related to transformation initiatives and other related costs, partially offset by lower non-cash stock-based compensation of $11 million and a $14 million net gain on a divestiture in the current quarter.
Interest expense, net
Our interest expense, net, increased to $42 million for the three months ended March 31, 2024 from $35 million for the three months ended March 31, 2023 due to the maturity of the interest rate swaps and higher interest rates on variable rate debt.
Other (income) expense
Other income for the three months ended March 31, 2024 primarily includes foreign currency gains on our Euro-denominated debt of $21 million, currency exchange gains on our intercompany loans of $7 million, and unrealized gains on hedging activity of $5 million. This compares to foreign currency losses on our Euro-denominated debt of $20 million, currency exchange losses on our intercompany loans of $13 million, partially offset by unrealized gains on hedging activity of $2 million for the three months ended March 31, 2023.

Income tax expense
Our income tax expense decreased by $3 million to $18 million for the three months ended March 31, 2024 from $21 million for the three months ended March 31, 2023. The decrease of $3 million in income tax expense is primarily due to the tax benefit from the winding down of the Company’s O&O Media Properties partially offset by an increase in tax expense due to higher pre-tax income and income earned outside of the U.S. subject to higher tax rates and increase in withholding taxes in the current year.
Net income
Net income increased by $59 million to $96 million for the three months ended March 31, 2024 from $37 million for the three months ended March 31, 2023 as a result of the factors described above.
Noncontrolling interest
Income attributable to noncontrolling interest decreased by $3 million compared to the three months ended March 31, 2023, driven by lower income from non-wholly-owned subsidiaries in the current period.
Business Segment Results
Revenues, operating income (loss) and Adjusted OIBDA by business segment were as follows (in millions):

	For the Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Recorded Music
Revenues	$1,189	$1,143	$46	4%
Operating income	134	151	(17)	-11%
Adjusted OIBDA	272	249	23	9%
Music Publishing
Revenues	306	257	49	19%
Operating income	69	52	17	33%
Adjusted OIBDA	82	76	6	8%
Corporate expenses and eliminations
Revenue eliminations	(1)	(1)	—	—%
Operating loss	(84)	(79)	(5)	6%
Adjusted OIBDA loss	(42)	(39)	(3)	8%
Total
Revenues	1,494	1,399	95	7%
Operating income	119	124	(5)	-4%
Adjusted OIBDA	312	286	26	9%
Recorded Music
Revenues
Recorded Music revenue increased by $46 million, or 4%, to $1,189 million for the three months ended March 31, 2024 from $1,143 million for the three months ended March 31, 2023. Excluding the impact of the BMG Termination and the Digital License Renewal, Recorded Music revenue increased 6% for the three months ended March 31, 2024. U.S. Recorded Music revenues were $508 million and $522 million, or 43% and 46% of consolidated Recorded Music revenues, for the three months ended March 31, 2024 and March 31, 2023, respectively. International Recorded Music revenues were $681 million and $621 million, or 57% and 54% of consolidated Recorded Music revenues, for the three months ended March 31, 2024 and March 31, 2023, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital and licensing revenue, partially offset by lower physical and artist services and expanded-rights revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$346	$309	$37	12%
Product costs	252	259	(7)	-3%
Total cost of revenues	$598	$568	$30	5%
Recorded Music cost of revenues increased by $30 million, or 5%, to $598 million for the three months ended March 31, 2024 from $568 million for the three months ended March 31, 2023. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs increased to 29% for the three months ended March 31, 2024 from 27% for the three months ended March 31, 2023, primarily driven by revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs decreased to 21% for the three months ended March 31, 2024 from 23% for the three months ended March 31, 2023, primarily due to revenue mix.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$155	$150	$5	3%
Selling and marketing expense	163	167	(4)	-2%
Distribution expense	19	27	(8)	-30%
Total selling, general and administrative expense	$337	$344	$(7)	-2%
______________________________________
(1)Includes depreciation expense of $13 million for each of the three months ended March 31, 2024 and March 31, 2023.
Recorded Music selling, general and administrative expense decreased by $7 million, or 2%, to $337 million for the three months ended March 31, 2024 from $344 million for the three months ended March 31, 2023. The increase in general and administrative expense was mainly driven by incremental investment in technology of $4 million. The decrease in selling and marketing expense was primarily due to lower variable marketing spend and savings from the 2023 Restructuring Plan. Distribution expense decreased $8 million to $19 million for the three months ended March 31, 2024, from $27 million for the three months ended March 31, 2023, driven by revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 28% for the three months ended March 31, 2024 from 30% for the three months ended March 31, 2023.
Operating Income and Adjusted OIBDA
Recorded Music operating income decreased by $17 million to $134 million for the three months ended March 31, 2024 from $151 million for the three months ended March 31, 2023. In addition to the factors impacting Adjusted OIBDA described below, the decrease in operating income was driven by $88 million of restructuring and impairment charges primarily due to the Company’s Strategic Restructuring Plan and exit of certain non-core owned and operated media properties, compared to $41 million of restructuring charges in the prior year, partially offset by lower amortization expenses due to certain intangible assets becoming fully amortized.
Recorded Music Adjusted OIBDA increased by $23 million to $272 million for the three months ended March 31, 2024 from $249 million for the three months ended March 31, 2023 primarily driven by strong operating performance, $12 million of savings from the 2023 Restructuring Plan of which a portion has been reinvested in the Company’s business, partially offset by the unfavorable impact of exchange rates. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin increased to 23% for the three months ended March 31, 2024 from 22% for the three months ended March 31, 2023 due to the factors noted above.

Music Publishing
Revenues
Music Publishing revenues increased by $49 million, or 19%, to $306 million for the three months ended March 31, 2024 from $257 million for the three months ended March 31, 2023. U.S. Music Publishing revenues were $170 million and $135 million, or 56% and 53% of consolidated Music Publishing revenues, for the three months ended March 31, 2024 and March 31, 2023, respectively. International Music Publishing revenues were $136 million and $122 million, or 44% and 47% of consolidated Music Publishing revenues, for the three months ended March 31, 2024 and March 31, 2023, respectively.
The overall increase in Music Publishing revenue was driven by growth in digital, performance, and synchronization revenues, partially offset by lower mechanical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$195	$155	$40	26%
Total cost of revenues	$195	$155	$40	26%
Music Publishing cost of revenues increased by $40 million, or 26%, to $195 million for the three months ended March 31, 2024 from $155 million for the three months ended March 31, 2023. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 64% for the three months ended March 31, 2024 from 60% for the three months ended March 31, 2023, primarily due to revenue mix.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$31	$27	$4	15%
Selling and marketing expense	—	1	(1)	-100%
Total selling, general and administrative expense	$31	$28	$3	11%
______________________________________
(1)Includes depreciation expense of $1 million for each of the three months ended March 31, 2024 and March 31, 2023.
Music Publishing selling, general and administrative expense increased by $3 million, or 11%, to $31 million for the three months ended March 31, 2024 from $28 million for the three months ended March 31, 2023. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 10% for the three months ended March 31, 2024 from 11% for the three months ended March 31, 2023.
Operating Income and Adjusted OIBDA
Music Publishing operating income increased by $17 million to $69 million for the three months ended March 31, 2024 from $52 million for the three months ended March 31, 2023 primarily driven by a $14 million gain on a divestiture recognized during the three months ended March 31, 2024, as well as the same factors affecting Adjusted OIBDA discussed below.
Music Publishing Adjusted OIBDA increased by $6 million, or 8%, to $82 million for the three months ended March 31, 2024 from $76 million for the three months ended March 31, 2023 largely due to higher revenues. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin decreased to 27% for the three months ended March 31, 2024 from 30% for the three months ended March 31, 2023, primarily due to revenue mix and the unfavorable impact of foreign currency exchange rates.

Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $5 million for the three months ended March 31, 2024 to $84 million from $79 million for the three months ended March 31, 2023, primarily driven by $7 million of restructuring and impairment charges in connection with the Company’s Strategic Restructuring Plan, higher expenses related to transformation initiatives and related costs of $5 million, higher depreciation of $4 million, partially offset by lower non-cash stock-based compensation and other related expenses of $11 million.
Our Adjusted OIBDA loss from corporate expenses and eliminations increased by $3 million for the three months ended March 31, 2024 to $42 million from $39 million for the three months ended March 31, 2023, primarily due to the operating loss factors noted above.

RESULTS OF OPERATIONS
Six Months Ended March 31, 2024 Compared with Six Months Ended March 31, 2023
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Revenue by Type
Digital	$1,756	$1,599	$157	10%
Physical	265	251	14	6%
Total digital and physical	2,021	1,850	171	9%
Artist services and expanded-rights	330	337	(7)	-2%
Licensing	283	195	88	45%
Total Recorded Music	2,634	2,382	252	11%
Performance	103	90	13	14%
Digital	383	295	88	30%
Mechanical	30	30	—	—%
Synchronization	87	85	2	2%
Other	7	7	—	—%
Total Music Publishing	610	507	103	20%
Intersegment eliminations	(2)	(2)	—	—%
Total revenues	$3,242	$2,887	$355	12%
Revenue by Geographical Location
U.S. Recorded Music	$1,135	$1,061	$74	7%
U.S. Music Publishing	342	268	74	28%
Total U.S.	1,477	1,329	148	11%
International Recorded Music	1,499	1,321	178	13%
International Music Publishing	268	239	29	12%
Total international	1,767	1,560	207	13%
Intersegment eliminations	(2)	(2)	—	—%
Total revenues	$3,242	$2,887	$355	12%
Total Revenues
Total revenues increased by $355 million, or 12%, to $3,242 million for the six months ended March 31, 2024 from $2,887 million for the six months ended March 31, 2023. The current year included $68 million from a licensing agreement extension for an artist’s catalog (the “Licensing Extension”) in Recorded Music licensing revenue. In addition, revenue growth was unfavorably impacted by the termination of the distribution agreement with BMG (the “BMG Termination”) which resulted in $35 million of lower Recorded Music digital revenue, partially offset by $23 million incremental Recorded Music streaming revenue resulting from the renewal with one of the Company’s digital partners (the “Digital License Renewal”) in the six months ended March 31, 2024 compared to the prior year. Adjusted for these items, total revenues increased by 10%. The increase includes $18 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 81% and 19% of total revenues for the six months ended March 31, 2024, respectively, and 82% and 18% of total revenues for the six months ended March 31, 2023, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 46% and 54% for the six months ended March 31, 2024, respectively, and 46% and 54% for the six months ended March 31, 2023, respectively.
Total digital revenues after intersegment eliminations increased by $245 million, or 13%, to $2,139 million for the six months ended March 31, 2024 from $1,894 million for the six months ended March 31, 2023. Total streaming revenue increased 14% driven by growth across Recorded Music and Music Publishing, including revenue from emerging streaming platforms. Total digital revenues represented 66% of consolidated revenues for each of the six months ended March 31, 2024 and March 31, 2023. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2024 were composed of U.S. revenues of $1,047 million and international revenues of $1,092 million, or 49% and 51% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2023 were composed of U.S. revenues of $957 million and international revenues of $937 million, or 51% and 49% of total digital revenues, respectively.
Recorded Music revenues increased by $252 million, or 11%, to $2,634 million for the six months ended March 31, 2024 from $2,382 million for the six months ended March 31, 2023. The increase includes $13 million of favorable currency exchange fluctuations. U.S. Recorded Music revenues were $1,135 million and $1,061 million, or 43% and 45% of consolidated Recorded Music revenues, for the six months ended March 31, 2024 and March 31, 2023, respectively. International Recorded Music revenues were $1,499 million and $1,321 million, or 57% and 55% of consolidated Recorded Music revenues for the six months ended March 31, 2024 and March 31, 2023, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, licensing, and physical revenues, partially offset by a decrease in artist services and expanded-rights revenue. Digital revenue increased by $157 million primarily due to growth in streaming revenue as a result of the continued growth in streaming services, including growth in emerging streaming platforms. Revenue from streaming services grew by $162 million, or 10%, to $1,715 million for the six months ended March 31, 2024 from $1,553 million for the six months ended March 31, 2023. Adjusted for the impacts of the BMG Termination and the Digital License Renewal, Recorded Music streaming revenue was up 11%. Download and other digital revenues decreased by $5 million, or 11%, to $41 million for the six months ended March 31, 2024 from $46 million for the six months ended March 31, 2023 primarily due to the unfavorable impact of the BMG Termination of $3 million. Licensing revenue increased by $88 million, or 45%, primarily driven by $68 million from the Licensing Extension, and physical revenue increased by $14 million, or 6%, driven by the timing of releases in the current year, and the favorable impact of foreign currency exchange rates of $4 million. Artist services and expanded-rights revenue decreased by $7 million primarily due to lower merchandising revenue, partially offset by higher concert promotion revenue and the favorable impact of foreign currency exchange rates of $5 million.
Music Publishing revenues increased by $103 million, or 20%, to $610 million for the six months ended March 31, 2024 from $507 million for the six months ended March 31, 2023. U.S. Music Publishing revenues were $342 million and $268 million, or 56% and 53% of consolidated Music Publishing revenues, for the six months ended March 31, 2024 and March 31, 2023, respectively. International Music Publishing revenues were $268 million and $239 million, or 44% and 47% of Music Publishing revenues, for the six months ended March 31, 2024 and March 31, 2023, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $88 million, or 30%, performance revenue of $13 million, or 14%, and synchronization revenue of $2 million, or 2%. Mechanical revenue remained constant. The increase in digital revenue is primarily due to continued growth in streaming revenue, the impact of digital deal renewals and the favorable impact of foreign currency exchange rates of $3 million. Revenue from streaming services grew by $90 million, or 31%, to $378 million for the six months ended March 31, 2024 from $288 million for the six months ended March 31, 2023. The growth in performance revenue is primarily driven by strong artist touring activity in Europe, and the growth in synchronization revenue is attributable to the timing of copyright infringement settlements and a favorable impact of foreign currency exchange rates of $1 million.
Revenue by Geographical Location
U.S. revenue increased by $148 million, or 11%, to $1,477 million for the six months ended March 31, 2024 from $1,329 million for the six months ended March 31, 2023. U.S. Recorded Music revenue increased by $74 million, or 7%, primarily driven by growth in licensing revenue of $78 million due to $68 million from the Licensing Extension. U.S. Recorded Music growth was also attributable to growth in digital and physical revenues, partially offset by lower U.S. Recorded Music artist services and expanded-rights revenue. U.S. Recorded Music digital revenue grew by $22 million, or 3%, attributable to the continued growth in streaming services, partially offset by the impact of the BMG Termination. U.S. Recorded Music streaming revenue increased by $28 million, or 4%, partially offset by a decrease in download and other digital revenue of $6 million. U.S Recorded Music physical revenue increased by $4 million or 4% due to the success of new releases primarily in the first quarter of 2024. U.S. Recorded Music artist services and expanded-rights revenue decreased by $30 million, primarily driven by lower merchandising revenue. U.S. Music Publishing revenue increased by $74 million, or 28%, to $342 million for the six months ended March 31, 2024 from $268 million for the six months ended March 31, 2023. U.S. Music Publishing digital revenue increased by $68 million, attributable to growth in streaming revenue and the impact of digital deal renewals. U.S. Music Publishing streaming revenue increased by $68 million, or 39%. The increase in U.S. Music Publishing synchronization revenue of $2 million is primarily driven by the timing of copyright infringement settlements. U.S. Music Publishing performance revenue increased by $5 million, partially offset by a decrease in U.S. Music Publishing mechanical revenue of $2 million driven by a lower share of U.S. physical revenue.

International revenue increased by $207 million, or 13%, to $1,767 million for the six months ended March 31, 2024 from $1,560 million for the six months ended March 31, 2023. Excluding the favorable impact of foreign currency exchange rates, International revenue increased by $189 million, or 12%. International Recorded Music revenue increased by $178 million primarily due to increases in digital revenue of $135 million, artist services and expanded-rights revenue of $23 million, licensing revenue of $10 million, and physical revenue of $10 million. International Recorded Music digital revenue increased by $135 million, or 17%, driven by growth in streaming revenue and the Digital License Renewal. International Recorded Music artist services and expanded-rights revenue increased by $23 million, primarily due to an increase in concert promotion revenue in France and Japan, a favorable impact of foreign currency exchange rates of $5 million, partially offset by lower direct-to-consumer merchandising revenue at EMP. International Recorded Music licensing revenue increased by $10 million which includes the impact of copyright infringement settlements and favorable foreign currency exchange rates of $3 million. International Recorded Music physical revenue increased by $10 million, driven by strength of new releases primarily in Japan and the U.K., and a favorable impact of foreign currency exchange rates of $4 million. International Music Publishing revenue increased by $29 million, or 12%, to $268 million for the six months ended March 31, 2024 from $239 million for the six months ended March 31, 2023. This was primarily driven by the increase in digital revenue of $20 million, performance revenue of $8 million and mechanical revenue of $2 million. International Music Publishing digital growth is primarily driven by streaming revenue growth of $22 million, or 19%. International Music Publishing performance revenue increased due to strong artist touring activity in Europe, mechanical revenue increased by $2 million which includes a favorable impact of foreign currency exchange rates of $1 million, and synchronization revenue remained constant.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$1,079	$926	$153	17%
Product costs	592	556	36	6%
Total cost of revenues	$1,671	$1,482	$189	13%
Artist and repertoire costs increased by $153 million, to $1,079 million for the six months ended March 31, 2024 from $926 million for the six months ended March 31, 2023. Artist and repertoire costs as a percentage of revenue increased to 33% for the six months ended March 31, 2024 from 32% for the six months ended March 31, 2023, primarily due to revenue mix, timing of artist and repertoire investments, and the unfavorable impact of foreign currency change rates, partially offset by the impact of the Licensing Extension.
Product costs increased by $36 million, to $592 million for the six months ended March 31, 2024 from $556 million for the six months ended March 31, 2023. Product costs as a percentage of revenue decreased to 18% for the six months ended March 31, 2024 from 19% for the six months ended March 31, 2023, primarily due to the impact of the Licensing Extension, partially offset by revenue mix.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$527	$474	$53	11%
Selling and marketing expense	345	360	(15)	-4%
Distribution expense	50	58	(8)	-14%
Total selling, general and administrative expense	$922	$892	$30	3%
______________________________________
(1)Includes depreciation expense of $52 million and $43 million for the six months ended March 31, 2024 and March 31, 2023, respectively.
Total selling, general and administrative expense increased by $30 million, or 3%, to $922 million for the six months ended March 31, 2024 from $892 million for the six months ended March 31, 2023. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 28% for the six months ended March 31, 2024 from 31% for the six months ended March 31, 2023.
General and administrative expense increased by $53 million to $527 million for the six months ended March 31, 2024 from $474 million for the six months ended March 31, 2023. The increase in general and administrative expense was driven by incremental investment in technology of $17 million, expenses related to transformation initiatives and related costs of $12 million, unfavorable movements in foreign currency exchange rates of $5 million and higher depreciation expense related to IT assets of $9 million. These expenses are partially offset by savings from the 2023 Restructuring Plan of which a portion has been reinvested into the business, and lower non-cash stock-based compensation expense of $12 million related to the separation agreement with our previous Chief Executive Officer in the prior year. Expressed as a percentage of revenue, general and administrative expense remained constant at 16% for each of the six months ended March 31, 2024 and March 31, 2023.
Selling and marketing expense decreased by $15 million, or 4%, to $345 million for the six months ended March 31, 2024 from $360 million for the six months ended March 31, 2023. Expressed as a percentage of revenue, selling and marketing expense decreased to 11% for the six months ended March 31, 2024, from 12% for the six months ended March 31, 2023 due to lower variable marketing spend and savings from the 2023 Restructuring Plan.
Distribution expense decreased to $50 million for the six months ended March 31, 2024 from $58 million for the six months ended March 31, 2023. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the six months ended March 31, 2024 and March 31, 2023.
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

	For the Six Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$255	$156	$99	63%
Income attributable to noncontrolling interest	34	5	29	—%
Net income	289	161	128	80%
Income tax expense	90	69	21	30%
Income before income taxes	379	230	149	65%
Other expense	13	92	(79)	-86%
Interest expense, net	81	67	14	21%
Operating income	473	389	84	22%
Amortization expense	112	124	(12)	-10%
Depreciation expense	52	43	9	21%
Restructuring and impairments	95	$41	54	—%
Transformation initiatives and other related costs	38	$26	12	46%
Executive transition costs	—	$3	(3)	-100%
Net gain on divestitures	(31)	$(41)	10	-24%
Non-cash stock-based compensation and other related costs	24	$36	(12)	-33%
Adjusted OIBDA	$763	$621	$142	23%
Adjusted OIBDA
Adjusted OIBDA increased by $142 million to $763 million for the six months ended March 31, 2024 as compared to $621 million for the six months ended March 31, 2023 as a result of strong operating performance, the favorable impacts of the Licensing Extension of $67 million and the Digital License Renewal of $9 million and $24 million of savings from the 2023 Restructuring Plan, partially offset by the reinvestment of these savings in the Company’s business including $17 million of incremental investment in technology for the six months ended March 31, 2024. Expressed as a percentage of total revenue, Adjusted OIBDA margin increased to 24% for the six months ended March 31, 2024 from 22% for the six months ended March 31, 2023. Excluding the impact of the Licensing Extension and Digital License Renewal, Adjusted OIBDA margin was 22% for each of the six months ended March 31, 2024 and March 31, 2023.
Non-cash stock-based compensation and other related costs
Our non-cash stock-based compensation and other related costs decreased by $12 million to $24 million for the six months ended March 31, 2024 from $36 million for the six months ended March 31, 2023, primarily related to the separation agreement with our previous Chief Executive Officer in the prior year.

Net gain on divestitures
Net gain on divestitures decreased during the six months ended March 31, 2024, to a pre-tax gain of $31 million in connection with the divestiture of certain sound recording and publishing rights. This compares to a pre-tax gain of $41 million in the six months ended March 31, 2023.
Executive transition costs
Executive transition costs were $3 million in the six months ended March 31, 2023, which consisted of severance costs associated with the departure of our previous Chief Executive Officer and Chief Financial Officer in the prior year.
Transformation initiatives and other related costs
Our transformation initiatives and other related costs increased by $12 million to $38 million for the six months ended March 31, 2024 from $26 million for the six months ended March 31, 2023 due to an increase in costs associated with our finance transformation and other related costs.
Restructuring and Impairments
Our restructuring and impairment charges increased by $54 million to $95 million for the six months ended March 31, 2024 from $41 million for the six months ended March 31, 2023. The current year includes severance costs of approximately $45 million, and approximately $50 million of non-cash impairment losses primarily related to the Strategic Restructuring Plan. The six months ended March 31, 2023 include $41 million of restructuring charges related to the 2023 Restructuring Plan.
Depreciation expense
Our depreciation expense increased by $9 million to $52 million for the six months ended March 31, 2024 from $43 million for the six months ended March 31, 2023. This increase is primarily due to an increase in IT assets being placed into service.
Amortization expense
Our amortization expense decreased by $12 million, or 10%, to $112 million for the six months ended March 31, 2024 from $124 million for the six months ended March 31, 2023. The decrease is primarily due to certain intangible assets becoming fully amortized.
Operating income
Our operating income increased by $84 million to $473 million for the six months ended March 31, 2024 from $389 million for the six months ended March 31, 2023. The increase in operating income was due to the factors that led to the increase in Adjusted OIBDA, partially offset by higher restructuring and impairment charges, an increase in depreciation and a decrease in net gain on divestitures as noted above.
Interest expense, net
Our interest expense, net, increased to $81 million for the six months ended March 31, 2024 from $67 million for the six months ended March 31, 2023 due to the maturity of the interest rate swaps and higher interest rates on variable rate debt.
Other expense
Other expense for the six months ended March 31, 2024 primarily includes foreign currency losses on our Euro-denominated debt of $19 million, currency exchange losses on our intercompany loans of $2 million. This compares to foreign currency losses on our Euro-denominated debt of $88 million for the six months ended March 31, 2023.
Income tax expense
Our income tax expense increased by $21 million to $90 million for the six months ended March 31, 2024 from $69 million for the six months ended March 31, 2023. The increase of $21 million in income tax expense is primarily due to the impact of higher pre-tax income in the current year, higher portion of the pre-tax income earned outside of the United States and taxed at rates higher than in the United States, and higher withholding taxes in the current year, partially offset by the impact from the winding down of the Company’s O&O Media Properties and noncontrolling interest.

Net income
Net income increased by $128 million to $289 million for the six months ended March 31, 2024 from $161 million for the six months ended March 31, 2023 as a result of the factors described above.
Noncontrolling interest
Income attributable to noncontrolling interest increased by $29 million to $34 million for the six months ended March 31, 2024 from $5 million for the six months ended March 31, 2023, largely driven by higher income from non-wholly-owned subsidiaries in the current year, primarily due to the impact of the Licensing Extension.
Business Segment Results
Revenues, operating income (loss) and Adjusted OIBDA by business segment were as follows (in millions):

	For the Six Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Recorded Music
Revenues	$2,634	$2,382	$252	11%
Operating income	508	434	74	17%
Adjusted OIBDA	684	548	136	25%
Music Publishing
Revenues	610	507	103	20%
Operating income	132	101	31	31%
Adjusted OIBDA	168	148	20	14%
Corporate expenses and eliminations
Revenue eliminations	(2)	(2)	—	—%
Operating loss	(167)	(146)	(21)	14%
Adjusted OIBDA loss	(89)	(75)	(14)	19%
Total
Revenues	3,242	2,887	355	12%
Operating income	473	389	84	22%
Adjusted OIBDA	763	621	142	23%
Recorded Music
Revenues
Recorded Music revenue increased by $252 million, or 11%, to $2,634 million for the six months ended March 31, 2024 from $2,382 million for the six months ended March 31, 2023. U.S. Recorded Music revenues were $1,135 million and $1,061 million, or 43% and 45% of consolidated Recorded Music revenues, for the six months ended March 31, 2024 and March 31, 2023, respectively. International Recorded Music revenues were $1,499 million and $1,321 million, or 57% and 55% of consolidated Recorded Music revenues, for the six months ended March 31, 2024 and March 31, 2023, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, licensing and physical revenues, partially offset by lower artist services and expanded-rights revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$696	$620	$76	12%
Product costs	592	556	36	6%
Total cost of revenues	$1,288	$1,176	$112	10%
Recorded Music cost of revenues increased by $112 million, or 10%, to $1,288 million for the six months ended March 31, 2024 from $1,176 million for the six months ended March 31, 2023. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 26% for each of the six months ended March 31, 2024 and March 31, 2023. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs decreased to 22% for the six months ended March 31, 2024 from 23% for the six months ended March 31, 2023, primarily due to the impact of the Licensing Extension, partially offset by the unfavorable impact of foreign currency exchange rates.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$318	$282	$36	13%
Selling and marketing expense	333	352	(19)	-5%
Distribution expense	50	58	(8)	-14%
Total selling, general and administrative expense	$701	$692	$9	1%
______________________________________
(1)Includes depreciation expense of $26 million for each of the six months ended March 31, 2024 and March 31, 2023.
Recorded Music selling, general and administrative expense increased by $9 million, or 1%, to $701 million for the six months ended March 31, 2024 from $692 million for the six months ended March 31, 2023. The increase in general and administrative expense was primarily due to incremental investment in technology of $10 million, unfavorable movements in foreign currency exchange rates of $6 million and the impact of acquisitions, and higher non-cash stock-based compensation and other related expenses of $5 million, partially offset by savings from the 2023 Restructuring Plan. The decrease in selling and marketing expense was primarily due to lower variable marketing spend and savings from the 2023 Restructuring Plan. Distribution expense decreased by $8 million, or 14%, primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 27% for the six months ended March 31, 2024 from 29% for the six months ended March 31, 2023.
Operating Income and Adjusted OIBDA
Recorded Music operating income increased by $74 million to $508 million for the six months ended March 31, 2024 from $434 million for the six months ended March 31, 2023 due to the factors that led to the increase in Recorded Music Adjusted OIBDA noted below, as well as lower amortization expense, partially offset by a $24 million year-over-year decrease in net gain on divestitures, $88 million of restructuring and non-cash impairment charges primarily related to the Strategic Restructuring Plan compared to $41 million of restructuring charges in the prior year, and higher non-cash stock-based compensation expense and other related costs of $5 million.
Recorded Music Adjusted OIBDA increased by $136 million, to $684 million for the six months ended March 31, 2024 from $548 million for the six months ended March 31, 2023, primarily driven by strong operating performance, $67 million from the Licensing Extension, $9 million year-over-year increase from the Digital License Renewal, and $24 million of savings from the 2023 Restructuring Plan of which a portion has been reinvested in the Company’s business, partially offset by revenue mix and the unfavorable impact of exchange rates. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin increased to 26% for the six months ended March 31, 2024 from 23% for the six months ended March 31, 2023. Excluding the impact from the Licensing Extension and Digital License Renewal, Recorded Music Adjusted OIBDA margin increased to 24% for the six months ended March 31, 2024 from 23% for the six months ended March 31, 2023.

Music Publishing
Revenues
Music Publishing revenues increased by $103 million, or 20%, to $610 million for the six months ended March 31, 2024 from $507 million for the six months ended March 31, 2023. U.S. Music Publishing revenues were $342 million and $268 million, or 56% and 53% of consolidated Music Publishing revenues, for the six months ended March 31, 2024 and March 31, 2023, respectively. International Music Publishing revenues were $268 million and $239 million, or 44% and 47% of consolidated Music Publishing revenues, for the six months ended March 31, 2024 and March 31, 2023, respectively.
The overall increase in Music Publishing revenue was driven by growth across digital, performance and synchronization revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$386	$309	$77	25%
Total cost of revenues	$386	$309	$77	25%
Music Publishing cost of revenues increased by $77 million, or 25%, to $386 million for the six months ended March 31, 2024 from $309 million for the six months ended March 31, 2023. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 63% for the six months ended March 31, 2024 from 61% for the six months ended March 31, 2023.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$60	$52	$8	15%
Selling and marketing expense	—	1	(1)	-100%
Total selling, general and administrative expense	$60	$53	$7	13%
______________________________________
(1)Includes depreciation expense of $2 million for each of the six months ended March 31, 2024 and March 31, 2023.
Music Publishing selling, general and administrative expense increased to $60 million for the six months ended March 31, 2024 from $53 million for the six months ended March 31, 2023. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained constant at 10% for each of the six months ended March 31, 2024 and March 31, 2023.
Operating Income and Adjusted OIBDA
Music Publishing operating income increased by $31 million to $132 million for the six months ended March 31, 2024 from $101 million operating income for the six months ended March 31, 2023 largely due to the factors that led to the increase in Music Publishing Adjusted OIBDA noted below, as well as a $14 million net gain on a divestiture recognized in the current year.
Music Publishing Adjusted OIBDA increased by $20 million, or 14%, to $168 million for the six months ended March 31, 2024 from $148 million for the six months ended March 31, 2023. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin decreased to 28% for the six months ended March 31, 2024 from 29% for the six months ended March 31, 2023, primarily driven by revenue mix.

Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $21 million to $167 million for the six months ended March 31, 2024 from $146 million for the six months ended March 31, 2023, primarily due to higher expenses related to transformation initiatives and related costs of $12 million, incremental investment in technology of $6 million and higher depreciation expense of $9 million, partially offset by lower non-cash stock-based compensation and other related expenses of $18 million.
Our Adjusted OIBDA loss from corporate expenses and eliminations increased by $14 million to $89 million for the six months ended March 31, 2024 from $75 million for the six months ended March 31, 2023 primarily due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at March 31, 2024
At March 31, 2024, we had $3.984 billion of debt (which is net of $36 million of premiums, discounts and deferred financing costs), $587 million of cash and equivalents (net debt of $3.397 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $433 million of Warner Music Group Corp. equity. This compares to $3.964 billion of debt (which is net of $38 million of premiums, discounts and deferred financing costs), $641 million of cash and equivalents (net debt of $3.323 billion) and $307 million of Warner Music Group Corp. equity at September 30, 2023.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the six months ended March 31, 2024 and March 31, 2023 are unaudited and have been derived from our condensed consolidated interim financial statements included elsewhere herein.

	Six Months Ended March 31,
	2024	2023
Cash provided by (used in):
Operating activities	$262	$203
Investing activities	(125)	(51)
Financing activities	(190)	(143)
Operating Activities
Cash provided by operating activities was $262 million for the six months ended March 31, 2024 as compared with cash provided by operating activities of $203 million for the six months ended March 31, 2023. The $59 million increase in cash provided by operating activities was largely a result of strong operating performance and other movements within working capital.
Investing Activities
Cash used in investing activities was $125 million for the six months ended March 31, 2024 as compared with cash used in investing activities of $51 million for the six months ended March 31, 2023. The $125 million of cash used in investing activities in the six months ended March 31, 2024 consisted of $17 million relating to investments and acquisitions of businesses, $82 million to acquire music-related assets, and $55 million relating to capital expenditures, partially offset by $17 million of proceeds from divestitures and $12 million of proceeds from the sale of investments. The $51 million of cash used in investing activities in the six months ended March 31, 2023 consisted of $17 million relating to investments and acquisitions of businesses, $42 million to acquire music-related assets, and $56 million relating to capital expenditures, partially offset by $42 million of proceeds from divestitures and $22 million of proceeds from the sale of investments.
Financing Activities
Cash used in financing activities was $190 million for the six months ended March 31, 2024 as compared with cash used in financing activities of $143 million for the six months ended March 31, 2023. The $190 million of cash used in financing activities for the six months ended March 31, 2024 consisted of dividends paid of $178 million, distributions to noncontrolling interest holders of $5 million, taxes paid related to net share settlement of restricted stock units and common stock of $5 million and deferred financing costs paid of $2 million. The $143 million of cash used in financing activities for the six months ended March 31, 2023 consisted of cash paid to settle deferred consideration related to a fiscal year 2022 acquisition of music publishing rights and music catalogs of $133 million, dividends paid of $167 million, deferred financing costs of $2 million and distributions to noncontrolling interest holders of $7 million, partially offset by proceeds from the incremental Senior Term Loan Facility of $147 million and proceeds from the Term Loan Mortgage of $19 million.
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

Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BB+ in July 2021 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba2 in April 2023 with a positive outlook updated in April 2024. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.5% as of March 31, 2024. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.

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

Senior Term Loan Credit Agreement Amendment
On January 24, 2024, WMG Acquisition Corp. (“Acquisition Corp.”), a subsidiary of Warner Music Group Corp., entered into an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendments dated as of May 9, 2013, July 15, 2016, November 21, 2016, May 22, 2017, December 6, 2017, March 14, 2018, June 7, 2018, January 20, 2021, March 8, 2021, November 1, 2022, May 10, 2023, June 30, 2023 and December 29, 2023),

among Acquisition Corp., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with JPMorgan Chase Bank N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Senior Term Loan Credit Agreement Amendment (among other changes) extends the maturity date of its outstanding term loans from January 20, 2028 to January 24, 2031 through the issuance of tranche I term loans and refinancing of the existing tranche G term loans. The tranche I term loans shall bear interest at a rate equal to, at Acquisition Corp.’s election (i) the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Term SOFR”) subject to a zero floor, plus 2.00% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR, plus 1.00% per annum, in each case, subject to a 1.00% floor, plus 1.00% per annum.
Existing Debt as of March 31, 2024
As of March 31, 2024, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2031	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	351
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	481
3.000% Senior Secured Notes due 2031	800
Mortgage Term Loan due 2033	18
Total long-term debt, including the current portion	$4,020
Issuance premium less unamortized discount and unamortized deferred financing costs	(36)
Total long-term debt, including the current portion, net	$3,984
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility available at March 31, 2024, less letters of credit outstanding of approximately $2 million at March 31, 2024. There were no loans outstanding under the Revolving Credit Facility at March 31, 2024.
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
On February 12, 2024, the Company’s board of directors declared a cash dividend of $0.17 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on March 1, 2024. The Company paid an aggregate of approximately $89 million and $178 million, or $0.17 and $0.34 per share, in cash dividends to stockholders and participating security holders for the three and six months ended March 31, 2024, respectively.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of March 31, 2024.

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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended March 31, 2024, for the twelve months ended March 31, 2023 and for the three months ended March 31, 2024 and March 31, 2023. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended March 31, 2024. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Net Income	$567	$436	$96	$37
Income tax expense	191	145	18	21
Interest expense, net	155	130	42	35
Depreciation and amortization	329	336	83	83
Loss on extinguishment of debt (a)	4	—	—	—
Net gains on divestitures and sale of securities (b)	(41)	(42)	(17)	(1)
Restructuring costs (c)	60	65	46	45
Net foreign exchange losses (gains) (d)	(27)	(30)	(32)	31
Transaction costs (e)	6	1	3	—
Business optimization expenses (f)	86	56	24	14
Non-cash stock-based compensation expense (g)	32	44	9	21
Other non-cash charges (h)	50	13	52	4
Pro forma impact of cost savings initiatives and specified transactions (i)	126	81	28	18
Adjusted EBITDA	$1,538	$1,235	$352	$308
Senior Secured Indebtedness (j)	$3,746
Leverage Ratio (k)	2.44x
______________________________________
(a)Reflects loss on extinguishment of debt, primarily including tender fees and unamortized deferred financing costs.
(b)Reflects net gains on sale of securities and divestitures.
(c)Reflects severance costs and other restructuring related expenses, including those related to the Strategic Restructuring Plan and 2023 Restructuring Plan as well as the Executive Transition Costs in the prior year.
(d)Reflects unrealized losses (gains) due to foreign exchange on our Euro-denominated debt, losses (gains) from foreign currency forward exchange contracts and intercompany transactions.
(e)Reflects mainly transaction related costs.
(f)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $19 million and $65 million related to our finance transformation and other transformation related costs for the three and twelve months ended March 31, 2024, respectively, as well as $14 million and $49 million for the three and twelve months ended March 31, 2023, respectively.
(g)Reflects non-cash stock-based compensation expense related to the Omnibus Incentive Plan and the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(h)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market adjustment of equity investments, investment losses (gains), mark-to-market adjustments of an earn-out liability in 2022 and $50 million of non-cash impairment losses resulting from the Strategic Restructuring Plan in the current year.
(i)Reflects expected savings resulting from transformation initiatives, including the Strategic Restructuring Plan and the March 2023 Restructuring Plan, and the pro forma impact of certain specified transactions for the three and twelve months ended March 31, 2024. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $74 million increase in the twelve months ended March 31, 2024 Adjusted EBITDA.
(j)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $3.984 billion less cash of $250 million.
(k)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of March 31, 2024 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $140 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $140 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2023, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2024, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2023.
Foreign Currency Risk
Within our global business operations, we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of March 31, 2024, the Company had outstanding foreign currency forward exchange contracts for the sale of $326 million and the purchase of $192 million of foreign currencies at fixed rates. Subsequent to March 31, 2024, certain of our foreign exchange contracts expired and were not replaced.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2024, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $13 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are used to manage foreign currency exchange rate risk, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $4.020 billion of principal debt outstanding at March 31, 2024, of which $1.313 billion was variable-rate debt and $2.707 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At March 31, 2024, 67% of the Company’s debt was at a fixed rate. In addition, as of March 31, 2024, we have the option under our floating rate loans under the Senior Term Loan Facility to select a one, three or six month Term SOFR.
Based on the level of interest rates prevailing at March 31, 2024, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.696 billion. Further, as of March 31, 2024, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $33 million or increase the fair value of the fixed-rate debt by approximately $33 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
The Company previously started a multi-year implementation to upgrade our information technology and finance infrastructure, including related systems and processes. The upgrades are designed to enhance our financial records and the flow of financial information, improve data analysis and accelerate our financial reporting. The deployment of our new technology platform is currently being implemented using a wave-based approach. We have launched certain components onto our new technology platform in select territories and will continue to deploy the technology platform to additional territories over time. As the wave-based implementation of our new technology platform continues, we will change our processes and procedures which, in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate whether such changes materially affect our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

     There have been no changes in our internal control over financial reporting that occurred during the three and six months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1
Eighth Incremental Commitment Amendment to Credit Agreement, dated as of January 24, 2024, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent, relating to the term loan credit agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 24, 2024)

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
May 9, 2024

WARNER MUSIC GROUP CORP.

By:	/s/ ROBERT KYNCL
Name: Title:	Robert Kyncl Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN CASTELLANI
Name: Title:	Bryan Castellani Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)