Form 10-Q
period 2024-06-30
Warner Music Group Corp.
filed 2024-08-07
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 1, 2024, there were 141,604,087 shares of Class A Common Stock and 376,314,780 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Condensed Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	June 30, 2024	September 30, 2023
Assets
Current assets:
Cash and equivalents	$607	$641
Accounts receivable, net of allowances of $23 million and $19 million	1,222	1,120
Inventories	92	126
Royalty advances expected to be recouped within one year	450	413
Prepaid and other current assets	112	102
Total current assets	2,483	2,402
Royalty advances expected to be recouped after one year	837	688
Property, plant and equipment, net of accumulated depreciation of $594 million and $523 million	464	458
Operating lease right-of-use assets, net	226	245
Goodwill	2,003	1,993
Intangible assets subject to amortization, net	2,309	2,353
Intangible assets not subject to amortization	150	149
Deferred tax assets, net	29	32
Other assets	329	225
Total assets	$8,830	$8,545
Liabilities and Equity
Current liabilities:
Accounts payable	$200	$300
Accrued royalties	2,582	2,219
Accrued liabilities	499	533
Accrued interest	29	18
Operating lease liabilities, current	43	41
Deferred revenue	168	371
Other current liabilities	52	57
Total current liabilities	3,573	3,539
Long-term debt	3,978	3,964
Operating lease liabilities, noncurrent	232	255
Deferred tax liabilities, net	251	216
Other noncurrent liabilities	161	141
Total liabilities	$8,195	$8,115
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 141,603 and 138,345 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 376,315 and 377,650 issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	1	1
Additional paid-in capital	2,053	2,015
Accumulated deficit	(1,260)	(1,387)
Accumulated other comprehensive loss, net	(311)	(322)
Total Warner Music Group Corp. equity	483	307
Noncontrolling interest	152	123
Total equity	635	430
Total liabilities and equity	$8,830	$8,545
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,554	$1,564	$4,796	$4,451
Costs and expenses:
Cost of revenue	(830)	(850)	(2,501)	(2,332)
Selling, general and administrative expenses (a)	(462)	(461)	(1,384)	(1,353)
Restructuring and impairments	(1)	—	(96)	(41)
Amortization expense	(55)	(64)	(167)	(188)
Total costs and expenses	(1,348)	(1,375)	(4,148)	(3,914)
Net gain on divestitures	1	—	32	41
Operating income	207	189	680	578
Loss on extinguishment of debt	—	(4)	—	(4)
Interest expense, net	(40)	(38)	(121)	(105)
Other income (expense)	4	20	(9)	(72)
Income before income taxes	171	167	550	397
Income tax expense	(30)	(43)	(120)	(112)
Net income	141	124	430	285
Less: Income attributable to noncontrolling interest	(2)	(2)	(36)	(7)
Net income attributable to Warner Music Group Corp.	$139	$122	$394	$278

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.27	$0.23	$0.75	$0.53
Class B – Basic and Diluted	$0.27	$0.23	$0.75	$0.53
Weighted average common shares:
Class A – Basic and Diluted	141,568	138,290	140,531	137,990
Class B – Basic and Diluted	376,315	377,650	376,868	377,650

(a) Includes depreciation expense:	$(25)	$(22)	$(77)	$(65)

See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income	$141	$124	$430	$285
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(10)	(13)	13	78
Deferred (loss) gain on derivative financial instruments	—	(3)	(1)	(8)
Minimum pension liability	—	—	(1)
Other comprehensive (loss) income, net of tax	(10)	(16)	11	70
Total comprehensive income	131	108	441	355
Less: Income attributable to noncontrolling interest	(2)	(2)	(36)	(7)
Comprehensive income attributable to Warner Music Group Corp.	$129	$106	$405	$348
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$430	$285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244	253
Unrealized (gains) losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	10	71
Deferred income taxes	29	(18)
Loss on extinguishment of debt	—	4
Net loss (gain) on investments	(4)	(3)
Net loss (gain) on divestitures	(32)	(41)
Non-cash interest expense	5	2
Non-cash stock-based compensation expense	28	42
Non-cash impairments	50	—
Changes in operating assets and liabilities:
Accounts receivable, net	(95)	(94)
Inventories	34	—
Royalty advances	(183)	(67)
Other noncurrent assets	(85)	(10)
Accounts payable and accrued liabilities	(119)	(93)
Royalty payables	352	250
Accrued interest	8	12
Operating lease liabilities	(4)	(2)
Deferred revenue	(205)	(207)
Other balance sheet changes	(13)	(35)
Net cash provided by operating activities	450	349
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs, net	(123)	(53)
Capital expenditures	(83)	(89)
Investments and acquisitions of businesses, net of cash received	(26)	(26)
Proceeds from the sale of investments	12	22
Proceeds from divestitures	19	42
Net cash used in investing activities	(201)	(104)
Cash flows from financing activities
Partial proceeds from Senior Term Loan Facility refinancing	42	146
Partial repayment of Senior Term Loan Facility refinancing	(42)	—
Deferred financing costs paid	(2)	(3)
Distribution to noncontrolling interest holders	(6)	(11)
Dividends paid	(267)	(251)
Taxes paid related to net share settlement of restricted stock units and common stock	(5)	—
Proceeds from Term Loan Mortgage	—	19
Payment of deferred and contingent consideration	—	(133)
Net cash used in financing activities	(280)	(233)
Effect of exchange rate changes on cash and equivalents	(3)	4
Net (decrease) increase in cash and equivalents	(34)	16
Cash and equivalents at beginning of period	641	584
Cash and equivalents at end of period	$607	$600
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

Nine Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2023	138,345	$—	377,650	$1	$2,015	$(1,387)	$(322)	$307	$123	$430
Net income	—	—	—	—	—	394	—	394	36	430
Other comprehensive income, net of tax	—	—	—	—	—	—	11	11	—	11
Dividends ($0.51 per share)	—	—	—	—	—	(267)	—	(267)	—	(267)
Stock-based compensation	—	—	—	—	43	—	—	43	—	43
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6)	(6)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Shares issued under the Plan	1,738	—	—	—	—	—	—	—	—	—
Exchange of Class B shares for Class A shares	1,335	—	(1,335)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	185	—	—	—	(5)	—	—	(5)	—	(5)
Balance at June 30, 2024	141,603	$—	376,315	$1	$2,053	$(1,260)	$(311)	$483	$152	$635

Three Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at March 31, 2024	141,596	$—	376,315	$1	$2,043	$(1,310)	$(301)	$433	$152	$585
Net income	—	—	—	—	—	139	—	139	2	141
Other comprehensive income, net of tax	—	—	—	—	—	—	(10)	(10)	—	(10)
Dividends ($0.17 per share)	—	—	—	—	—	(89)	—	(89)	—	(89)
Stock-based compensation	—	—	—	—	10	—	—	10	—	10
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Shares issued under Omnibus Incentive Plan	7	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	141,603	$—	376,315	$1	$2,053	$(1,260)	$(311)	$483	$152	$635

Nine Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2022	137,199	$—	377,650	$1	$1,975	$(1,477)	$(347)	$152	$16	$168
Net income	—	—	—	—	—	278	—	278	7	285
Other comprehensive income, net of tax	—	—	—	—	—	—	70	70	—	70
Dividends ($0.48 per share)	—	—	—	—	—	(251)	—	(251)	—	(251)
Stock-based compensation	—	—	—	—	32	—	—	32	—	32
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(11)	(11)
Shares issued under the Plan	869	—	—	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	273	—	—	—	—	—	—	—	—	—
Balance at June 30, 2023	138,341	$—	377,650	$1	$2,007	$(1,450)	$(277)	$281	$18	$299

Three Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at March 31, 2023	138,324	$—	377,650	$1	$2,000	$(1,488)	$(261)	$252	$14	$266
Net income	—	—	—	—	—	122	—	122	2	124
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16)	(16)	—	(16)
Dividends ($0.16 per share)	—	—	—	—	—	(84)	—	(84)	—	(84)
Stock-based compensation	—	—	—	—	7	—	—	7	—	7
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(4)	(4)
Shares issued under Omnibus Incentive Plan	17	—	—	—	—	—	—	—	—	—
Balance at June 30, 2023	138,341	$—	377,650	$1	$2,007	$(1,450)	$(277)	$281	$18	$299
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024.
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
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”) requires the Company first evaluate its investments to determine if any investments qualify as a variable interest entity (“VIE”). A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest. As of June 30, 2024 and September 30, 2023, there were approximately $72 million and $5 million of assets and $2 million and $2 million of liabilities, respectively, related to VIEs included in our condensed consolidated balance sheets.
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
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the three and nine months ended June 30, 2024 and 2023, respectively.

The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three and nine months ended June 30, 2024 and 2023 (in millions, except share amounts, which are reflected in thousands, and per share data):

	Three Months Ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$39	$100	$34	$88
Less: Net income attributable to participating securities (a)	(2)	—	(2)	—
Net income attributable to common stockholders	$37	$100	$32	$88
Denominator
Weighted average shares outstanding	141,568	376,315	138,290	377,650
Basic and Diluted EPS	$0.27	$0.27	$0.23	$0.23

	Nine Months Ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$111	$283	$77	$201
Less: Net income attributable to participating securities (a)	(5)	—	(4)	—
Net income attributable to common stockholders	$106	$283	$73	$201
Denominator
Weighted average shares outstanding	140,531	376,868	137,990	377,650
Basic and Diluted EPS	$0.75	$0.75	$0.53	$0.53
______________________________________
(a)Participating securities include unvested restricted stock units, which include the right to receive non-forfeitable dividend equivalents.

4. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenue by Type
Digital	$882	$846	$2,638	$2,445
Physical	120	126	385	377
Total digital and physical	1,002	972	3,023	2,822
Artist services and expanded-rights	159	218	489	555
Licensing	90	92	373	287
Total Recorded Music	1,251	1,282	3,885	3,664
Performance	52	40	155	130
Digital	194	182	577	477
Mechanical	13	16	43	46
Synchronization	42	41	129	126
Other	4	4	11	11
Total Music Publishing	305	283	915	790
Intersegment eliminations	(2)	(1)	(4)	(3)
Total revenues	$1,554	$1,564	$4,796	$4,451
Revenue by geographical location
U.S. Recorded Music	$517	$557	$1,652	$1,618
U.S. Music Publishing	161	147	503	415
Total U.S.	678	704	2,155	2,033
International Recorded Music	734	725	2,233	2,046
International Music Publishing	144	136	412	375
Total international	878	861	2,645	2,421
Intersegment eliminations	(2)	(1)	(4)	(3)
Total revenues	$1,554	$1,564	$4,796	$4,451
Sales Returns and Uncollectible Accounts
Based on management’s analysis of sales returns, refund liabilities of $19 million and $19 million were established at June 30, 2024 and September 30, 2023, respectively.
Based on management’s analysis of estimated credit losses, reserves of $23 million and $19 million were established at June 30, 2024 and September 30, 2023, respectively.
Deferred Revenue
Deferred revenue increased by $391 million during the nine months ended June 30, 2024 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $314 million were recognized during the nine months ended June 30, 2024 related to the balance of deferred revenue at September 30, 2023. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the three months ended June 30, 2024 and June 30, 2023, the Company recognized revenue of $35 million and $27 million, respectively, from performance obligations satisfied in previous periods. For the nine months ended June 30, 2024 and June 30, 2023, the Company recognized revenue of $109 million and $68 million, respectively, from performance obligations satisfied in previous periods.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2024 are as follows:

	Rest of FY24	FY25	FY26	Thereafter	Total
	(in millions)
Remaining performance obligations	$158	$302	$27	$6	$493
Total	$158	$302	$27	$6	$493
5. Acquisitions
On August 25, 2023, the Company purchased 51% of the issued and outstanding equity securities of TenThousand Projects Holdings LLC (“TenThousand Projects”), an independent U.S. record label pursuant to the terms of the unit purchase agreement of the same date among Warner Music Inc., a wholly-owned subsidiary of the Company, TenThousand Projects LLC, and Ten Thousand Projects Holdings LLC. The consideration transferred on the acquisition date was approximately $98 million which was comprised of the base purchase price of $102 million and the preliminary working capital adjustments, primarily comprised of cash acquired, net of a deferred purchase price of $12 million which is payable on or prior to one year from the acquisition date. The deferred purchase was adjusted to $11 million after the finalization of purchase price adjustments, including working capital and other items.
At June 30, 2024, the Company updated the purchase price allocation recorded at September 30, 2023, which resulted in a net decrease to intangible assets of approximately $1 million, a net decrease to goodwill of approximately $1 million, a net increase to other acquired assets and liabilities of $1 million, and a net decrease to the fair value of noncontrolling interest in the acquiree of $1 million. The acquisition accounting is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired.
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

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2023	$(322)	$(1)	$1	$(322)
Other comprehensive income (loss)	13	(1)	(1)	11
Balances at June 30, 2024	$(309)	$(2)	$—	$(311)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.

7. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2023	$1,529	$464	$1,993
Acquisitions	3	—	3
Other adjustments (a)	7	—	7
Balances at June 30, 2024	$1,539	$464	$2,003
______________________________________
(a)Other adjustments during the nine months ended June 30, 2024 represent foreign currency movements.
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
Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	June 30, 2024	September 30, 2023
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,549	$1,507
Music publishing copyrights	24 years	2,150	2,026
Artist and songwriter contracts	13 years	1,103	1,091
Trademarks	18 years	67	111
Other intangible assets	7 years	67	104
Total gross intangible assets subject to amortization		4,936	4,839
Accumulated amortization		(2,627)	(2,486)
Total net intangible assets subject to amortization		2,309	2,353
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	150	149
Total net intangible assets		$2,459	$2,502

The decrease in net intangible assets during the nine months ended June 30, 2024 is partially related to the write off of approximately $35 million of unamortized intangible assets within trademarks and other intangible assets in connection with the winding down of the Company’s O&O Media Properties. Please refer to Note 9 of our condensed consolidated financial statements for further discussion.

8. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	June 30, 2024	September 30, 2023
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2031	1,295	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	348	343
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	477	471
3.000% Senior Secured Notes due 2031	800	800
Mortgage Term Loan due 2033	18	$18
Total long-term debt, including the current portion	$4,013	$4,002
Issuance premium less unamortized discount and unamortized deferred financing costs	(35)	(38)
Total long-term debt, including the current portion, net	$3,978	$3,964
______________________________________
(a)Reflects $350 million and $300 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $2 million and $2 million as of June 30, 2024 and September 30, 2023, respectively. There were no loans outstanding under the Revolving Credit Facility at June 30, 2024 or September 30, 2023.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. is party to a $1,295 million senior secured term loan credit facility, pursuant to a credit agreement dated November 1, 2012, as amended or supplemented (the “Senior Term Loan Credit Agreement”) with JPMorgan Chase Bank NA, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (the “Senior Term Loan Facility”). Additionally, as of June 30, 2024 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility (as defined below) and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, the covenants under the Revolving Credit Facility, which are currently suspended, will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility. The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of June 30, 2024.

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

Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Revolving Term SOFR”), and other rates for alternate currencies, such as EURIBOR and SONIA, as provided in the Revolving Credit Agreement, subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving Term SOFR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.41x at June 30, 2024, the applicable margin for SOFR loans and RFR loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 24, 2031.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is November 30, 2028.
Maturities of Senior Secured Notes
As of June 30, 2024, there are no scheduled maturities of notes until 2028, when $348 million is scheduled to mature. Thereafter, $2.352 billion is scheduled to mature.
Maturity of Term Loan Mortgage
The maturity date of the Term Loan Mortgage is January 27, 2033, subject to a call option exercisable by Truist Bank at any time after January 27, 2028 if certain criteria relating to the Company’s creditworthiness are met.
Interest Expense, net
Total interest expense, net was $40 million and $38 million for the three months ended June 30, 2024 and 2023, respectively, and $121 million and $105 million for the nine months ended June 30, 2024 and 2023, respectively. Interest expense, net includes interest expense related to our outstanding indebtedness of $46 million and $41 million for the three months ended June 30, 2024 and 2023, respectively, and $137 million and $115 million for the nine months ended June 30, 2024 and 2023, respectively. The weighted-average interest rate of the Company’s total debt was 4.5% at June 30, 2024, 4.1% at September 30, 2023, and 4.1% at June 30, 2023.

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
For the three months ended June 30, 2024, total severance costs recorded in connection with the Strategic Restructuring Plan were $1 million, all of which was recognized in our Recorded Music segment. For the nine months ended June 30, 2024, total severance costs recorded in connection with the Strategic Restructuring Plan were $47 million, of which, $43 million was recognized in our Recorded Music segment and $4 million was recognized in Corporate. The below table sets forth the activity for the nine months ended June 30, 2024 in the restructuring accrual associated with the Strategic Restructuring Plan included within accrued liabilities in the accompanying condensed consolidated balance sheets. Additionally, for the nine months ended June 30, 2024, the Company recognized $50 million of impairment losses on unamortized intangible assets and other assets of which $47 million was recognized in our Recorded Music segment and $3 million was recognized in Corporate. Impairment charges recognized primarily relate to the winding down of the Company’s O&O Media Properties.

Severance Costs
(in millions)
Balance at September 30, 2023	$—
Restructuring charges	47
Cash payments	(9)
Balance at June 30, 2024	$38
2023 Restructuring Plan
In March 2023, the Company announced a restructuring plan (the “2023 Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. The 2023 Restructuring Plan is substantially complete as of June 30, 2024 and the remaining associated cash payments are expected to be made by the end of fiscal year 2024. There was a $1 million benefit associated with the 2023 Restructuring Plan recorded for the nine months ended June 30, 2024 primarily associated with a change in estimate for costs previously recorded.
The following table sets forth the activity for the nine months ended June 30, 2024 in the restructuring accrual associated with the 2023 Restructuring Plan included within accrued liabilities in the accompanying condensed consolidated balance sheets:

Severance Costs
(in millions)
Balance at September 30, 2023	$19
Restructuring charges	(1)
Cash payments	(15)
Balance at June 30, 2024	$3
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
For the three and nine months ended June 30, 2024, the Company recognized a total of $10 million and $28 million of non-cash stock-based compensation expense, respectively, which was recorded to additional paid-in capital. For the three months ended June 30, 2023, the Company recognized a total of $7 million of non-cash stock-based compensation expense, all of which was recorded to additional paid-in capital. For the nine months ended June 30, 2023, the Company recognized a total of $42 million of non-cash stock-based compensation expense, of which $27 million was recorded to additional paid-in capital and $15 million was recorded as a share-based compensation liability. During the nine months ended June 30, 2024, $15 million of share-based compensation liabilities were reclassified to additional paid-in capital upon a certain number of awards being determinable.
During the nine months ended June 30, 2023, a separation agreement between the Company and our previous Chief Executive Officer was executed. In connection with the separation agreement, the Company recognized $12 million of non-cash stock-based compensation expense associated with restricted stock units (“RSUs”) and common stock as there was no remaining service required for vesting.
During the nine months ended June 30, 2024 and 2023, the Company issued market-based performance share units (“PSUs”) to our Chief Executive Officer whereby the PSU award payout is determined based on the Company’s total shareholder return compared to a designated peer group. For the three and nine months ended June 30, 2024, non-cash stock-based compensation associated with these PSUs was approximately $3 million and $6 million, respectively. For the three and nine months ended June 30, 2023, non-cash stock-based compensation associated with these PSUs was approximately $1 million and $2 million, respectively.
During the nine months ended June 30, 2023, in connection with the 2023 Restructuring Plan, the Company recognized $2 million of non-cash stock-based compensation related to the accelerated vesting of certain RSUs.
Common Stock
During the nine months ended June 30, 2024, in connection with the Senior Management Free Cash Flow Plan (the “Plan”), the Company issued a total of 1,738,016 shares of Class A Common Stock to settle a portion of participants’ deferred equity units previously issued under the Plan. Additionally, a Plan participant redeemed a portion of their vested Class B equity units of WMG Management Holdings LLC in exchange for a total of 1,335,169 shares of Class B Common Stock which were converted to shares of Class A Common Stock upon the exchange.
During the three and nine months ended June 30, 2024, the Company issued approximately 7,428 and 185,115 shares of Class A Common Stock, respectively, under the Omnibus Incentive Plan which were net of shares used to settle employee income tax obligations of approximately $5 million.
12. Income Taxes

For the three and nine months ended June 30, 2024, the Company recorded an income tax expense of $30 million and $120 million, respectively. The income tax expense for the three months ended June 30, 2024 is lower than the expected tax expense at the statutory rate of 21% primarily due to benefit related to updated allowable costs for reported foreign derived intangible income (“FDII”) , non-controlling interest, and the net impact of GILTI and FDII. These benefits were partially offset by foreign income taxed at rates higher than the United States, withholding taxes, and U.S. state and local taxes. The income tax expense for the nine months ended June 30, 2024 is lower than the expected tax expense at the statutory rate of 21% primarily due to the tax benefit from the winding down of the Company’s O&O Media Properties, updated allowable costs for FDII, non-controlling interest, the net impact of GILTI and FDII and tax benefits associated with Research and Development (“R&D”) credits. These benefits were partially offset by withholding taxes, foreign income taxed at rates higher than the United States, U.S. state and local taxes, non-deductible executive compensation under IRC Section 162(m), and unrecognized tax benefit related to uncertain tax positions.
For the three and nine months ended June 30, 2023, the Company recorded an income tax expense of $43 million and $112 million, respectively. The income tax expense for the three and nine months ended June 30, 2023 is higher than the expected tax benefit at the statutory tax rate of 21% primarily due to foreign income taxed at rates higher than the United States, including withholding taxes, U.S. state and local taxes, unrecognized tax benefit related to uncertain tax positions, and non-deductible executive compensation under IRC Section 162(m). These charges were partially offset by tax benefits associated with R&D credits, release of U.S. state valuation allowance, and the net impact of GILTI and FDII.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2024 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various jurisdictions during the next twelve months.
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
As of June 30, 2024, the Company had outstanding foreign currency forward exchange contracts for the sale of $175 million and the purchase of $108 million of foreign currencies at fixed rates that will be settled by September 2024.
As of June 30, 2024, the Company had no outstanding interest rate swaps and no unrealized deferred gains or losses in comprehensive income related to the interest rate swaps. As of September 30, 2023, the Company had outstanding $500 million in a pay-fixed receive-variable interest rate swap with $1 million of unrealized deferred gains in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax losses of $1 million and unrealized pre-tax gains of $1 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the nine months ended June 30, 2024. The Company recorded realized pre-tax losses of $6 million and unrealized pre-tax losses of $1 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the nine months ended June 30, 2023.
The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the nine months ended June 30, 2024 and June 30, 2023 were $1 million and $11 million, respectively.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
	(in millions)
Other Current Assets:
Foreign currency forward exchange contracts (a)	1	—
Interest rate swap	$—	$2
______________________________________
(a)Includes $3 million and $2 million of foreign exchange derivative contracts in asset and liability positions, respectively, which net to $1 million of current assets.

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

    During the three months ended December 31, 2023, the Company changed the measure used to evaluate segment profitability from OIBDA to Adjusted OIBDA which is consistent with how the Company's CODM evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that Adjusted OIBDA represents the most relevant measure of segment profit and loss. All disclosures relating to segment profitability, including those for the three and nine months ended June 30, 2023, have been revised as a result of this change. Hereafter, the Company will revise other prior quarterly and year-to-date periods for fiscal year 2023 when they are subsequently reported in later filings for comparative purposes.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
June 30, 2024
Revenues	$1,251	$305	$(2)	$1,554
Adjusted OIBDA	281	79	(44)	316

June 30, 2023
Revenues	$1,282	$283	$(1)	$1,564
Adjusted OIBDA	264	74	(41)	297

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Nine Months Ended	(in millions)
June 30, 2024
Revenues	$3,885	$915	$(4)	$4,796
Adjusted OIBDA	965	247	(133)	1,079

June 30, 2023
Revenues	3,664	790	(3)	4,451
Adjusted OIBDA	812	222	(116)	918
Adjusted OIBDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of the Company’s Adjusted OIBDA to operating income is presented below.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Operating income	$207	$189	$680	$578
Amortization expense	55	64	167	188
Depreciation expense	25	22	77	65
Restructuring and impairments	1	—	96	41
Transformation initiatives and other related costs	18	13	56	39
Executive transition costs	—	1	—	4
Net gain on divestitures	(1)	—	(32)	(41)
Non-cash stock-based compensation and other related costs	11	8	35	44
Adjusted OIBDA	$316	$297	$1,079	$918
15. Additional Financial Information
Supplemental Cash Flow Disclosures
The Company made interest payments of approximately $35 million and $29 million during the three months ended June 30, 2024 and 2023, respectively, and approximately $125 million and $104 million during the nine months ended June 30, 2024 and 2023, respectively. The Company paid approximately $33 million and $49 million of income and withholding taxes, net of refunds, for the three months ended June 30, 2024 and 2023, respectively, and approximately $105 million and $166 million of income and withholding taxes, net of refunds, for the nine months ended June 30, 2024 and 2023, respectively. Non-cash investing activities was approximately $18 million related to the acquisition of music publishing rights and music catalogs, net during the nine months ended June 30, 2024.
Net Gain on Divestitures
During the three months ended June 30, 2024 and 2023, the Company recognized a pre-tax gain of $1 million and no pre-tax gains or losses, respectively, in connection with the divestiture of one of its O&O Media Properties. During the nine months ended June 30, 2024 and 2023, the Company recognized a pre-tax gain of $32 million and $41 million, respectively, in connection with the divestiture of certain sound recording and publishing rights and one of its O&O Media Properties. For each period, the divestiture has been reflected as a net gain on divestiture in the accompanying condensed consolidated statement of operations.

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
On May 13, 2024, the Company’s board of directors declared a cash dividend of $0.17 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on June 3, 2024. The Company paid an aggregate of approximately $89 million and $267 million, or $0.17 and $0.51 per share, in cash dividends to stockholders and participating security holders for the three and nine months ended June 30, 2024, respectively.

16. Fair Value Measurements
The following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2024 and September 30, 2023.

	Fair Value Measurements as of June 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$1	$—	$1
Other noncurrent assets:
Equity investments with readily determinable fair value (c)	10	—	—	10
Other noncurrent liabilities:
Contractual obligations (b)	—	—	(1)	(1)

	Fair Value Measurements as of September 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other current assets:
Interest rate swap (d)	$—	$2	$—	$2
Other noncurrent assets:
Equity investment with readily determinable fair value (c)	15	—	—	15
Other noncurrent liabilities:
Contractual obligations (b)	—	—	(1)	(1)
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
The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2023	$(1)
Additions	—
Reductions	—
Payments	—
Balance at June 30, 2024	$(1)
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three months ended June 30, 2024 and recorded approximately $1 million of impairment charges on these investments during the nine months ended June 30, 2024. The Company did not record any impairment charges on these investments during the three and nine months ended June 30, 2023. In addition, there were no observable price changes events that were completed during the three and nine months ended June 30, 2024 and 2023.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2024, the fair value of the Company’s debt was $3.715 billion. Based on the level of interest rates prevailing at September 30, 2023, the fair value of the Company’s debt was $3.525 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (the “Quarterly Report”).
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
•risks related to the effects of natural or man-made disasters, including pandemics;
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
•Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2024 and June 30, 2023. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2024 and June 30, 2023, as well as a discussion of our financial condition and liquidity as of June 30, 2024. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
The cost savings under the Strategic Restructuring Plan will be achieved through a combination of the disposal or winding down of the O&O Media Properties, continuing to manage overhead, sharpening focus, expanding shared services, and implementing previously disclosed expected operational efficiencies made possible by the Company’s financial transformative initiative. The Company expects allocating a majority of the costs savings to increase investment in the Company’s core Recorded Music and Music Publishing businesses, new skill sets and tech capabilities.
For the three months ended June 30, 2024, total severance costs recorded in connection with the Strategic Restructuring Plan were $1 million, all of which was recognized in our Recorded Music segment. For the nine months ended June 30, 2024, total severance costs recorded in connection with the Strategic Restructuring Plan were $47 million, of which, $43 million was recognized in our Recorded Music segment and $4 million was recognized in Corporate. The below table sets forth the activity for the nine months ended June 30, 2024 in the restructuring accrual associated with the Strategic Restructuring Plan included within accrued liabilities in the accompanying condensed consolidated balance sheets. Additionally, for the nine months ended June 30, 2024, the Company recognized $50 million of impairment losses on unamortized intangible assets and other assets of which $47 million was recognized in our Recorded Music segment and $3 million was recognized in Corporate. Impairment charges recognized primarily relate to the winding down of the Company’s O&O Media Properties.

2023 Restructuring Plan
In March 2023, the Company announced a restructuring plan (the “2023 Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. There were no restructuring costs incurred in the three months ended June 30, 2023. Total restructuring costs were $41 million for the nine months ended June 30, 2023, consisting of severance costs. All restructuring costs were recorded in the Recorded Music segment in the prior year.

BMG Termination
In September 2023, the Company terminated its distribution agreement with BMG as BMG began to bring digital distribution in-house and license directly with digital service partners in fiscal 2024 (the “BMG Termination”). Alternative Distribution Alliance (“ADA”), which is part of our Recorded Music business, had previously been distributing BMG’s recorded music catalog and revenues are reported within our Recorded Music segment. The shift to direct deals by BMG will be a phased in-sourcing of distribution during the current fiscal year and we expect BMG to be rolled off in fiscal 2025.

    During the three and nine months ended June 30, 2024, in connection with the BMG Termination, the Company reported lower Recorded Music digital revenue of $26 million and $61 million, respectively, of which $25 million and $57 million was streaming revenue, respectively. The impact to Recorded Music’s Adjusted OIBDA was immaterial for the three and nine months ended June 30, 2024.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Revenue by Type
Digital	$882	$846	$36	4%
Physical	120	126	(6)	-5%
Total digital and physical	1,002	972	30	3%
Artist services and expanded-rights	159	218	(59)	-27%
Licensing	90	92	(2)	-2%
Total Recorded Music	1,251	1,282	(31)	-2%
Performance	52	40	12	30%
Digital	194	182	12	7%
Mechanical	13	16	(3)	-19%
Synchronization	42	41	1	2%
Other	4	4	—	—%
Total Music Publishing	305	283	22	8%
Intersegment eliminations	(2)	(1)	(1)	100%
Total revenues	$1,554	$1,564	$(10)	-1%
Revenue by Geographical Location
U.S. Recorded Music	$517	$557	$(40)	-7%
U.S. Music Publishing	161	147	14	10%
Total U.S.	678	704	(26)	-4%
International Recorded Music	734	725	9	1%
International Music Publishing	144	136	8	6%
Total international	878	861	17	2%
Intersegment eliminations	(2)	(1)	(1)	100%
Total revenues	$1,554	$1,564	$(10)	-1%
Total Revenues
Total revenues decreased by $10 million, or 1%, to $1,554 million for the three months ended June 30, 2024 from $1,564 million for the three months ended June 30, 2023. Consistent with prior quarter, revenue growth was unfavorably impacted by the BMG Termination in Recorded Music digital revenue, which resulted in $26 million less revenue compared to the prior-year quarter, and a $3 million unfavorable impact within Recorded Music streaming revenue due to the renewal with one of the Company’s digital partners (the “Digital License Renewal”), which resulted in upfront revenue recognition for the three months ended December 31, 2023. Music Publishing digital revenue growth was also unfavorably impacted by a $7 million benefit in the prior-year quarter due to a ruling by the Copyright Royalty Board in Phonorecords III upholding higher percentage of revenue U.S. mechanical royalty rates (the “CRB Rate Benefit”). Adjusted for these items, total revenues increased by 2%, which includes $20 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 80% and 20% of total revenue for the three months ended June 30, 2024, respectively, and 82% and 18% of total revenue for the three months ended June 30, 2023, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenues for the three months ended June 30, 2024 and 45% and 55% of total revenues for the three months ended June 30, 2023.

Total digital revenues after intersegment eliminations increased by $48 million, or 5%, to $1,075 million for the three months ended June 30, 2024 from $1,027 million for the three months ended June 30, 2023. Excluding the BMG Termination, the Digital License Renewal, and the CRB Rate Benefit, total digital revenues increased 8%, Total streaming revenue increased 6% driven by growth across Recorded Music and Music Publishing. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2024 were composed of U.S. revenues of $504 million and international revenues of $572 million, or 47% and 53% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2023 were composed of U.S. revenues of $506 million and international revenues of $522 million, or 49% and 51% of total digital revenues, respectively.
Recorded Music revenues decreased by $31 million, or 2%, to $1,251 million for the three months ended June 30, 2024 from $1,282 million for the three months ended June 30, 2023. The decrease includes $17 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $517 million and $557 million, or 41% and 43% of consolidated Recorded Music revenues for each of the three months ended June 30, 2024 and June 30, 2023, respectively. International Recorded Music revenues were $734 million and $725 million, or 59% and 57% of consolidated Recorded Music revenues for each of the three months ended June 30, 2024 and June 30, 2023, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in artist services and expanded-rights, physical, and licensing revenues, partially offset by an increase in digital revenue. Digital revenue increased by $36 million primarily due to growth in streaming revenue, partially offset by the unfavorable impact of foreign currency exchange rates of $12 million. Revenue from streaming services increased by $41 million, or 5%, to $863 million for the three months ended June 30, 2024 from $822 million for the three months ended June 30, 2023. The growth in streaming revenue is partially offset by the impacts of the BMG Termination of $25 million, the Digital License Renewal of $3 million, and the unfavorable impact of foreign currency exchange rates of $11 million. Adjusted for the BMG Termination and the Digital License Renewal, streaming revenues increased 9%. The quarter reflects success from new album releases from Benson Boone and Dua Lipa, as well as carryover success from Zach Bryan and Teddy Swims. Download and other digital revenues decreased by $5 million, or 21%, to $19 million for the three months ended June 30, 2024 from $24 million for the three months ended June 30, 2023 due to the unfavorable impact of the BMG Termination of $1 million compared to the prior-year quarter, the unfavorable impact of foreign currency exchange rates of $1 million, and the continued shift to streaming services. Artist services and expanded-rights revenue decreased by $59 million or 27% due to lower merchandising and concert promotion revenue, a decrease in revenue related to the exit of the Company’s O&O Media Properties announced as part of the Strategic Restructuring Plan, and the unfavorable impact of foreign currency exchange rates of $3 million. Licensing revenue decreased by $2 million, or 2%, primarily driven by the timing of copyright infringement settlements and the unfavorable impact of foreign currency exchange rates of $1 million. Physical revenue decreased by $6 million, or 5%, primarily driven by timing of releases and strong U.S. releases in the prior-year quarter, and the unfavorable impact of foreign currency exchange rates of $1 million.
Music Publishing revenues increased by $22 million, or 8%, to $305 million for the three months ended June 30, 2024 from $283 million for the three months ended June 30, 2023. U.S. Music Publishing revenues were $161 million and $147 million, or 53% and 52% of consolidated Music Publishing revenues, for the three months ended June 30, 2024 and June 30, 2023, respectively. International Music Publishing revenues were $144 million and $136 million, or 47% and 48% of consolidated Music Publishing revenues, for the three months ended June 30, 2024 and June 30, 2023, respectively.
The overall increase in Music Publishing revenue was driven by increases in digital, performance, and synchronization revenues, partially offset by lower mechanical revenue. Digital revenue grew by $12 million, or 7%, primarily due to higher streaming revenue driven by the impact of digital deal renewals and continued investment in our publishing catalog, partially offset by the CRB Rate Benefit in the prior-year quarter of $7 million, and the unfavorable impact of foreign currency exchange rates of $1 million. Revenue from streaming services grew by $14 million, or 8%, to $192 million for the three months ended June 30, 2024 from $178 million for the three months ended June 30, 2023. Excluding the CRB Rate Benefit of $7 million in the prior-year quarter, revenue from streaming services grew 12%. Performance revenue increased by $12 million, or 30%, driven by an increase in touring activity outside the U.S. and U.S. radio activity, partially offset by the unfavorable impact of foreign currency exchange rates of $1 million. Synchronization revenue increased by $1 million, or 2%, primarily attributable to higher international commercial licensing activity, partially offset by the timing of copyright infringement settlements in the U.S. Mechanical revenue decreased by $3 million, or 19%, primarily driven by lower physical sales.

Revenue by Geographical Location
U.S. revenue decreased by $26 million, or 4%, to $678 million for the three months ended June 30, 2024 from $704 million for the three months ended June 30, 2023. U.S. Recorded Music revenue decreased by $40 million, or 7%. The decrease is driven by lower revenue across artist services and expanded-rights of $19 million, digital revenue of $12 million, licensing revenue of $5 million, and physical revenue of $4 million. The decrease in artist services and expanded-rights revenue is driven by lower merchandising revenue and a decrease in revenue related to the exit of the Company’s O&O Media Properties announced as part of the Strategic Restructuring Plan. The decrease in U.S. Recorded Music digital revenue reflects lower streaming revenue of $9 million, or 2%, and lower download and other digital revenue of $3 million, or 23%, primarily attributable to the unfavorable impact of the BMG Termination compared to the prior-year quarter. The decrease in U.S. Recorded Music licensing revenue of $5 million is driven by timing of copyright infringement settlements in the prior-year quarter, and the decrease in physical revenue of $4 million is driven by the timing of releases following strong U.S. releases in the prior-year quarter. U.S. Music Publishing revenue increased by $14 million, or 10%, to $161 million for the three months ended June 30, 2024 from $147 million for the three months ended June 30, 2023. This was largely driven by an increase in U.S. Music Publishing digital revenue of $10 million due to the continued growth in streaming services, resulting in streaming growth of $9 million, or 9%. The increase in streaming revenue reflects the continued market growth, expansion of our publishing catalog and timing of payments, partially offset by the CRB Rate Benefit of $7 million in the prior-year quarter. U.S. Music Publishing performance revenue increased by $7 million due to an increase U.S. radio activity, mechanical revenue increased by $1 million due to timing of collections, partially offset by a decrease in synchronization revenue of $3 million driven by the timing of copyright infringement settlements.
International revenue increased by $17 million, or 2%, to $878 million for the three months ended June 30, 2024 from $861 million for the three months ended June 30, 2023. Excluding the unfavorable impact of foreign currency exchange rates of $20 million, International revenue increased by $37 million, or 4%. International Recorded Music revenue increased by $9 million due to increases in digital revenue of $48 million and licensing revenue of $3 million, partially offset by decreases in artist services and expanded-rights revenue of $40 million and physical revenue of $2 million. The increase in International Recorded Music digital revenue was driven by an increase in streaming revenue of $50 million, or 12%, partially offset by the unfavorable impact of the Digital License Renewal of $3 million in the prior-year quarter and the unfavorable impact of foreign currency exchange rates of $11 million. International Recorded Music licensing revenue increased by $3 million, driven by the timing of copyright infringement settlements, partially offset by the unfavorable impact of foreign currency exchange rates of $1 million. International Recorded Music artist services and expanded-rights revenue decreased by $40 million due to lower direct-to-consumer merchandising revenue at EMP, lower concert promotion revenue primarily in Japan and France, and the unfavorable impact of foreign currency exchange rates of $3 million. International Recorded Music physical revenue decreased by $2 million, primarily due to the timing of releases.
International Music Publishing revenue increased from the prior-year quarter by $8 million, or 6%, to $144 million for the three months ended June 30, 2024 from $136 million for the three months ended June 30, 2023. International Music Publishing revenue growth was largely driven by increases in performance revenue of $5 million due to strong artist touring activity in Europe, synchronization revenue of $4 million, digital revenue of $2 million, other revenue of $1 million, partially offset by a decrease in mechanical revenue of $4 million. The growth in International Music Publishing digital revenue includes streaming revenue growth of $5 million or 7%, partially offset by a decrease in download and other digital revenue of $3 million.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$548	$530	$18	3%
Product costs	282	320	(38)	-12%
Total cost of revenues	$830	$850	$(20)	-2%
Artist and repertoire costs increased by $18 million, to $548 million for the three months ended June 30, 2024 from $530 million for the three months ended June 30, 2023. Artist and repertoire costs as a percentage of revenue increased to 35% during the three months ended June 30, 2024 from 34% for the three months ended June 30, 2023, primarily driven by revenue mix.
Product costs decreased by $38 million, to $282 million for the three months ended June 30, 2024 from $320 million for the three months ended June 30, 2023. Product costs as a percentage of revenue decreased to 18% for the three months ended June 30, 2024 from 20% for the three months ended June 30, 2023, primarily driven by revenue mix due to the BMG Termination and lower artist services and expanded-rights and third-party distributed label revenue.

Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$264	$244	$20	8%
Selling and marketing expense	173	185	(12)	-6%
Distribution expense	25	32	(7)	-22%
Total selling, general and administrative expense	$462	$461	$1	—%
______________________________________
(1)Includes depreciation expense of $25 million and $22 million for the three months ended June 30, 2024 and June 30, 2023, respectively.
Total selling, general and administrative expense increased by $1 million, to $462 million for the three months ended June 30, 2024 from $461 million for the three months ended June 30, 2023. Expressed as a percentage of revenue, total selling, general and administrative expense increased to 30% for the three months ended June 30, 2024 from 29% for the three months ended June 30, 2023.
General and administrative expense increased by $20 million to $264 million for the three months ended June 30, 2024 from $244 million for the three months ended June 30, 2023. The increase in general and administrative expense was largely due to incremental expenses related to transformation initiatives and related costs of $5 million, higher depreciation expense driven by assets placed in service of $3 million, the unfavorable movements in foreign currency exchange rates of $3 million, higher non-cash stock-based compensation and other related costs of $3 million, partially offset by savings from the 2023 Restructuring Plan and the Strategic Restructuring Plan. Expressed as a percentage of revenue, general and administrative expense increased to 17% for the three months ended June 30, 2024 from 16% for the three months ended June 30, 2023.
Selling and marketing expense decreased by $12 million, or 6%, to $173 million for the three months ended June 30, 2024 from $185 million for the three months ended June 30, 2023. Expressed as a percentage of revenue, selling and marketing expense decreased to 11% for the three months ended June 30, 2024 from 12% for the three months ended June 30, 2023 due to lower variable marketing spend and savings from the 2023 Restructuring Plan.
Distribution expense decreased by $7 million to $25 million for the three months ended June 30, 2024 from $32 million for the three months ended June 30, 2023. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the three months ended June 30, 2024 and the three months ended June 30, 2023.

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

	For the Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$139	$122	$17	14%
Income attributable to noncontrolling interest	2	(2)	—	—%
Net income	141	124	17	14%
Income tax expense	30	43	(13)	(30)%
Income before income taxes	171	167	4	2%
Other income	(4)	(20)	16	(80)%
Interest expense, net	40	38	2	5%
Loss on extinguishment of debt	—	4	(4)	(100)%
Operating income	207	189	18	10%
Amortization expense	55	64	(9)	(14)%
Depreciation expense	25	22	3	14%
Restructuring and impairments	1	—	1	—%
Transformation initiatives and other related costs	18	13	5	38%
Executive transition costs	—	1	(1)	—%
Net gain on divestitures	(1)	—	(1)	(100)%
Non-cash stock-based compensation and other related costs	11	8	3	38%
Adjusted OIBDA	$316	$297	$19	6%
Adjusted OIBDA
Adjusted OIBDA increased by $19 million to $316 million for the three months ended June 30, 2024 as compared to $297 million for the three months ended June 30, 2023 primarily due to strong operating performance, savings from the Strategic Restructuring Plan and savings from the 2023 Restructuring Plan, partially offset by the reinvestment of these savings in the Company’s business. Expressed as a percentage of total revenue, Adjusted OIBDA margin increased to 20% for the three months ended June 30, 2024 from 19% for the three months ended June 30, 2023 due to the factors noted above.

Non-cash stock-based compensation and other related costs
Our non-cash stock-based compensation and other related costs increased by $3 million to $11 million for the three months ended June 30, 2024 from $8 million for the three months ended June 30, 2023, primarily related to issuance of additional restricted stock units and market-based performance stock units.
Net gain on divestitures
Net gain on divestitures during the three months ended June 30, 2024 includes a pre-tax gain of $1 million in connection with the divestiture of certain media properties in connection with the Strategic Restructuring Plan.
Executive transition costs
Executive transition costs of $1 million during the three months ended June 30, 2023, which include costs associated with the departure of our previous Chief Financial Officer in the prior year.

Transformation initiatives and other related costs
Our transformation initiatives and other related costs increased by $5 million to $18 million for the three months ended June 30, 2024 from $13 million for the three months ended June 30, 2023 due to an increase in costs associated with our finance transformation.

Restructuring and Impairments
Our restructuring and impairment charges increased to $1 million for the three months ended June 30, 2024 related to the Strategic Restructuring Plan. There were no restructuring and impairment charges for the three months ended June 30, 2023.
Depreciation expense
Our depreciation expense increased by $3 million to $25 million for the three months ended June 30, 2024 from $22 million for the three months ended June 30, 2023. This increase is primarily due to IT assets being placed into service.
Amortization expense
Our amortization expense decreased by $9 million, or 14%, to $55 million for the three months ended June 30, 2024 from $64 million for the three months ended June 30, 2023. The decrease is driven by certain intangible assets becoming fully amortized.
Operating income
Our operating income increased by $18 million to $207 million for the three months ended June 30, 2024 from $189 million for the three months ended June 30, 2023. In addition to the factors impacting Adjusted OIBDA described above, the increase in operating income was driven by lower amortization expense of $9 million and $1 million net gain on a divestiture in the current quarter, offset by $5 million of incremental expenses related to transformation initiatives and other related costs, higher non-cash stock-based compensation of $3 million, and $1 million of restructuring charges for the three months ended June 30, 2024 related to the Strategic Restructuring Plan.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for the three months ended June 30, 2024. For the three months ended June 30, 2023, we recorded a loss on extinguishment of debt of $4 million, which represents the remaining unamortized discount and deferred financing costs in connection with the redemption of Senior Term Loan Facility Tranche H loans.
Interest expense, net
Our interest expense, net, increased to $40 million for the three months ended June 30, 2024 from $38 million for the three months ended June 30, 2023 due to the maturity of the interest rate swaps and higher interest rates on variable rate debt.
Other income
Other income for the three months ended June 30, 2024 primarily includes foreign currency gains on our Euro-denominated debt of $7 million, currency exchange losses on our intercompany loans of $5 million, and unrealized gains on hedging activity of $1 million. This compares to foreign currency gains on our Euro-denominated debt of $2 million, currency exchange gains on the Company’s intercompany loans of $11 million and aggregate realized and unrealized gains of $5 million on the mark-to-market of investments for the three months ended June 30, 2023.
Income tax expense
Our income tax expense decreased by $13 million to $30 million for the three months ended June 30, 2024 from $43 million for the three months ended June 30, 2023. The decrease of $13 million in income tax expense is primarily due to a current period benefit from the updated allowable costs for reported foreign derived intangible income.
Net income
Net income increased by $17 million to $141 million for the three months ended June 30, 2024 from $124 million for the three months ended June 30, 2023 as a result of the factors described above.

Noncontrolling interest
Income attributable to noncontrolling interest was $2 million for each of the three months ended June 30, 2024 and the three months ended June 30, 2023.
Business Segment Results
Revenues, operating income (loss) and Adjusted OIBDA by business segment were as follows (in millions):

	For the Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Recorded Music
Revenues	$1,251	$1,282	$(31)	-2%
Operating income	230	207	23	11%
Adjusted OIBDA	281	264	17	6%
Music Publishing
Revenues	305	283	22	8%
Operating income	53	50	3	6%
Adjusted OIBDA	79	74	5	7%
Corporate expenses and eliminations
Revenue eliminations	(2)	(1)	(1)	100%
Operating loss	(76)	(68)	(8)	12%
Adjusted OIBDA loss	(44)	(41)	(3)	7%
Total
Revenues	1,554	1,564	(10)	-1%
Operating income	207	189	18	10%
Adjusted OIBDA	316	297	19	6%
Recorded Music
Revenues
Recorded Music revenue decreased by $31 million, or 2%, to $1,251 million for the three months ended June 30, 2024 from $1,282 million for the three months ended June 30, 2023. Excluding the impacts of the BMG Termination of $26 million, the Digital License Renewal of $3 million, and the unfavorable foreign currency rates of $17 million, Recorded Music revenue increased by 1% for the three months ended June 30, 2024. U.S. Recorded Music revenues were $517 million and $557 million, or 41% and 43% of consolidated Recorded Music revenues, for the three months ended June 30, 2024 and June 30, 2023, respectively. International Recorded Music revenues were $734 million and $725 million, or 59% and 57% of consolidated Recorded Music revenues, for the three months ended June 30, 2024 and June 30, 2023, respectively.
The overall decrease in Recorded Music revenue was driven by lower revenue across artist services and expanded-rights, physical, and licensing revenues, partially offset by an increase in digital revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$354	$349	$5	1%
Product costs	282	320	(38)	-12%
Total cost of revenues	$636	$669	$(33)	-5%
Recorded Music cost of revenues decreased by $33 million, or 5%, to $636 million for the three months ended June 30, 2024 from $669 million for the three months ended June 30, 2023. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs increased to 28% for the three months ended June 30, 2024 from 27% for the three months ended June 30, 2023, primarily driven by revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs decreased to 23% for the three months ended June 30, 2024 from 25% for the three months ended June 30, 2023, primarily due to revenue mix due to lower artist services and expanded-rights and third-party distributed label revenue resulting from the BMG Termination.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$161	$152	$9	6%
Selling and marketing expense	167	181	(14)	-8%
Distribution expense	25	32	(7)	-22%
Total selling, general and administrative expense	$353	$365	$(12)	-3%
______________________________________
(1)Includes depreciation expense of $13 million for each of the three months ended June 30, 2024 and June 30, 2023.

Recorded Music selling, general and administrative expense decreased by $12 million, or 3%, to $353 million for the three months ended June 30, 2024 from $365 million for the three months ended June 30, 2023. The increase in general and administrative expense was mainly driven by unfavorable movements in foreign currency exchange rates of $3 million, the impact of acquisitions and higher non-cash stock-based compensation and other related costs of $3 million, partially offset by savings from the 2023 Restructuring Plan. The decrease in selling and marketing expense was primarily due to lower variable marketing spend and savings from the 2023 Restructuring Plan. The decrease in distribution expense was primarily driven by revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense remained constant at 28% for each of the three months ended June 30, 2024 and the three months ended June 30, 2023.
Operating Income and Adjusted OIBDA
Recorded Music operating income increased by $23 million to $230 million for the three months ended June 30, 2024 from $207 million for the three months ended June 30, 2023. In addition to the factors impacting Adjusted OIBDA described below, the increase in operating income was driven by a decrease in amortization expense of $11 million due to certain intangible assets becoming fully amortized, partially offset by $2 million of restructuring and impairment charges primarily due to the Company’s Strategic Restructuring Plan and exit of certain non-core O&O Media Properties.
Recorded Music Adjusted OIBDA increased by $17 million to $281 million for the three months ended June 30, 2024 from $264 million for the three months ended June 30, 2023 driven by increased savings from the 2023 Restructuring Plan and savings from the Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business, partially offset by the unfavorable impact of foreign exchange rates. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin increased to 22% for the three months ended June 30, 2024 from 21% for the three months ended June 30, 2023 due to the factors noted above.
Music Publishing
Revenues
Music Publishing revenues increased by $22 million, or 8%, to $305 million for the three months ended June 30, 2024 from $283 million for the three months ended June 30, 2023. U.S. Music Publishing revenues were $161 million and $147 million, or 53% and 52% of consolidated Music Publishing revenues, for the three months ended June 30, 2024 and June 30, 2023, respectively. International Music Publishing revenues were $144 million and $136 million, or 47% and 48% of consolidated Music Publishing revenues, for the three months ended June 30, 2024 and June 30, 2023, respectively.
The overall increase in Music Publishing revenue was driven by growth in digital, performance, and synchronization revenues, partially offset by lower mechanical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$196	$182	$14	8%
Total cost of revenues	$196	$182	$14	8%
Music Publishing cost of revenues increased by $14 million, or 8%, to $196 million for the three months ended June 30, 2024 from $182 million for the three months ended June 30, 2023. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues remained constant at 64% for each of the three months ended June 30, 2024 and June 30, 2023.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$30	$27	$3	11%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$31	$28	$3	11%
______________________________________
(1)Includes no depreciation expense for each of the three months ended June 30, 2024 and June 30, 2023.
Music Publishing selling, general and administrative expense increased by $3 million, or 11%, to $31 million for the three months ended June 30, 2024 from $28 million for the three months ended June 30, 2023. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained constant at 10% for each of the three months ended June 30, 2024 and June 30, 2023.
Operating Income and Adjusted OIBDA
Music Publishing operating income increased by $3 million to $53 million for the three months ended June 30, 2024 from $50 million for the three months ended June 30, 2023, driven by the same factors affecting Adjusted OIBDA discussed below, partially offset by higher amortization expense of $2 million
Music Publishing Adjusted OIBDA increased by $5 million, or 7%, to $79 million for the three months ended June 30, 2024 from $74 million for the three months ended June 30, 2023 largely due to higher revenues. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin remained constant at 26% for each of the three months ended June 30, 2024 and June 30, 2023.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $8 million for the three months ended June 30, 2024 to $76 million from $68 million for the three months ended June 30, 2023, primarily driven by higher expenses related to transformation initiatives and related costs of $5 million, and an increase in depreciation expense of $3 million.
Our Adjusted OIBDA loss from corporate expenses and eliminations increased by $3 million for the three months ended June 30, 2024 to $44 million from $41 million for the three months ended June 30, 2023, primarily due to the operating loss factors noted above.

RESULTS OF OPERATIONS
Nine Months Ended June 30, 2024 Compared with Nine Months Ended June 30, 2023
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Revenue by Type
Digital	$2,638	$2,445	$193	8%
Physical	385	377	8	2%
Total digital and physical	3,023	2,822	201	7%
Artist services and expanded-rights	489	555	(66)	-12%
Licensing	373	287	86	30%
Total Recorded Music	3,885	3,664	221	6%
Performance	155	130	25	19%
Digital	577	477	100	21%
Mechanical	43	46	(3)	-7%
Synchronization	129	126	3	2%
Other	11	11	—	—%
Total Music Publishing	915	790	125	16%
Intersegment eliminations	(4)	(3)	(1)	33%
Total revenues	$4,796	$4,451	$345	8%
Revenue by Geographical Location
U.S. Recorded Music	$1,652	$1,618	$34	2%
U.S. Music Publishing	503	415	88	21%
Total U.S.	2,155	2,033	122	6%
International Recorded Music	2,233	2,046	187	9%
International Music Publishing	412	375	37	10%
Total international	2,645	2,421	224	9%
Intersegment eliminations	(4)	(3)	(1)	33%
Total revenues	$4,796	$4,451	$345	8%
Total Revenues
Total revenues increased by $345 million, or 8%, to $4,796 million for the nine months ended June 30, 2024 from $4,451 million for the nine months ended June 30, 2023. The current year included $68 million from a licensing agreement extension for an artist’s catalog (the “Licensing Extension”) in Recorded Music licensing revenue. In addition, revenue growth was unfavorably impacted by the BMG Termination which resulted in $61 million of lower Recorded Music digital revenue, partially offset by $20 million incremental Recorded Music streaming revenue resulting from the Digital License Renewal in the nine months ended June 30, 2024 compared to the prior year. Music Publishing digital revenue growth was also impacted by $7 million in the prior year due to the CRB Rate Benefit. Adjusted for these items, total revenues increased by 7%, which includes $2 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 81% and 19% of total revenues for the nine months ended June 30, 2024, respectively, and 82% and 18% of total revenues for the nine months ended June 30, 2023, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 45% and 55% for the nine months ended June 30, 2024, respectively, and 46% and 54% for the nine months ended June 30, 2023, respectively.
Total digital revenues after intersegment eliminations increased by $293 million, or 10%, to $3,214 million for the nine months ended June 30, 2024 from $2,921 million for the nine months ended June 30, 2023. Excluding the BMG Termination, the Digital License Renewal and the CRB Rate Benefit in the prior year, total digital revenues increased 12%. Total streaming revenue increased 11% driven by growth across Recorded Music and Music Publishing, including revenue from emerging streaming platforms. Total digital revenues represented 67% of consolidated revenues for the nine months ended June 30, 2024, from 66% for the nine months ended June 30, 2023. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2024 were composed of U.S. revenues of $1,551 million and international revenues of $1,664 million, or 48% and 52% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2023 were composed of U.S. revenues of $1,463 million and international revenues of $1,459 million, or 50% and 50% of total digital revenues, respectively.
Recorded Music revenues increased by $221 million, or 6%, to $3,885 million for the nine months ended June 30, 2024 from $3,664 million for the nine months ended June 30, 2023. The increase includes $4 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $1,652 million and $1,618 million, or 43% and 44% of consolidated Recorded Music revenues, for the nine months ended June 30, 2024 and June 30, 2023, respectively. International Recorded Music revenues were $2,233 million and $2,046 million, or 57% and 56% of consolidated Recorded Music revenues for the nine months ended June 30, 2024 and June 30, 2023, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, licensing, and physical revenues, partially offset by a decrease in artist services and expanded-rights revenue. Digital revenue increased by $193 million primarily due to growth in streaming revenue as a result of the continued growth in streaming services, including growth in emerging streaming platforms. Revenue from streaming services grew by $203 million, or 9%, to $2,578 million for the nine months ended June 30, 2024 from $2,375 million for the nine months ended June 30, 2023. Adjusted for the impacts of the BMG Termination and the Digital License Renewal, Recorded Music streaming revenue was up 10%. Download and other digital revenues decreased by $10 million, or 14%, to $60 million for the nine months ended June 30, 2024 from $70 million for the nine months ended June 30, 2023 primarily due to the unfavorable impact of the BMG Termination of $4 million compared to the prior year. Licensing revenue increased by $86 million, or 30%, primarily driven by $68 million from the Licensing Extension, and physical revenue increased by $8 million, or 2%, driven by growth in international and the favorable impact of foreign currency exchange rates of $3 million. Artist services and expanded-rights revenue decreased by $66 million primarily due to lower merchandising revenue, partially offset by higher concert promotion revenue primarily in France.
Music Publishing revenues increased by $125 million, or 16%, to $915 million for the nine months ended June 30, 2024 from $790 million for the nine months ended June 30, 2023. U.S. Music Publishing revenues were $503 million and $415 million, or 55% and 53% of consolidated Music Publishing revenues, for the nine months ended June 30, 2024 and June 30, 2023, respectively. International Music Publishing revenues were $412 million and $375 million, or 45% and 47% of Music Publishing revenues, for the nine months ended June 30, 2024 and June 30, 2023, respectively.
The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $100 million, or 21%, performance revenue of $25 million, or 19%, and synchronization revenue of $3 million, or 2%, partially offset by a decrease in mechanical revenue of $3 million or 7% due to lower physical sales. The increase in digital revenue was primarily driven by continued growth in streaming revenue. Revenue from streaming services grew by $104 million, or 22%, to $570 million for the nine months ended June 30, 2024 from $466 million for the nine months ended June 30, 2023, which includes the impact of the CRB Rate Benefit of $7 million in the prior year. Excluding the impact of the CRB Rate Benefit, Music Publishing revenue from streaming services grew 24%, reflecting the continued market growth, expansion of our publishing catalog and timing of payments. The growth in performance revenue is primarily driven by an increase in international touring activity and U.S. radio activity, and the growth in synchronization revenue is attributable to the timing of copyright infringement settlements and the favorable impact of foreign currency exchange rates of $1 million.
Revenue by Geographical Location
U.S. revenue increased by $122 million, or 6%, to $2,155 million for the nine months ended June 30, 2024 from $2,033 million for the nine months ended June 30, 2023. U.S. Recorded Music revenue increased by $34 million, or 2%, primarily driven by growth in licensing revenue of $73 million due to $68 million from the Licensing Extension. U.S. Recorded Music growth was also attributable to growth in digital and physical revenues, partially offset by lower U.S. Recorded Music artist services and expanded-rights revenue. U.S. Recorded Music digital revenue grew by $10 million, or 1%, attributable to the continued growth in streaming services, partially offset by the impact of the BMG Termination. U.S. Recorded Music streaming revenue increased by $19 million, or 2%, partially offset by a decrease in download and other digital revenue of $9 million due to the impact of the BMG Termination. U.S Recorded Music physical revenue remained constant compared to prior year. U.S. Recorded Music artist services and expanded-rights revenue decreased by $49 million, due to lower merchandising revenue and a decrease in revenue related to the exit of the Company’s O&O Media Properties announced as part of the Strategic Restructuring Plan. U.S. Music Publishing revenue increased by $88 million, or 21%, to $503 million for the nine months ended June 30, 2024 from $415 million for the nine months ended June 30, 2023. U.S. Music Publishing digital revenue increased by $78 million, attributable to growth in streaming revenue and the impact of digital deal renewals. U.S. Music Publishing streaming revenue increased by $77 million, or 28%. The decrease in U.S. Music Publishing synchronization revenue of $1 million is primarily driven by the timing of copyright infringement settlements. U.S. Music Publishing performance revenue increased by $12 million, partially offset by a decrease in U.S. Music Publishing mechanical revenue of $1 million driven by a lower share of U.S. physical revenue.

International revenue increased by $224 million, or 9%, to $2,645 million for the nine months ended June 30, 2024 from $2,421 million for the nine months ended June 30, 2023. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $226 million, or 9%. International Recorded Music revenue increased by $187 million primarily due to increases in digital revenue of $183 million, licensing revenue of $13 million, physical revenue of $8 million, partially offset by lower artist services and expanded-rights revenue of $17 million. International Recorded Music digital revenue increased by $183 million, or 15%, driven by growth in streaming revenue and the Digital License Renewal. International Recorded Music artist services and expanded-rights revenue decreased by $17 million, primarily due to lower direct-to-consumer merchandising revenue at EMP. International Recorded Music licensing revenue increased by $13 million which includes the impact of copyright infringement settlements and favorable foreign currency exchange rates of $2 million. International Recorded Music physical revenue increased by $8 million, driven by strength of new releases primarily in Japan, and a favorable impact of foreign currency exchange rates of $3 million. International Music Publishing revenue increased by $37 million, or 10%, to $412 million for the nine months ended June 30, 2024 from $375 million for the nine months ended June 30, 2023. This was primarily driven by the increase in digital revenue of $22 million, performance revenue of $13 million, and synchronization of $4 million, partially offset by lower mechanical revenue of $2 million. International Music Publishing digital growth is primarily driven by streaming revenue growth of $27 million, or 14%. International Music Publishing performance revenue increased due to strong artist touring activity in Europe, and mechanical revenue decreased by $2 million, primarily driven by lower physical sales.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$1,627	$1,456	$171	12%
Product costs	874	876	(2)	—%
Total cost of revenues	$2,501	$2,332	$169	7%
Artist and repertoire costs increased by $171 million, to $1,627 million for the nine months ended June 30, 2024 from $1,456 million for the nine months ended June 30, 2023. Artist and repertoire costs as a percentage of revenue increased to 34% for the nine months ended June 30, 2024 from 33% for the nine months ended June 30, 2023, primarily due to revenue mix, timing of artist and repertoire investments, and the unfavorable impact of foreign currency change rates, partially offset by the impact of the Licensing Extension.
Product costs decreased by $2 million, to $874 million for the nine months ended June 30, 2024 from $876 million for the nine months ended June 30, 2023. Product costs as a percentage of revenue decreased to 18% for the nine months ended June 30, 2024 from 20% for the nine months ended June 30, 2023, primarily due to the impact of the Licensing Extension, revenue mix and the BMG Termination.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$791	$718	$73	10%
Selling and marketing expense	518	545	(27)	-5%
Distribution expense	75	90	(15)	-17%
Total selling, general and administrative expense	$1,384	$1,353	$31	2%
______________________________________
(1)Includes depreciation expense of $77 million and $65 million for the nine months ended June 30, 2024 and June 30, 2023, respectively.
Total selling, general and administrative expense increased by $31 million, or 2%, to $1,384 million for the nine months ended June 30, 2024 from $1,353 million for the nine months ended June 30, 2023. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 29% for the nine months ended June 30, 2024 from 30% for the nine months ended June 30, 2023.

General and administrative expense increased by $73 million to $791 million for the nine months ended June 30, 2024 from $718 million for the nine months ended June 30, 2023. The increase in general and administrative expense was driven by incremental investment in technology of $18 million, higher expenses related to transformation initiatives and related costs of $17 million, higher depreciation expense related to IT assets of $12 million, the impact of acquisitions and unfavorable movements in foreign currency exchange rates of $8 million. These expenses are partially offset by savings from the 2023 Restructuring Plan and Strategic Restructuring Plan, of which a portion has been reinvested into the business, and lower non-cash stock-based compensation expense of $9 million related to the separation agreement with our previous Chief Executive Officer in the prior year. Expressed as a percentage of revenue, general and administrative expense remained constant at 16% for each of the nine months ended June 30, 2024 and June 30, 2023.
Selling and marketing expense decreased by $27 million, or 5%, to $518 million for the nine months ended June 30, 2024 from $545 million for the nine months ended June 30, 2023. Expressed as a percentage of revenue, selling and marketing expense decreased to 11% for the nine months ended June 30, 2024, from 12% for the nine months ended June 30, 2023 due to lower variable marketing spend and savings from the 2023 Restructuring Plan.
Distribution expense decreased to $75 million for the nine months ended June 30, 2024 from $90 million for the nine months ended June 30, 2023. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the nine months ended June 30, 2024 and June 30, 2023.
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

	For the Nine Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$394	$278	$116	42%
Income attributable to noncontrolling interest	36	7	29	—%
Net income	430	285	145	51%
Income tax expense	120	112	8	7%
Income before income taxes	550	397	153	39%
Other expense	9	72	(63)	-88%
Interest expense, net	121	105	16	15%
Loss on extinguishment of debt	—	4	(4)	-100%
Operating income	680	578	102	18%
Amortization expense	167	188	(21)	-11%
Depreciation expense	77	65	12	18%
Restructuring and impairments	96	41	55	—%
Transformation initiatives and other related costs	56	39	17	44%
Executive transition costs	—	4	(4)	-100%
Net gain on divestitures	(32)	(41)	9	-22%
Non-cash stock-based compensation and other related costs	35	44	(9)	-20%
Adjusted OIBDA	$1,079	$918	$161	18%
Adjusted OIBDA
Adjusted OIBDA increased by $161 million to $1,079 million for the nine months ended June 30, 2024 as compared to $918 million for the nine months ended June 30, 2023 as a result of strong operating performance, the favorable impacts of the Licensing Extension of $67 million and the Digital License Renewal of $7 million, savings from the 2023 Restructuring Plan and savings from the Strategic Restructuring Plan, partially offset by the reinvestment of these savings in the Company’s business including $18 million of incremental investment in technology for the nine months ended June 30, 2024, and the unfavorable impact of the CRB Rate Benefit of $2 million. Expressed as a percentage of total revenue, Adjusted OIBDA margin increased to 23% for the nine months ended June 30, 2024 from 21% for the nine months ended June 30, 2023, mainly due to the impact from the Licensing Extension and Digital License Renewal.

Non-cash stock-based compensation and other related costs
Our non-cash stock-based compensation and other related costs decreased by $9 million to $35 million for the nine months ended June 30, 2024 from $44 million for the nine months ended June 30, 2023, primarily related to the separation agreement with our previous Chief Executive Officer in the prior year.
Net gain on divestitures
Net gain on divestitures decreased during the nine months ended June 30, 2024, to a pre-tax gain of $32 million in connection with the divestiture of certain sound recording and publishing rights, including a divestiture of certain non-core O&O Media Properties in the current quarter. This compares to a pre-tax gain of $41 million in the nine months ended June 30, 2023.
Executive transition costs
Executive transition costs were $4 million in the nine months ended June 30, 2023, which consisted of severance costs associated with the departure of our previous Chief Executive Officer and Chief Financial Officer in the prior year.
Transformation initiatives and other related costs
Our transformation initiatives and other related costs increased by $17 million to $56 million for the nine months ended June 30, 2024 from $39 million for the nine months ended June 30, 2023 due to an increase in costs associated with our finance transformation and other related costs.
Restructuring and Impairments
Our restructuring and impairment charges increased by $55 million to $96 million for the nine months ended June 30, 2024 from $41 million for the nine months ended June 30, 2023. The current year includes severance costs of approximately $46 million, and approximately $50 million of non-cash impairment losses primarily related to the Strategic Restructuring Plan. The nine months ended June 30, 2023 include $41 million of restructuring charges related to the 2023 Restructuring Plan.
Depreciation expense
Our depreciation expense increased by $12 million to $77 million for the nine months ended June 30, 2024 from $65 million for the nine months ended June 30, 2023. This increase is primarily due to an increase in IT assets being placed into service.
Amortization expense
Our amortization expense decreased by $21 million, or 11%, to $167 million for the nine months ended June 30, 2024 from $188 million for the nine months ended June 30, 2023. The decrease is primarily due to certain intangible assets becoming fully amortized.
Operating income
Our operating income increased by $102 million to $680 million for the nine months ended June 30, 2024 from $578 million for the nine months ended June 30, 2023. The increase in operating income was due to the factors that led to the increase in Adjusted OIBDA, partially offset by higher restructuring and impairment charges, an increase in depreciation and a decrease in net gain on divestitures as noted above.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for the nine months ended June 30, 2024. For the nine months ended June 30, 2023, we recorded a loss on extinguishment of debt of approximately $4 million, which represents the remaining unamortized discount and deferred financing costs in connection with the redemption of Senior Term Loan Facility Tranche H loans.
Interest expense, net
Our interest expense, net, increased to $121 million for the nine months ended June 30, 2024 from $105 million for the nine months ended June 30, 2023 due to the maturity of the interest rate swaps and higher interest rates on variable rate debt.

Other expense
Other expense for the nine months ended June 30, 2024 primarily includes foreign currency losses on our Euro-denominated debt of $11 million, currency exchange losses on our intercompany loans of $7 million, partially offset by income earned on equity method investments of $7 million. This compares to foreign currency losses on our Euro-denominated debt of $86 million, partially offset by currency exchange gains on the Company’s intercompany loans of $14 million for the nine months ended June 30, 2023.
Income tax expense
Our income tax expense increased by $8 million to $120 million for the nine months ended June 30, 2024 from $112 million for the nine months ended June 30, 2023. The increase of $8 million in income tax expense is primarily due to the impact of higher pre-tax income in the current year and higher portion of the pre-tax income earned outside of the United States and taxed at rates higher than in the United States, partially offset by the impact from the winding down of the Company’s O&O Media Properties and updated allowable costs for reported foreign derived intangible income.
Net income
Net income increased by $145 million to $430 million for the nine months ended June 30, 2024 from $285 million for the nine months ended June 30, 2023 as a result of the factors described above.
Noncontrolling interest
Income attributable to noncontrolling interest increased by $29 million to $36 million for the nine months ended June 30, 2024 from $7 million for the nine months ended June 30, 2023, largely driven by higher income from non-wholly-owned subsidiaries in the current year, primarily due to the impact of the Licensing Extension.
Business Segment Results
Revenues, operating income (loss) and Adjusted OIBDA by business segment were as follows (in millions):

	For the Nine Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Recorded Music
Revenues	$3,885	$3,664	$221	6%
Operating income	739	641	98	15%
Adjusted OIBDA	965	812	153	19%
Music Publishing
Revenues	$915	$790	$125	16%
Operating income	185	151	34	23%
Adjusted OIBDA	247	222	25	11%
Corporate expenses and eliminations
Revenue eliminations	$(4)	$(3)	$(1)	33%
Operating loss	(244)	(214)	(30)	14%
Adjusted OIBDA loss	(133)	(116)	(17)	15%
Total
Revenues	$4,796	$4,451	$345	8%
Operating income	680	578	102	18%
Adjusted OIBDA	1,079	918	161	18%
Recorded Music
Revenues
Recorded Music revenue increased by $221 million, or 6%, to $3,885 million for the nine months ended June 30, 2024 from $3,664 million for the nine months ended June 30, 2023. U.S. Recorded Music revenues were $1,652 million and $1,618 million, or 43% and 44% of consolidated Recorded Music revenues, for the nine months ended June 30, 2024 and June 30, 2023, respectively. International Recorded Music revenues were $2,233 million and $2,046 million, or 57% and 56% of consolidated Recorded Music revenues, for the nine months ended June 30, 2024 and June 30, 2023, respectively.

The overall increase in Recorded Music revenue was driven by increases in digital, licensing and physical revenues, partially offset by lower artist services and expanded-rights revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$1,050	$969	$81	8%
Product costs	874	876	(2)	—%
Total cost of revenues	$1,924	$1,845	$79	4%
Recorded Music cost of revenues increased by $79 million, or 4%, to $1,924 million for the nine months ended June 30, 2024 from $1,845 million for the nine months ended June 30, 2023. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs increased to 27% for the nine months ended June 30, 2024, from 26% for the nine months ended June 30, 2023. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs decreased to 22% for the nine months ended June 30, 2024 from 24% for the nine months ended June 30, 2023, primarily due to the impact of the Licensing Extension, partially offset by the unfavorable impact of foreign currency exchange rates.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$479	$434	$45	10%
Selling and marketing expense	500	533	(33)	-6%
Distribution expense	75	90	(15)	-17%
Total selling, general and administrative expense	$1,054	$1,057	$(3)	—%
______________________________________
(1)Includes depreciation expense of $39 million for each of the nine months ended June 30, 2024 and June 30, 2023.
Recorded Music selling, general and administrative expense decreased by $3 million, to $1,054 million for the nine months ended June 30, 2024 from $1,057 million for the nine months ended June 30, 2023. The decrease in general and administrative expense was primarily due to incremental investment in technology, unfavorable movements in foreign currency exchange rates of $9 million, the impact of acquisitions, and higher non-cash stock-based compensation and other related expenses of $8 million, partially offset by savings from the 2023 Restructuring Plan and the Strategic Restructuring Plan. The decrease in selling and marketing expense was primarily due to lower variable marketing spend and savings from the 2023 Restructuring Plan. The decrease in distribution expense was primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 27% for the nine months ended June 30, 2024 from 29% for the nine months ended June 30, 2023.
Operating Income and Adjusted OIBDA
Recorded Music operating income increased by $98 million to $739 million for the nine months ended June 30, 2024 from $641 million for the nine months ended June 30, 2023 due to the factors that led to the increase in Recorded Music Adjusted OIBDA noted below, as well as lower amortization expense of $25 million, partially offset by a $24 million year-over-year decrease in net gain on divestitures, $89 million of restructuring and non-cash impairment charges primarily related to the Strategic Restructuring Plan compared to $41 million of restructuring charges in the prior year, and higher non-cash stock-based compensation expense and other related costs of $8 million.
Recorded Music Adjusted OIBDA increased by $153 million, to $965 million for the nine months ended June 30, 2024 from $812 million for the nine months ended June 30, 2023, primarily driven by strong operating performance, $67 million from the Licensing Extension, $7 million year-over-year increase from the Digital License Renewal, increased savings from the 2023 Restructuring Plan and savings from the Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business, partially offset by the unfavorable impact of exchange rates. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin increased to 25% for the nine months ended June 30, 2024 from 22% for the nine months ended June 30, 2023, mainly due to the impact from the Licensing Extension and Digital License Renewal.
Music Publishing
Revenues
Music Publishing revenues increased by $125 million, or 16%, to $915 million for the nine months ended June 30, 2024 from $790 million for the nine months ended June 30, 2023. U.S. Music Publishing revenues were $503 million and $415 million, or 55% and 53% of consolidated Music Publishing revenues, for the nine months ended June 30, 2024 and June 30, 2023, respectively. International Music Publishing revenues were $412 million and $375 million, or 45% and 47% of consolidated Music Publishing revenues, for the nine months ended June 30, 2024 and June 30, 2023, respectively.
The overall increase in Music Publishing revenue was driven by growth across digital, performance and synchronization revenues, partially offset by lower mechanical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$582	$491	$91	19%
Total cost of revenues	$582	$491	$91	19%
Music Publishing cost of revenues increased by $91 million, or 19%, to $582 million for the nine months ended June 30, 2024 from $491 million for the nine months ended June 30, 2023, which includes the unfavorable impact of foreign currency exchange rates of $2 million. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 64% for the nine months ended June 30, 2024 from 62% for the nine months ended June 30, 2023.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$90	$79	$11	14%
Selling and marketing expense	1	2	(1)	-50%
Total selling, general and administrative expense	$91	$81	$10	12%
______________________________________
(1)Includes depreciation expense of $2 million for each of the nine months ended June 30, 2024 and June 30, 2023.
Music Publishing selling, general and administrative expense increased to $91 million for the nine months ended June 30, 2024 from $81 million for the nine months ended June 30, 2023. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained constant at 10% for each of the nine months ended June 30, 2024 and June 30, 2023.
Operating Income and Adjusted OIBDA
Music Publishing operating income increased by $34 million to $185 million for the nine months ended June 30, 2024 from $151 million operating income for the nine months ended June 30, 2023 largely due to the factors that led to the increase in Music Publishing Adjusted OIBDA noted below, as well as a $14 million net gain on a divestiture recognized in the current year.
Music Publishing Adjusted OIBDA increased by $25 million, or 11%, to $247 million for the nine months ended June 30, 2024 from $222 million for the nine months ended June 30, 2023. Expressed as a percentage of Music Publishing revenue, Music

Publishing Adjusted OIBDA margin decreased to 27% for the nine months ended June 30, 2024 from 28% for the nine months ended June 30, 2023, primarily driven by revenue mix.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $30 million to $244 million for the nine months ended June 30, 2024 from $214 million for the nine months ended June 30, 2023, primarily due to higher expenses related to transformation initiatives and related costs of $17 million, higher depreciation expense of $12 million, restructuring and impairment charges associated with the Strategic Restructuring Plan of $7 million and incremental investment in technology of $6 million, partially offset by lower non-cash stock-based compensation and other related expenses of $18 million.
Our Adjusted OIBDA loss from corporate expenses and eliminations increased by $17 million to $133 million for the nine months ended June 30, 2024 from $116 million for the nine months ended June 30, 2023 primarily due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at June 30, 2024
At June 30, 2024, we had $3.978 billion of debt (which is net of $35 million of premiums, discounts and deferred financing costs), $607 million of cash and equivalents (net debt of $3.371 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $483 million of Warner Music Group Corp. equity. This compares to $3.964 billion of debt (which is net of $38 million of premiums, discounts and deferred financing costs), $641 million of cash and equivalents (net debt of $3.323 billion) and $307 million of Warner Music Group Corp. equity at September 30, 2023.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the nine months ended June 30, 2024 and June 30, 2023 are unaudited and have been derived from our condensed consolidated interim financial statements included elsewhere herein.

	Nine Months Ended June 30,
	2024	2023
Cash provided by (used in):
Operating activities	$450	$349
Investing activities	(201)	(104)
Financing activities	(280)	(233)
Operating Activities
Cash provided by operating activities was $450 million for the nine months ended June 30, 2024 as compared with cash provided by operating activities of $349 million for the nine months ended June 30, 2023. The $101 million increase in cash provided by operating activities was largely a result of strong operating performance and other movements within working capital.
Investing Activities
Cash used in investing activities was $201 million for the nine months ended June 30, 2024 as compared with cash used in investing activities of $104 million for the nine months ended June 30, 2023. The $201 million of cash used in investing activities in the nine months ended June 30, 2024 consisted of $26 million relating to investments and acquisitions of businesses, $123 million to acquire music-related assets and $83 million relating to capital expenditures, partially offset by $19 million of proceeds from divestitures and $12 million of proceeds from the sale of investments. The $104 million of cash used in investing activities in the nine months ended June 30, 2023 consisted of $26 million relating to investments and acquisitions of businesses, $53 million to acquire music-related assets, and $89 million relating to capital expenditures, partially offset by $42 million of proceeds from divestitures and $22 million of proceeds from the sale of investments.
Financing Activities
Cash used in financing activities was $280 million for the nine months ended June 30, 2024 as compared with cash used in financing activities of $233 million for the nine months ended June 30, 2023. The $280 million of cash used in financing activities for the nine months ended June 30, 2024 consisted of dividends paid of $267 million, distributions to noncontrolling interest holders of $6 million, taxes paid related to net share settlement of restricted stock units and common stock of $5 million and deferred financing costs paid of $2 million. The $233 million of cash used in financing activities for the nine months ended June 30, 2023 consisted of cash paid to settle deferred consideration related to a fiscal year 2022 acquisition of music publishing rights and music catalogs of $133 million, dividends paid of $251 million, deferred financing costs of $3 million and distributions to noncontrolling interest holders of $11 million, partially offset by proceeds from the incremental Senior Term Loan Facility of $146 million and proceeds from the Term Loan Mortgage of $19 million.
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

Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BB+ in July 2021 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba2 in April 2023 with a positive outlook updated in April 2024. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.5% as of June 30, 2024. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.

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
Existing Debt as of June 30, 2024
As of June 30, 2024, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2031	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	348
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	477
3.000% Senior Secured Notes due 2031	800
Mortgage Term Loan due 2033	18
Total long-term debt, including the current portion	$4,013
Issuance premium less unamortized discount and unamortized deferred financing costs	(35)
Total long-term debt, including the current portion, net	$3,978
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility available at June 30, 2024, less letters of credit outstanding of approximately $2 million at June 30, 2024. There were no loans outstanding under the Revolving Credit Facility at June 30, 2024.
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
On May 13, 2024, the Company’s board of directors declared a cash dividend of $0.17 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on June 3, 2024. The Company paid an aggregate of approximately $89 million and $267 million, or $0.17 and $0.51 per share, in cash dividends to stockholders and participating security holders for the three and nine months ended June 30, 2024, respectively.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of June 30, 2024.

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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended June 30, 2024, for the twelve months ended June 30, 2023 and for the three months ended June 30, 2024 and June 30, 2023. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended June 30, 2024. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Net Income	$584	$435	$141	$124
Income tax expense	178	149	30	43
Interest expense, net	157	136	40	38
Depreciation and amortization	323	335	80	86
Loss on extinguishment of debt (a)	—	4	—	4
Net gains on divestitures and sale of securities (b)	(42)	(42)	(1)	—
Restructuring costs (c)	61	60	2	1
Net foreign exchange losses (gains) (d)	(17)	13	(2)	(12)
Transaction costs (e)	8	—	2	—
Business optimization expenses (f)	98	55	27	15
Non-cash stock-based compensation expense (g)	35	46	10	7
Other non-cash charges (h)	56	12	1	(5)
Pro forma impact of cost savings initiatives and specified transactions (i)	113	57	22	10
Adjusted EBITDA	$1,554	$1,260	$352	$311
Senior Secured Indebtedness (j)	$3,739
Leverage Ratio (k)	2.41x
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
(f)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $18 million and $70 million related to our finance transformation and other transformation related costs for the three and twelve months ended June 30, 2024, respectively, as well as $13 million and $50 million for the three and twelve months ended June 30, 2023, respectively.
(g)Reflects non-cash stock-based compensation expense related to the Omnibus Incentive Plan and the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(h)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market adjustment of equity investments, investment losses (gains) and $50 million of non-cash impairment losses resulting from the Strategic Restructuring Plan in the current year.
(i)Reflects expected savings resulting from transformation initiatives, including the Strategic Restructuring Plan and the March 2023 Restructuring Plan, and the pro forma impact of certain specified transactions for the three and twelve months ended June 30, 2024. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $49 million increase in the twelve months ended June 30, 2024 Adjusted EBITDA.
(j)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $3.978 billion less cash of $250 million.
(k)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of June 30, 2024 not exceeding $250 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $140 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $140 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
Summary
Management believes that funds generated from our operations and borrowings under the Revolving Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and the Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital formats in the recorded music and music publishing industries. It could also be affected by the severity and duration of geopolitical conflicts or natural or man-made disasters, including pandemics. We and our affiliates continue to evaluate opportunities to, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire Acquisition Corp.’s outstanding debt or debt securities or repurchase our outstanding equity securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, we may seek to refinance the Senior Credit Facilities or our outstanding debt or debt securities with existing cash and/or with funds provided from additional borrowings.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2023, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2024, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2023.
Foreign Currency Risk
Within our global business operations, we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of June 30, 2024, the Company had outstanding foreign currency forward exchange contracts for the sale of $175 million and the purchase of $108 million of foreign currencies at fixed rates. Subsequent to June 30, 2024, certain of our foreign exchange contracts expired and were not replaced.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2024, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $7 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are used to manage foreign currency exchange rate risk, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $4.013 billion of principal debt outstanding at June 30, 2024, of which $1.313 billion was variable-rate debt and $2.700 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At June 30, 2024, 67% of the Company’s debt was at a fixed rate. In addition, as of June 30, 2024, we have the option under our floating rate loans under the Senior Term Loan Facility to select a one, three or six month Term SOFR.
Based on the level of interest rates prevailing at June 30, 2024, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.715 billion. Further, as of June 30, 2024, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $32 million or increase the fair value of the fixed-rate debt by approximately $32 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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

Changes in Internal Control over Financial Reporting

     There have been no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Departure of Named Executive Officer
Max Lousada, Chief Executive Officer, Recorded Music, will be stepping down from his role on September 30, 2024 and will stay on to provide transition and advisory services through January 31, 2025. His departure will be treated in accordance with the terms and conditions of his January 12, 2023 service agreement with Warner Music International Services Limited as if it had occurred pursuant to clause 2.4 thereof. His bonuses earned for the Company’s 2024 and 2025 fiscal years will be based on Recorded
Music performance measures for such fiscal years as established and determined by the Company’s Compensation Committee. The Company is in the process of realigning reporting responsibilities for the Company’s Recorded Music division and does not currently intend to replace Mr. Lousada.

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
August 7, 2024

WARNER MUSIC GROUP CORP.

By:	/s/ ROBERT KYNCL
Name: Title:	Robert Kyncl Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN CASTELLANI
Name: Title:	Bryan Castellani Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)