Form 10-K
period 2024-09-30
Warner Music Group Corp.
filed 2024-11-21
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b) . ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.6 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. Shares of the registrant’s common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of November 15, 2024, there were 142,614,118 shares of Class A Common Stock and 375,380,313 shares of Class B Common Stock of the registrant outstanding. The registrant has filed all Exchange Act reports for the preceding 12 months.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 30, 2024.

WARNER MUSIC GROUP CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

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
•risks related to the effects of climate change and natural or man-made disasters;
•the diversity and quality of our recording artists, songwriters and releases;
•trends, developments or other events in the United States and in some foreign countries in which we operate;
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
•risks associated with the development and use of artificial intelligence;
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
•our and our service providers’ ability to maintain the security of information relating to our customers, employees and vendors and our music;
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
•the ability to compete in the highly competitive markets in which we operate;
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
Following the completion of the IPO, Access and its affiliates continue to hold all of the Class B common stock of the Company, par value $0.001 per share (“Class B Common Stock”), representing approximately 98% of the total combined voting power of the Company’s outstanding common stock and approximately 72% of the economic interest. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ. See Item 1A. Risk Factors — Risks Related to Our Controlling Stockholder.
Our Company
We are one of the world’s leading music entertainment companies. Our renowned family of iconic record labels, including Atlantic Records, Warner Records, Elektra Records and Parlophone Records, is home to many of the world’s most popular and influential recording artists. In addition, Warner Chappell Music, our global music publishing business, boasts an extraordinary catalog that includes timeless standards and contemporary hits, representing works by over 180,000 songwriters and composers, with a global collection of more than one and a half million musical compositions. Our entrepreneurial spirit and passion for music has driven our recording artist and songwriter focused innovation for decades.
Our Recorded Music business, home to superstar recording artists such as Ed Sheeran, Bruno Mars, Cardi B and Dua Lipa, generated $5.223 billion of revenue in fiscal 2024, representing 81% of total revenues. Our Music Publishing business, which includes esteemed songwriters such as Twenty One Pilots, Lizzo and Katy Perry, generated $1,210 million of revenue in fiscal 2024, representing 19% of total revenues. We benefit from the scale of our global platform and our local focus.
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
The purchase of Parlophone Label Group (“PLG”) in 2013 strengthened the Company’s presence in core European territories, with recording artists as diverse as Coldplay, David Bowie, David Guetta and Iron Maiden. That acquisition was followed by other investments that further strengthened the Company’s footprint in established and emerging markets. Other milestones include the Company’s acquisitions of direct-to-audience businesses such as entertainment specialty e-tailer EMP Merchandising and live music application Songkick.
Industry Overview
The music entertainment industry is large, global and vibrant. The recorded music and music publishing industries are growing, driven by consumer and demographic trends in the digital consumption of music.
Consumer Trends and Demographics
Consumers today engage with music in more ways than ever. According to the International Federation of the Phonographic Industry (“IFPI”) Engaging with Music 2023 report, global consumers spent 20.7 hours listening to music each week in 2023. Demographic trends and digital music penetration have been key factors in driving growth in music consumption. Younger consumers typically are early adopters of new technologies, including music-enabled devices. According to IFPI’s Engaging with Music 2023 report, in 2023, the rapid emergence of short-form video, livestreaming and in-game experiences drove new opportunities in music. Of the time people spent using short-form video apps, 82% involved music-dependent videos. In addition, 36% of the surveyed population had watched a music livestream such as a concert in the last month. According to IFPI’s Engaging with Music 2023 Report, there is already good awareness of Artificial Intelligence (“AI”) among music fans, with many using it and interested in its capabilities. In addition, 79% of music fans feel human creativity remains essential to the creation of music and 74% agree that AI should not be used to clone or impersonate artists without authorization. Additionally, according to IFPI, growth continued in the physical market. Revenues increased by 13.4% to $5.1 billion, driven by the continued resurgence of interest in vinyl. Revenue from

Vinyl grew to 17.8% in 2023 driven by its strongest performance in Asia with that region accounting for almost half the global revenues for physical, according to IFPI.
Members of older demographic groups are also increasing their music engagement. According to an IFPI survey, users of paid accounts as a percentage of all streaming service users rose from 46% to 48% of those surveyed between 2022 and 2023, with growth seen across all demographics.
Music permeates our culture across age groups, as evidenced by the footprint that music has across social media. According to Statista, as of August 2023, 5 out of the top 10 most followed accounts on X (formerly Twitter) belong to musicians, and according to YouTube, the majority of videos that have achieved more than one billion lifetime views as well as 4 out of the top 10 most watched videos of all time, belong to musicians. According to Luminate (formerly MRC Data/Billboard), 42% of social media users discover music via social media sites/apps. Furthermore, Gen Z Music listeners are 71% more likely to discover new music via short video clip sites.

The music industry as a whole is currently undergoing a transformation driven by Gen Z. According to Luminate, Gen Z is investing more time and money on music when compared to the average music listener. They spend 25% more hours and spend 9% more money on music annually compared to the average music listener. According to Luminate’s 2024 Midyear Report, the second quarter of 2024 marked the first time Gen Z ($80 million) surpassed Millennials ($63 million) in reported total monthly live music spend. One in four Gen Z listeners who are not currently paying for a streaming service intend to begin paying for one in the next 6 months.
Recorded Music
The recorded music industry generated $28.6 billion in global revenue in 2023, according to IFPI, which represents a year-over-year increase of 10%, marking the ninth consecutive year of growth. According to IFPI, global recorded music revenue has grown at a CAGR of 11% since 2019.
IFPI measures the recorded music industry on a global scale based on five revenue categories: streaming, downloads and other digital (excluding streaming), physical, synchronization and performance rights. Streaming is the largest of these categories, generating $19.3 billion of revenue in 2023, representing 67% of global recorded music revenue. Within streaming, subscription audio streams generated approximately 73% of revenue, or $14.0 billion, with the remainder of streaming revenue coming from ad-supported audio streams and video streams, which generated 27% of revenue, or $5.3 billion. Overall, streaming grew by 10.3% in 2023 as compared to 2022. Physical represented approximately 17.8% of global recorded music revenue in 2023, with growth in vinyl sales. Performance rights revenue represents the use of recorded music by broadcasters and public venues, and represented approximately 9.4% of global recorded music revenue in 2023. Downloads and other digital revenue represented approximately 3.1% of global recorded music revenue in 2023. Synchronization revenue is generated from the use of recorded music in advertising, film, video games and television content, and represented 2.1% of global recorded music revenue in 2023.

Global Recorded Music Industry Revenues 2019 to 2023 ($ in billions)
CAGR 11%
$10.7
$1.4
$3.9
$2.4
$0.4
$12.7
$1.2
$3.7
$2.2
$0.4
$15.7
$1.1
$4.3
$2.3
$0.5
$17.5
$0.9
$4.5
$2.5
$0.6
$19.3
$0.9
$5.1
$2.7
$0.6
2019
2020
2021
2022
2023
Streaming
Downloads & other digital
Physical
Performance rights
Synchronisation

Source: IFPI
From a geographical standpoint, the largest markets for recorded music in 2023 were the United States, Japan, the United Kingdom, Germany, China, France, South Korea, Canada, Brazil and Australia. The graphic below sets out the top ten markets and their respective revenue growth for 2023.
Source: IFPI
We believe the following secular trends will continue to drive growth in the recorded music industry:
Streaming Still in Early Stages of Global Adoption and Penetration
According to IFPI, global paid music streaming subscribers totaled 667 million at the end of 2023. While this represents an increase of 13% from 589 million in 2022, it still represents less than 13% of the 4.6 billion smartphone users globally in 2023. It also represents a small fraction of the user base for large, globally scaled digital services such as Facebook, which reported 3.3 billion daily active users as of June 2024, and YouTube, which reported over 2.7 billion monthly users as of October 2024. Additionally, Instagram reported 2.0 billion monthly users as of October 2024, while TikTok reported 1.5 billion monthly users as of October 2024. Total (audio and video) streaming reached 666 billion streams in the United States in 2024, up 8% from 2023 according to Luminate.
The potential of global paid streaming subscriber growth is demonstrated by the penetration rates in early adopter markets. Approximately 63% of the population in Sweden, where Spotify was founded, was estimated to be paid music subscribers in 2024, according to Goldman Sachs. This compares to approximately 48%, 39% and 32% for established markets such as the United States, United Kingdom and Germany, respectively. There also remains substantial opportunity in emerging markets, such as Brazil and India, where paid streaming penetration is low compared to developed markets. According to Goldman Sachs, paid streaming penetration for Brazil and India in 2024 was 14% and 3%, respectively.
China, in particular, represents a substantial growth market for the recorded music industry. Digital music monetization models, including paid streaming and virtual gifting (which refers to the purchase of a digital, non-durable, non-physical item (e.g., an emoji) that is delivered to another person often during a live karaoke performance), created the foundation for the recorded music industry to overcome piracy and generate revenue in China. According to Goldman Sachs, paid streaming models are at an early stage in China, with an estimated 15% paid streaming penetration rate in 2023. Despite its substantial population, China was the world’s fifth-largest music market in 2023, having only broken into the top 10 in 2017.
Opportunities for Improved Streaming Pricing
In addition to paid subscriber growth, we believe that, over time, streaming revenues will increase due to pricing increases as the broader market further develops. For example, in 2024 Spotify increased prices in the United States for the individual, duo, family and student plans. YouTube increased prices of its individual and family plan tiers on both YouTube Premium and YouTube Music in Europe, the Middle East, Singapore, Thailand, and Indonesia in 2024. In 2023, Apple Music increased prices of its individual and family plans in the United States, and Amazon Music Unlimited increased the prices of both its individual and family subscription plans. We believe the value proposition that streaming provides to consumers supports premium product initiatives. Additionally, in 2023, Deezer increased prices for all new premium and family subscriptions in key territories including France, UK, Spain, Italy and the Netherlands.
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
Short-form music and music-based video content has grown rapidly, driven by the growth of global social video applications such as TikTok, Instagram Reels and YouTube Shorts which feature short videos often set to music. Over $1 billion of global revenues last year came from short-form video and social media, which includes TikTok, Instagram Reels, YouTube Shorts, and Snapchat Spotlight. According to Sensor Tower, Instagram was the most downloaded app globally and TikTok saw the highest consumer spend globally in the first quarter of 2024. Such applications have the potential for mass adoption, illustrating the opportunity for additional platforms of scale to be created to the benefit of the music entertainment industry. According to Luminate’s Midyear 2024 report, 76% of music listeners have watched short-form videos in the U.S.,while 22% of music listeners have posted to short-form platforms. These platforms enable incremental consumption of music appealing to varied, and often younger, audiences. From a recording artist’s perspective, these platforms have the potential to rewrite the path to stardom. For example, our recording artist, Fitz & the Tantrums, an American band, rose to international fame in 2018 as their song “HandClap” went viral in Asia on TikTok. Fitz & the Tantrums quickly topped the international music charts in South Korea and surpassed one billion streams in China. Short-form music and music-based video content have also become increasingly popular on social media platforms such as Facebook, Instagram and YouTube (through its recent introduction of “Shorts”), further illustrating the growing number of potential pathways through which recording artists may gain consumer exposure and grow connections with their fans.
Music Publishing
Music publishing involves the acquisition of rights to, and the licensing of, musical compositions (as opposed to sound recordings) from songwriters, composers or other rights holders. According to Music & Copyright, the music publishing industry generated $9 billion in global revenue in 2023, representing an approximate 10.9% increase from $8.1 billion in 2022 (following an increase in global music publishing revenues of 17.7% from 2021 to 2022).

Music publishing revenues are classified by Music & Copyright as coming from four main royalty sources: digital, mechanical, performance, and synchronization. In 2023, digital, which accounted for approximately 60% of global revenue, represented the largest component of industry revenues, while performance, which accounted for approximately 17%, represented the second-largest component of industry revenues. Synchronization accounted for approximately 16% of global revenue in 2023. Mechanical revenues from traditional physical music formats (e.g., vinyl, CDs, DVDs), accounted for approximately 5% of global revenue in 2023.
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
In 2022, the CRB commenced the process of determining the royalty rates and terms for the mechanical reproduction of musical compositions in the United States for 2023 through 2027 (the “Phonorecords IV Proceeding”). In advance of trial, the National Music Publishers’ Association, the Nashville Songwriters Associations International and the Digital Media Association announced a settlement regarding the U.S. mechanical streaming rates for 2023-2027. In December 2022, the CRB published final regulations adopting those headline rates, which escalate from 15.1% of total music revenue in 2023 to 15.2% in 2024 and then a half of a tenth of a percentage point increase in each of the remaining three years, peaking at 15.35% in 2027. Other significant components of the rate formulae for digital phonorecords, which serve as alternatives to the percent of revenue rates, also increased, including the per-subscriber minimums and the percentage of “Total Content Cost (TCC)” calculations referencing amounts that music service licensees pay to record labels. Also as part of the Phonorecords IV Proceeding, beginning on January 1, 2023, the mechanical royalty rates for physical phonorecords and permanent downloads increased to $0.12 per copy or $0.0231 per minute of playing time or fraction thereof, and include inflation-based adjustments for subsequent years of the rate period.
European Union Copyright Directive. In 2019, the European Union (“EU”) passed legislation which will rein in safe harbors from liability for copyright infringement and rebalance the online marketplace to ensure that rightsholders and recording artists are remunerated fairly when their music is shared online by user-uploaded content services such as YouTube.
Our Competitive Strengths
Well-Positioned to Benefit from Growth in the Global Music Market Driven by Streaming. The music entertainment industry has undergone a transformation in the consumption and monetization of content towards streaming over the last five years. According to the IFPI, from 2019 through 2023, global recorded music revenue grew at a CAGR of 11%, with streaming revenue growing at a CAGR of 16% and increasing as a percentage of global recorded music revenue from 57% to 67% over the same period. By comparison, from fiscal year 2019 to fiscal year 2023, our recorded music streaming revenue grew at a CAGR of 11% and increased as a percentage of our total recorded music revenues from 55% to 65%. We believe our innovation-focused operating strategy with an emphasis on genres that over-index on streaming platforms (e.g., hip-hop and pop) has consistently allowed our digital revenue growth to keep pace with the market, highlighted by our becoming the first major music entertainment company to report that our streaming revenue was the largest source of recorded music revenue in 2016.
The growth of streaming services has not only improved the discoverability and personalization of music, but has also increased consumer willingness to pay for seamless convenience and access. We believe consumer adoption of paid streaming services still has significant potential for growth. For example, according to Goldman Sachs, in 2023, approximately 63% of internet users in Sweden, an early adopter market, were paid music subscribers. This illustrates the opportunity to drive long-term growth by increasing penetration of paid subscriptions throughout the world, including important markets such as the United States, Japan, Germany, the United Kingdom and France, where paid subscriber levels are lower. Our catalog and roster of recording artists and songwriters, including our strengths in hip-hop and pop music, position us to benefit as streaming continues to grow. We also believe our diversified catalog of evergreen music amassed over many decades will prove advantageous as demographics evolve from younger early adopters to a wider demographic mix and as digital music services target broader audiences.
Established Presence in Growing International Markets, Including China. We believe we will benefit from the growth in international markets due to our local A&R focus, as well as our local and global marketing and distribution infrastructure that includes a network of subsidiaries, affiliates, and non-affiliated licensees and sub-publishers in more than 70 countries. We are developing local talent to achieve regional, national and international success. We have expanded our global footprint over time by acquiring independent recorded music and music publishing businesses, catalogs and recording artist and songwriter rosters in China, Indonesia, Poland, and South Africa, among other markets. In addition, we have increased organic investment in heavily populated emerging markets by, for example, launching Warner Music Middle East, our recorded music affiliate covering multiple markets across the Middle East and North Africa (“MENA”) with a total population of approximately 501 million people, by acquiring Qanawat, one of the largest independent distributors in MENA, and by investing in Rotana, one of the leading independent labels in MENA. We have also strengthened our Warner Music Asia executive team with new appointments and promotions.
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
Differentiated Platform of Scale with Top Industry Position. With over $5.2 billion in annual recorded music revenues, over half of which are generated outside of the United States, we believe our platform is differentiated by the scale, reach and broad appeal of our music. Our collection of owned and controlled recordings and musical compositions, spanning a large variety of genres and geographies over many decades, cannot be replicated.
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
Strong Financial Profile with Continued Growth, Operating Leverage and Free Cash Flow Generation. For fiscal year 2022 through fiscal year 2024, we have grown as-reported revenues at a CAGR of 4% driven by secular tailwinds, organic reinvestment in A&R and strategic acquisitions. For our fiscal year 2024, our business generated net income and Adjusted EBITDA of $478 million and $1,619 million, respectively, implying an Adjusted EBITDA margin of approximately 25%. We believe our financial profile provides a strong foundation for our continued growth.
Experienced Leadership Team and Committed Strategic Investor. Our management team has successfully designed and implemented our business strategy, delivering strong financial results, releasing an increasing flow of new music and establishing a dynamic culture of innovation. At the same time, our management team has driven an increase in operating margins and cash flow through an improved revenue mix to higher-margin digital platforms and overhead cost management, while maintaining financial flexibility to both organically invest in the business and pursue strategic acquisitions to diversify our revenue mix. In 2023, we added key new members to our management team, including our CEO, Robert Kyncl, who joined us from YouTube where he served as Chief Business Officer, and our CFO, Bryan Castellani, who joined us from The Walt Disney Company, most recently serving as CFO for Disney Entertainment & ESPN, who together bring fresh perspectives from their tech and entertainment backgrounds to further enhance and evolve our business strategy. Our Recorded Music and Music Publishing businesses continue to be led by entrepreneurial and creative individuals with extensive experience in discovering and developing recording artists and songwriters and managing their creative output on a global scale. In addition, we have benefited, and expect to continue to benefit, from our acquisition by Access in July 2011, which has provided us with strategic direction, M&A and capital markets expertise and planning support to help us take full advantage of the ongoing transition in the music entertainment industry.
Expertise in Strategic Acquisitions and Investments That Expand Our Business. Since 2011 when Access became our controlling shareholder, we have completed a number of strategic acquisitions. The acquisition of PLG in 2013 significantly strengthened our worldwide roster, global footprint and executive talent, particularly in Europe, the acquisition of Spinnin’ Records in 2017 added one of the world’s leading independent electronic music companies, the acquisition of 300 Entertainment in 2022 strengthened and diversified our roster by adding a hip-hop focused label and our joint venture with 10K Projects in 2023 brought a new roster and next generation team into the fold. Also, in addition to our commercial arrangements with digital music services, we opportunistically invest in some of those services as well as other companies in our industry, including a minority equity stake in Deezer, a French digital music service in which Access owns a controlling equity interest. Acquiring and investing in businesses that are highly complementary to our existing portfolio further enables us to potentially derive incremental and new revenue streams from different business models in new markets.
Our Growth Strategies
Attract, Develop and Retain Established and Emerging Recording Artists and Songwriters. A critical component of our global strategy is to produce an increasing flow of new music by finding, developing and retaining recording artists and songwriters who achieve long-term success. Since 2011, our annual new releases have grown significantly and our catalog of musical compositions has increased to more than one and a half million. We expect to enhance the value of our assets by continuing to attract and develop new recording artists and songwriters with staying power and market potential. Our A&R teams seek to sign talented recording artists and songwriters who will generate meaningful revenues and increase the enduring value of our catalog. We have also made meaningful investments in technology to further expand our A&R capabilities in a rapidly changing music environment. In 2018, we acquired Sodatone, an advanced A&R tool that uses streaming, social and touring data to help track early predictors of success. When combined with the strength of our current ability to identify creative talent, we expect this to further enhance our ability to scout and sign breakthrough recording artists and songwriters. In addition, we anticipate that investment in, or commercial relationships with, technology companies will enable us to tailor our marketing efforts for established recording artists and songwriters by gaining valuable insight into consumer reactions to new releases. We regularly evaluate our recording artist and songwriter rosters to ensure that we remain focused on developing the most promising and profitable talent and are committed to maintaining financial discipline in the negotiation of our agreements with recording artists and songwriters.

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
Expand Global Presence with Investment in Local Music in Nascent Markets. We recognize that music is inherently local in nature, shaped by people and culture. IFPI considers the global recorded music market in seven distinct regions. Every region had healthy revenue growth in 2023 and five regions posted double-digit percentage gains. Sub-Saharan Africa remained the fastest growing area. One of our vital business functions is to help our recording artists and songwriters solve the complexities associated with a fragmented, global market of mixed musical tastes. We have found that investment in local music provides the best opportunity to understand these nuances, and we have made it a strategic priority to seek out investment opportunities in emerging markets. For example, we opened an office in the MENA region to prepare for the forecasted rise in smartphone penetration and projected uptake in digital music. These investments are made with the purpose of increasing our understanding of local market dynamics and popularizing our current roster of recording artists and songwriters around the world.
Embrace Commercial Innovation with New Digital Distributors and Partners. We believe the growth of digital formats will continue to create new and powerful ways to distribute, engage and monetize. We were the first major music company to strike landmark deals with important companies such as Apple, YouTube, Peloton, Twitch and Tencent Music Entertainment Group, as well as with pure-play music technology companies such as MixCloud, SoundCloud and Audiomack. We believe that the continued development of new digital channels for the consumption of music as well as evolving digital asset classes tied to our artists and songwriters present significant promise and opportunity for the music entertainment industry. We are also exploring the benefits of AI for our business. We are working with a network of partners, including both generative AI engines and distribution platforms to explore impactful ways to use AI to benefit us and our artists and songwriters, while ensuring proper protections and monetization. We continue to work with early stage technology companies that are helping us to build music’s future and have invested resources behind these partnerships to codify preferred partnerships. We intend to continue to extend our technological reach by executing deals with new partners and developing optimal business models that will enable us to monetize our music across various formats, platforms and devices. We also intend to continue to support and invest in emerging technologies, including artificial intelligence, artificial reality, virtual reality, high-resolution audio and other technologies to continue to build new revenue streams and position ourselves for long-term growth.
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
Recorded Music (81%, 82% and 84% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022, respectively)
Our Recorded Music business primarily consists of the discovery and development of recording artists and the related marketing, promotion, distribution, sale and licensing of music created by such recording artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing, distributing and selling music to marketing and promoting recording artists and their music.
In the United States, our Recorded Music business is conducted principally through our major record labels—Atlantic Records, which includes TenThousand Projects, and Warner Records. In October 2018, we launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels, and in December 2021, we acquired 300 Entertainment and subsequently launched 300 Elektra Entertainment, or 3EE, a frontline label group that brings together the multi-genre power of 300 Entertainment and Elektra Music Group. Our Recorded Music business also includes Rhino Entertainment, a division that specializes in marketing our recorded music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded

Music business through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’ Records, Warner Classics and Warner Music Nashville.
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

In connection with the digital distribution of our music, we currently partner with a broad range of digital music services, such as Amazon, Apple, Deezer, KKBox, Spotify, Tencent Music Entertainment Group and YouTube, and are actively seeking to develop and grow our digital business. We also sell traditional physical formats through both the online distribution arms of traditional retailers such as target.com and walmart.com and traditional online physical retailers such as amazon.com, bestbuy.com and barnesandnoble.com. Streaming services stream our music on an ad-supported or paid subscription basis. In addition, downloading services sell downloads of our music on a per-album or per-track basis. In digital formats, per-unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and license digital products, it is reasonable to expect that we will generally derive a higher contribution margin from streaming and downloads than from physical sales. We sell our physical recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music.
Most of our physical sales represent purchases by a wholesale distributor or retailer. Our sale and return policies are in accordance with wholesaler and retailer requirements, applicable laws and regulations, territory and customer-specific negotiations and industry practice. We attempt to minimize the return of unsold product by working with retailers to manage inventory and SKU counts as well as by monitoring shipments and sell-through data.
We enter into agreements with digital music services to make our music available for access in digital formats (e.g., streaming and downloads). We then provide digital assets for our music to these services in an accessible form. Our agreements with these services establish our fees for the distribution of our music, which vary based on the service. We typically receive accounting from these services on a monthly basis, detailing the distribution activity, with payments rendered on a monthly basis. Our agreements with digital music services generally last one to three years. In fiscal year 2024, Recorded Music revenue earned under our agreements with our top three digital music accounts, Spotify, YouTube and Apple, accounted for approximately 41% of our Recorded Music revenues.
Since the emergence of digital formats, our business has become less seasonal in nature and driven more by the timing of our releases.
Music Publishing (19%, 18% and 16% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022, respectively)
While Recorded Music is focused on marketing, promoting, distributing and licensing a particular recording of a musical composition, Music Publishing is an intellectual property business focused on generating revenue from uses of the musical composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business shares the revenues generated from use of the musical compositions with the songwriter or other rightsholders.
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles, and through various subsidiaries, affiliates, and non-affiliated licensees and sub-publishers. We own or control rights to more than one and a half million musical compositions, including numerous global pop hits, standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 180,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, electronic, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
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
•Television commercials
•Video games
•Merchandising, toys or novelty items
Other:
•Licensing of copyrights for use in printed sheet music
In the United States, mechanical royalties are collected directly by music publishers, from recorded music companies, via The Harry Fox Agency, a non-exclusive licensing agent affiliated with the Society of European Stage Authors and Composers (“SESAC”), or The Mechanical Licensing Collective (“The MLC”), while outside the United States, mechanical royalties are collected directly by music publishers or from collecting societies. Once mechanical royalties reach the publisher, percentages of those royalties are paid or credited to the writer or other rightsholder of the copyright in accordance with the underlying rights agreement. In 2024, U.S. mechanical royalties for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads are paid at a rate of 12.4 cents per song per unit or 2.38 cents per minute of playing time (whichever is greater). The current U.S. statutory mechanical royalty rates for physical goods and permanent downloads will be adjusted annually as of January 1 based on the Consumer Price Index. There are also rates set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. For 2024, the headline mechanical royalty rate for interactive streaming is 15.2% of revenue, increasing by annual increments to 15.35% in 2027. “Controlled composition” provisions contained in some recording contracts may apply to the rates mentioned above pursuant to which artist/songwriters license their rights to their record companies for as little as 75% of the statutory rates. In most other territories, mechanical royalties are based on a percentage of wholesale prices for physical formats and based on a percentage of consumer prices for digital formats. In international markets, these rates are typically determined by multi-year collective bargaining agreements and rate tribunals.

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
Global Reach and Local Expertise
As of September 30, 2024, we employed approximately 5,800 persons around the world. This means we can build local fan bases for international recording artists and songwriters, as well as supply the network to deliver worldwide fame. Our local strength fuels our global impact and vice versa. We employ a global priority system to provide as many recording artists as possible a genuine shot at success. Our approach combines a deep understanding of local cultures, with a close-knit, nimble team that is in constant communication around the world.
A Broad Universe of Opportunity
Albums, singles, videos and songs are still the primary drivers for our business. But as the demand for music has grown, music has been woven into the fabric of our daily lives in new and increasingly sophisticated ways. It is our job to help our recording artists and songwriters capitalize on this expanding universe.
In our Recorded Music business, beyond digital and physical revenue streams, we provide a wide array of artist services, including merchandise, e-commerce, VIP ticketing and fan clubs. In our Music Publishing business, we take an active role in expanding the consumption of music, through performance, digital, mechanical, synchronization and, the original music publishing revenue stream, sheet music. In 2022, we launched a creative services team that is tasked with finding innovative ways to revitalize catalogs and create new possibilities for our songwriters.
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
•Global superstars such as Ed Sheeran, Dua Lipa, Linkin Park, Coldplay, Twenty One Pilots, Cardi B, Bruno Mars, Michael Bublé, Lizzo, Kelly Clarkson, David Guetta, Kenny Chesney, Madonna, Neil Young, Red Hot Chili Peppers, Prince, Green Day, Cher, Pink Floyd, David Bowie, Fleetwood Mac, Aretha Franklin and The Smiths.
•Next-generation talent including Charli XCX, Benson Boone, Teddy Swims, Zach Bryan, Megan Thee Stallion, Jack Harlow, Lil Uzi Vert, Fred Again.., Artemas, Maria Becerra and CKay.
•International stars such as Burna Boy, Aya Nakamura, King, Robin Schulz, TWICE, Ninho, Capo Plaza, Diljit Dosanjh, Udo Lindenberg and Laura Pausini.
Our Music Publishing business includes musical compositions by:
•Superstars such as Anderson Paak, Belly, Bruno Mars, Cardi B, Chris Stapleton, Damon Albarn, Dan + Shay, Dave Mustaine, Deftones, Dua Lipa, Green Day, Imagine Dragons, Kacey Musgraves, Katy Perry, Lil Uzi Vert, Lil Wayne, Lizzo, Madonna, Pablo Alborán, Radiohead, Tayla Parx, Teddy Swims, Tom Petty, Tones and I, and William Corgan.
•International talent such as Aya Nakamura, Angèle, Bausa, Danna Paola, Jack & Coke, Joaquin Sabina, Jonathan Lee, Manuel Medrano, Marco Borreo, Melendi, MZMC, Raye, Shy’m, Stromae, and Tove Lo.
•Songwriting icons like Amy Allen, Brody Brown, busbee, Cole Porter, David Bowie, Eric Clapton, Gamble & Huff, George & Ira Gershwin, George Michael, Grateful Dead, Justin Tranter, Led Zeppelin, Lin Manuel Miranda, Liz Rose, Marco Antonio Solís, Mick Jones, Quincy Jones, Stephen Sondheim and Zach Bryan .

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
The recorded music industry is highly competitive based on consumer preferences and is rapidly changing. At its core, the recorded music business relies on artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new recording artists whose work gains commercial acceptance. According to Music & Copyright, in 2023, the three largest recorded music companies were Universal Music Group, Sony Music Entertainment and us, which collectively accounted for approximately 70% of global recorded music revenues. There are many mid-sized and smaller players in the industry that accounted for the remaining approximately 30%, including independent recorded music companies. Universal Music Group was the market leader with an approximately 32% global market share in 2023 after absorbing the bulk of the recorded music assets of the former EMI in late 2012, followed by Sony Music Entertainment with an approximately 22% share. We held an approximately 16% share of global recorded music revenues in 2023.
The music publishing industry is also highly competitive. Global music publishing revenue topped the $9 billion milestone for the first time in 2023. The three largest music publishing companies collectively accounted for approximately 60% of the global market in 2023 according to Music & Copyright. According to Music & Copyright, Sony Music Publishing was the market leader in music publishing in 2023 with an approximately 25% share (reflecting its ownership of the EMI music publishing assets). Universal Music Publishing was the second-largest music publisher with an approximately 23% share, followed by us at approximately 12%. There are many mid-sized and smaller players in the industry that account for the remaining approximately 40%, including many individual songwriters who publish their own works.
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
Human Capital
As of September 30, 2024, we employed approximately 5,800 persons worldwide, including temporary and part-time employees as well as employees that were added through acquisitions. As of such date, none of our employees in the United States were subject to a collective bargaining agreement, although certain employees in our non-domestic companies were covered by national labor agreements. We believe that our relationship with our employees is good.
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
Streaming revenue is important because it has offset declines in downloads and physical sales and now represents the substantial majority of our business, which continues to grow. According to IFPI, streaming revenue, which includes revenue from ad-supported and subscription services, accounted for approximately 96% of digital revenue in 2023. There can be no assurance that this growth pattern will persist or that digital revenue will continue to grow at a rate sufficient to offset and exceed declines in downloads and physical sales. If growth in streaming revenue levels off or fails to grow as quickly as it has over the past several years, our business may experience reduced levels of revenue and operating income.

We are substantially dependent on a limited number of digital music services for the online distribution and marketing of our music, and they are able to significantly influence the pricing structure for online music stores and may not correctly calculate royalties under license agreements.
We derive an increasing portion of our revenue from the licensing of music through digital distribution channels. We are currently dependent on a small number of leading digital music services. In fiscal year 2024, revenue earned under our license agreements with our top three digital music accounts, Spotify, Google/YouTube and Apple, accounted for approximately 41% of our total revenue. We have limited ability to increase our wholesale prices to digital music services as a small number of digital music services control much of the legitimate digital music business. If these services were to adopt a lower pricing model or if there were structural changes to other pricing models, we could receive substantially less for our music, which could cause a material reduction in our revenue, unless offset by a corresponding increase in the number of subscribers or transactions. We currently enter into short-term license agreements with many digital music services and provide our music on an at-will basis to others. There can be no assurance that we will be able to renew or enter into new license agreements with any digital music service. The terms of these license agreements, including the royalties that we receive pursuant to them, may change as a result of changes in our bargaining power, changes in the industry, changes in the law or for other reasons. Decreases in royalty rates, detrimental changes to other material terms of these license agreements, or the inability to come to terms with services leading to removal of our music, may materially impact our business, operating results and financial condition. Digital music services generally accept and make available all of the music that we deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music entertainment companies like us, our revenue could be significantly reduced. See “Business—Recorded Music—Sales and Digital Distribution.”
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
Our business operations in the United States and in some foreign countries subject us to trends, developments or other events which may affect us adversely.
We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country’s own language and culture has increased in recent years. Our mix of national and international recording artists and songwriters is designed to provide a significant degree of diversification. However, our music does not necessarily enjoy universal appeal and if it does not continue to appeal in various countries, our results of operations could be adversely impacted. As a result, our results can be affected not only by general industry trends, but also by trends, developments or other events in the United States and in other countries, including:
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
•imposition of a global minimum tax rate, including by the Organization of Economic Co-operation and Development;
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
There can be no assurance that in the future country-specific trends, developments or other events, either in the United States or elsewhere, including following the 2024 United States federal elections, will not have a significant adverse effect on our business, results of operations or financial condition. Unfavorable conditions can depress revenues in any given market and prompt promotional or other actions that adversely affect our margins.
On February 24, 2022, the geopolitical situation in Eastern Europe intensified with Russia's invasion of Ukraine, and the sanctions and other measures imposed in response to this conflict have increased global economic and political uncertainty. We own Recorded Music and Music Publishing businesses within Russia and, on March 10, 2022, the Company announced a suspension of these operations which, along with the ongoing sanctions, limits our activities there. In addition, on October 7, 2023, Hamas led attacks against Israel. In response to the attacks, Israel formally declared war on Hamas and the armed conflict in Israel and Gaza is ongoing with additional conflicts throughout the Middle East. While our operations in Russia and Israel do not constitute a material portion of our business, a prolonged continuation, significant escalation or expansion of these conflicts’ current scope, increased or sustained economic disruption, sanctions or countersanctions, further devaluation of local currencies or increased cyber-related disruptions affecting these countries or adjacent territories could make it difficult to deliver our content, increase costs, and have an adverse effect on our results of operations in these areas.
Climate change may adversely affect our business.
The impact of climate change has caused, and may continue to cause, changes in weather patterns, resulting in more severe and more frequent weather-related disasters such as floods and heat waves. Failure to adapt the Company's operations and supply-chain to respond to climate change related extreme weather events, rising temperatures, and natural disasters could potentially result in lost revenue and/or higher costs due to operational disruptions, property damage, increased cooling costs, as well as financial losses, and/or penalties for insurance deductibles, increased insurance premiums or loss of access to insurance coverage for company facilities and regulatory compliance.
In addition, there is increasing scrutiny and evolving expectations from investors, our recording artists, regulators and other stakeholders of our climate-related practices and disclosures. Regulators, both in the United States and in foreign jurisdictions where we operate, have imposed and likely will continue to impose climate-related rules and guidance. The costs incurred to comply with these requirements, or our inability to meet these requirements, expectations, laws or regulations could result in adverse publicity, reputational harm, loss of business opportunities, or loss of investor confidence, which could adversely affect our business, results of operations and financial condition.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.
As we continue to expand our international operations, we become increasingly exposed to the effects of fluctuations in currency exchange rates. The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, 55% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2024. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. During the current fiscal year, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates. However, these hedging strategies should not be expected to fully eliminate the foreign exchange rate risk to which we are exposed.

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
Our business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our business may be further adversely affected by technological developments, including AI, that facilitate the piracy of music, by an inability to enforce our intellectual property rights in digital environments and by a failure to further develop successful business models applicable to a digital environment.
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
As of September 30, 2024, we had $2.021 billion of goodwill and $152 million of indefinite-lived intangible assets. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends in the music entertainment industry. We performed an annual assessment, at July 1, 2024, of the recoverability of our goodwill and indefinite-lived intangibles as of September 30, 2024, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.
We also had $2.359 billion of definite-lived intangible assets as of September 30, 2024. FASB ASC Topic 360-10-35 (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No such events or circumstances were identified during the fiscal year ended September 30, 2024. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded could negatively affect our operating results and shareholders’ equity.
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
Our business is significantly impacted by ongoing changes in the music entertainment industry. In response, we actively seek to adapt our cost structure to the changing economics of the industry. For example, we have shifted and continue to shift resources from our physical sales channels to efforts focused on digital channels, emerging technologies and other new revenue streams, and we continue our efforts to reduce overhead and manage our variable and fixed-cost structure. In fiscal year 2018, we completed the creation of our new center of excellence for U.S. financial shared services in Nashville, Tennessee, which combined our U.S. transactional financial functions in one location. To establish the new center, we moved some of our U.S. departments to Nashville. The Company started a multi-year implementation in August 2019 to upgrade our information technology and finance infrastructure, including related systems and processes. The upgrades are designed to enhance our financial records and the flow of financial information, improve data analysis and accelerate our financial reporting. The deployment of our new technology platform is currently being implemented using a wave-based approach. We have launched certain components onto our new technology platform in select territories and will continue to deploy the technology platform to additional territories over time. We expect to incur material costs in connection with this project, and there can be no assurance that we will be successful in upgrading our systems and processes effectively or on the timetable and at the costs contemplated, or that we will achieve the expected long-term cost savings.
In March 2023, we announced a restructuring plan, (the “2023 Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. The 2023 Restructuring Plan is substantially complete as of September 30, 2024. There was a $1 million benefit associated with the 2023 Restructuring Plan recorded for the fiscal year ended September 30, 2024 primarily associated with a change in estimate for costs previously recorded. During the fiscal year ended September 30, 2023, the Company recognized restructuring charges of approximately $40 million for severance costs. Amounts for both periods were recorded in the Recorded Music segment.
In 2024, the Company announced a strategic restructuring plan (the “Strategic Restructuring Plan”) designed to free up additional funds to invest in music and accelerate the Company’s growth for the next decade. Under the Strategic Restructuring Plan, the Company expects a reduction in headcount of approximately 13% of the Company’s overall headcount. The Company expects to incur total non-recurring restructuring charges of approximately $210 million or approximately $135 million of total non-recurring after tax charges. The expected pre-tax charges include approximately $148 million of severance and other termination costs and $7 million of other non-cash charges, along with approximately $55 million of non-cash impairment charges primarily in connection with the disposal or winding down of the Company’s non-core owned and operated media properties including the Company’s in-house advertising sales function (the “O&O Media Properties”). The majority of severance payments and other termination costs are expected to be paid by the end of fiscal year 2026.
For the fiscal year ended September 30, 2024, the Company recognized a total of $178 million of restructuring and impairments in connection with the Strategic Restructuring Plan. Total severance and other termination costs were $121 million, of which, $113 million was recognized in our Recorded Music segment and $8 million was recognized in Corporate. Additionally, for the fiscal year ended September 30, 2024, the Company recognized $57 million of non-cash restructuring and impairments which was comprised of $50 million of impairment losses on unamortized intangible assets and $7 million of non-cash restructuring related to future equity awards to be granted, of which, $54 million was recognized in our Recorded Music segment and $3 million was recognized in Corporate. Impairment charges recognized primarily relate to the winding down of the Company’s O&O Media Properties.
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
A substantial portion of our revenue comes from the distribution of music which is potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us, including as a result of “stream-ripping.” In its Engaging with Music 2023 report, IFPI surveyed 43,000 people to examine the ways in which music consumers engaged with recorded music across 26 countries. Of those surveyed, 29% had used illegal or unlicensed methods to listen to or download music, and 20% had used unlicensed social media platforms and mobile apps for music purposes, the leading form of music piracy. Organized industrial piracy may also lead to decreased revenues. The impact of digital piracy on legitimate music revenues and subscriptions is hard to quantify, but we believe that illegal file sharing and other forms of unauthorized activity, including stream manipulation, have a substantial negative impact on music revenues.

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
Generative AI could adversely affect our results.
There are new businesses which are taking the position that the use of copyright-protected material to train a generative AI model is fair use and does not require the consent of the copyright holder. This issue is the subject of multiple litigations, mostly in the United States. We are plaintiffs in some of those litigations. If there is a negative result in those litigations and those businesses could legitimately use our copyright-protected material without our consent to train an AI model that could create vast quantities of new musical works to compete with and dilute the impact of our copyright-protected material on digital music services, it could adversely affect our results.
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
We engage in a wide array of online activities globally and are thus subject to a broad range of related laws and regulations including, for example, those relating to privacy, consumer protection, data retention and data protection, online behavioral advertising, AI, geo-location tracking, text messaging, e-mail advertising, mobile advertising, content regulation, defamation, age verification, the protection of children online, social media and other Internet, mobile and online-related prohibitions and restrictions. The regulatory framework for privacy and data security issues worldwide has become increasingly burdensome and complex, and is likely to continue to be so for the foreseeable future. Practices regarding the collection, use, storage, transmission, security and disclosure of personal information by companies operating over the Internet and mobile platforms are receiving ever-increasing public and governmental scrutiny.
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
In addition, privacy and data security laws and regulations around the world are being implemented rapidly and evolving. These new and evolving laws have resulted in greater compliance burdens for companies with global operations. Globally, many government and consumer agencies have also called for new regulation and changes in industry practices with respect to information collected from consumers, electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising.
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
We have substantial indebtedness. As of September 30, 2024, our total consolidated indebtedness, net of premiums, discounts and deferred financing costs, was $4.014 billion. Further, we would have been able to borrow up to $350 million under our Revolving Credit Facility (as defined later in this Annual Report) as of September 30, 2024.
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
These additional covenants are currently suspended. These covenants will be reinstated if Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increases above 3.50:1.00 and the term loans do not achieve an investment grade rating. As of September 30, 2024, Acquisition Corp.’s Total Indebtedness to EBITDA Ratio is 2.05x and the term loans achieved a corporate credit rating of BBB- from both S&P and Fitch.
Our ability to borrow additional amounts under the Revolving Credit Facility depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants. In addition, under the credit agreement governing the Revolving Credit Facility, a financial maintenance covenant is applicable if at the end of a fiscal quarter the outstanding amount of loans and letters of credit is in excess of $140 million.
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
Access holds approximately 98% of the total combined voting power of our outstanding common stock and approximately 72% of the economic interest of our outstanding common stock. As a result, and in addition to certain other rights granted to Access, Access will continue to be able to control the election of our directors, affect our legal and capital structure, change our management, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Access also has sufficient voting power to amend our organizational documents. In addition, under the provisions of a stockholder agreement entered into with Access (the “Stockholder Agreement”), the relevant terms of which govern the powers afforded the Company under our organizational documents, Access has consent rights with respect to certain corporate and business activities that we may undertake, including during periods where Access holds less than a majority of the total combined voting power of our outstanding common stock. Specifically, the Stockholder Agreement provides that, until the date on which Access ceases to hold at least 10% of our outstanding common stock, Access’s prior written consent will be required before we may take certain corporate and business actions, whether directly or indirectly through a subsidiary, including, among others, the following:
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
Additionally, Access is in the business of making investments in companies and is actively seeking to acquire interests in businesses that operate in our industry and other industries and may compete, directly or indirectly, with us. Access may also pursue acquisition opportunities that may be complementary to our business, which could have the effect of making such acquisition opportunities unavailable to us. Access could elect to cause us to enter into business combinations or other transactions with any business or businesses in our industry that Access may acquire or control, or we could become part of a group of companies organized under the ultimate common control of Access that may be operated in a manner different from the manner in which we have historically operated. Any such business combination transaction could require that we or such group of companies incur additional indebtedness, and could also require us or any acquired business to make divestitures of assets necessary or desirable to obtain regulatory approval for such transaction. The amounts of such additional indebtedness, and the size of any such divestitures, could be material. Access may also from time to time purchase outstanding debt securities that we issued, and could also subsequently sell any such debt securities. Any such purchase or sale may affect the value of trading price or liquidity of our debt securities. See “—Under our amended and restated certificate of incorporation, Access and its affiliates, and in some circumstances, any of our directors and officers who is also a director, officer, employee, stockholder, member or partner of Access and its affiliates, have no obligation to offer us corporate opportunities.”
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
Our Class A Common Stock has one vote per share and our Class B Common Stock has 20 votes per share. Given the greater number of votes per share attributed to our Class B Common Stock, Access, who is our only Class B Common Stock stockholder, holds approximately 98% of the total combined voting power of our outstanding common stock. As a result of our dual class ownership structure, Access is able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, mergers or acquisitions, asset sales and other significant corporate transactions. Further, Access owns shares representing approximately 72% of the economic interest of our outstanding common stock. Because of the 20-to-1 voting ratio between the Class B Common Stock and Class A Common Stock, the holders of Class B Common Stock collectively continue to control a majority of the total combined voting power of our outstanding common stock and therefore be able to control all matters submitted to our stockholders for approval, so long as the outstanding shares of Class B Common Stock represent at least approximately 10% of the total number of outstanding shares of common stock. This concentrated control will limit the ability of our other stockholders to influence corporate matters for the foreseeable future. For example, Access will be able to control elections of directors, amendments of our certificate of incorporation or by-laws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A Common Stock.
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
As of September 30, 2024, we had 142,559,174 outstanding shares of Class A Common Stock and 375,380,313 outstanding shares of Class B Common Stock. All of the shares of Class A Common Stock sold in the IPO were immediately tradable without restriction under the Securities Act except for any shares held by “affiliates,” as that term is defined in Rule 144 under the Securities Act, or “Rule 144.”
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
Additionally, shares of Class A Common Stock are registered under our registration statements on Form S-8 to be issued under our equity compensation plans, including the Plan, and, as a result, all shares of Class A Common Stock acquired upon settlement of deferred equity units granted under the Plan will also be freely tradable under the Securities Act, unless purchased by our affiliates. In addition, 31,169,099 shares of our Class A Common Stock were reserved for future issuances under the Omnibus Incentive Plan adopted in connection with the IPO over the 10-year period from the date of adoption. As of September 30, 2024, the Company has granted members of its Board of Directors a total of 309,341 shares of restricted and unrestricted common stock pursuant to the Omnibus Incentive Plan. These grants represent compensation for board service for the period from the grant date until the Company’s regularly scheduled annual shareholder meeting, at which time the restricted stock will be vested. Directors are entitled to dividends on this restricted stock during the vesting period.
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
•war, terrorist acts, epidemic disease and pandemics;
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
As of September 30, 2024, our total consolidated indebtedness, net of premiums, discounts and deferred financing costs, was $4.014 billion, all of which ranks senior to our Class A Common Stock. If, in the future, we decide to issue additional debt or equity securities that rank senior to our Class A Common Stock, it is likely that such securities will also be governed by an indenture or other instrument containing covenants restricting our operating flexibility consistent with our existing debt agreements. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A Common Stock and may result in dilution to owners of our Class A Common Stock. We and, indirectly, our stockholders, bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Class A Common Stock will bear the risk of our future offerings reducing the market price of our Class A Common Stock and diluting the value of their stock holdings in us.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and reputational risks. We have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such risks, including regular network and endpoint monitoring, access controls, vulnerability assessments, penetration testing, annual information security training for employees, and tabletop exercises to inform our professionals’ risk identification and assessment. We have an Incident Response Plan which guides the actions we are to take in the event of a suspected or confirmed cybersecurity incident. The plan includes processes to triage, investigate, contain, and remediate the incident, and is designed to enable us to comply with applicable legal and regulatory obligations and mitigate financial and reputational damage. We also maintain a Business Resumption Plan (for critical tools and applications), which provides procedures for maintaining the continuity of critical business processes in the event of business interruption, including any interruption that involves cybersecurity incidents which may significantly impact our operations. Our cybersecurity risk management processes incorporate appropriate industry standards and are designed using the frameworks developed by National Institute of Standards and Technology (“NIST”).
We review our cybersecurity technology stack and budget allocation by risk and review against the cyber threat landscape to ensure we are spending the right dollars to reduce the highest risk at that time.
Our enterprise risk management program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk professionals collaborate with our Chief Information Security Officer (“CISO”), Chief Privacy Officer, Cyber team, Legal team, Physical Security team, and Content Management team, to gather insights for identifying and assessing cybersecurity threats, their severity, and potential mitigations. We conduct monthly Cyber Risk Committee meetings with the participation of these teams to review risks in each of those functions and any cross-functional risks.
As part of the above processes, we at least annually engage with assessors, consultants, and other third-parties, including by having an independent Qualified Security Assessor review our cybersecurity program quarterly to help identify areas for continued focus and enhancements regarding Payment Card Industry compliance. These third parties conduct penetration tests and scanning exercises to assess the performance of our cybersecurity controls, systems and processes and overall maturity by NIST categorization. As part of the assessment, they also conduct interviews with key personnel and review key controls. In addition, annually we review our cyber insurance premiums which includes a maturity assessment and the premiums are determined based on the Company’s cybersecurity maturity assessment score.
Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management assessment program as well as our cybersecurity risk identification program, both of which are discussed above and provided for in our Third-Party Cyber Risk Policy. The Third-Party Cyber Risk Policy sets guidelines for identifying, measuring, monitoring, and reporting the risk associated with third parties relationships, which includes planning, due diligence and third party selection, contracting, ongoing monitoring, and termination. Cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third-parties that have access to our systems, data or facilities that house such systems or data, and monitor cybersecurity threats identified through such diligence.
During the period covered by this Annual Report, we have not experienced any cybersecurity incidents which have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, institutions like us, as well as our employees, artists, service providers and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of increasingly sophisticated cyber attacks.
See “Risk Factors — If we or our service providers do not maintain the security of information relating to our customers, employees and vendors and our music, security information breaches through cyber security attacks or otherwise could damage our reputation with customers, employees, vendors and artists, and we could incur substantial additional costs, become subject to litigation and our results of operations and financial condition could be adversely affected. Moreover, even if we or our service providers maintain such security, such breaches remain a possibility due to the fact that no data security system is immune from attacks or other incidents.”

Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our board of directors and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the Audit Committee receives an overview of our cybersecurity threat risk management and strategy processes from our CISO. These sessions typically cover topics such as data security posture, results from third-party assessments, progress towards risk-mitigation-related goals, our incident response plan, and material short-, medium- and long-term risks from cybersecurity threats, incidents and developments, as well as the steps management has taken to respond to such risks. Cybersecurity threats are also considered during meetings of our board of directors through discussions of enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management and other relevant matters.
Our cybersecurity risk management and strategy processes are led by our CISO and the Cyber Risk Committee. Our CISO has over 25 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and controls, as well as relevant certifications, including Certified Industry Systems Security Professional. Our CISO has worked in highly regulated environments for over 20 years and has built strong relations with cybersecurity authorities including the Federal Bureau of Investigation, the Department of Homeland Security, and the Cybersecurity and Infrastructure Security Agency to aid with investigative and intelligence objectives. The Cyber team has an average of over 10 years of cyber-related experience with several senior team members each having over 20 years of cyber experience. Several were also a Chief Information Security Officer or Head of Cybersecurity for their respective former organizations. Other key members of the Cyber team each have over 20 years of relevant experience in Compliance, Audit, Legal, and Data Privacy.
Cyber team members participate in industry forums to collaborate and keep current on emerging risks and new technologies. We also strive to maintain key relationships with relevant government agencies for the purpose of collaborating on matters of cybersecurity.
Through the cybersecurity risk management and strategy processes described above, Cyber Risk Committee members remain informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents. Members participate in the management and operation of our Incident Response Plan, have oversight of our internal information technology departments that report to Cyber Risk Committee meetings, and oversee the implementation, review and revision of the policies underlying our cybersecurity program. Cyber-related incidents, including non-material incidents, typically have a post-mortem exercise completed to review lessons learned and adjust any policies and processes as needed.
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
Holders of Record
As of November 15, 2024, there were approximately 15 stockholders of record of the Company's Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of individuals and entities, we excluded the total number of beneficial owners represented by these record holders. As of November 15, 2024, there were 8 stockholders of record of our Class B Common Stock.
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
The following graph shows a comparison of the cumulative total return on our Class A Common Stock from June 3, 2020 (the date our Class A Common Stock commenced trading on the Nasdaq Global Select Market) through September 30, 2024 with the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Nasdaq Composite Index over the same period, assuming the investment of $100 in our Class A Common Stock and in each index on June 3, 2020 and the reinvestment of dividends in each of our Class A Common Stock and each index. The graph uses the closing market price on June 3, 2020 of $30.12 per share as the initial value of our common stock, which had an initial public offering price of $25.00. Through September 30, 2022, the quarterly intervals below are based on the Company’s 52-53 week fiscal year in which each reporting period ended on the last Friday of the respective reporting period. Starting with the 2023 fiscal year, the quarterly intervals below are based on the Company’s modified fiscal year in which each reporting period ends on the last day of the calendar quarter.

The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

Comparison of Cumulative Total Returns
$220
$200
$180
$160
$140
$120
$100
$80
06/03/20
06/26/20
09/25/20
12/24/20
03/26/21
06/25/21
09/24/21
12/31/2021
4/1/2022
7/1/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
WMG
S&P
NASDAQ

	6/3/20	6/26/20	9/25/20	12/24/20	3/26/21	6/25/21	9/24/21	12/31/21	4/1/22	7/1/22	9/30/22	12/31/22	3/31/23	6/30/23	9/30/23	12/31/23	3/31/24	6/30/24	9/30/24
Warner Music Group Corp.	$100	$102	$91	$126	$114	$127	$149	$148	$136	$99	$95	$121	$116	$91	$111	$127	$118	$110	$113
S&P 500 Index	100	98	108	119	127	134	139	146	141	125	119	123	132	143	137	153	168	175	185
NASDAQ Composite Index	100	102	116	129	132	142	149	156	148	125	120	113	136	156	152	173	188	203	207
Repurchase Program
On November 14, 2024, the Company’s board of directors authorized a new $100 million share repurchase program, which is intended to offset dilution from the Omnibus Incentive Plan. Under this authorization, the Company may, from time to time, purchase shares of its Class A Common Stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The $100 million share repurchase authorization does not obligate the Company to purchase any shares. We may commence such repurchases immediately, subject to compliance with applicable securities laws. We may enter into a pre-arranged stock trading plan in accordance with the guidelines specified under Rule 10b5-1 to effectuate all or a portion of the share repurchase program. We expect to finance any repurchases from a combination of cash on hand and cash provided by operating activities. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to our results of operations, financial condition, liquidity and other factors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by the board of directors at any time.
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
•Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022, as well as a discussion of our financial condition and liquidity as of September 30, 2024. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
Use of Adjusted OIBDA
We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets adjusted to exclude the impact of non-cash stock-based compensation and other related expenses and certain items that affect comparability including but not limited to gains or losses on divestitures and expenses related to restructuring and transformation initiatives (“Adjusted OIBDA”). For further details regarding the components of the Company’s Adjusted OIBDA performance measure, see Note 18 to our consolidated financial statements included elsewhere herein. We consider Adjusted OIBDA to be an important indicator of the operational strengths and performance of our businesses. However, a limitation of the use of Adjusted OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, Adjusted OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) attributable to Warner Music Group Corp. and other measures of financial performance reported in accordance with United States generally accepted accounting principles (“U.S. GAAP”). In addition, our definition of Adjusted OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated Adjusted OIBDA to operating income (loss) and net income (loss) attributable to Warner Music Group Corp. is provided in our “Results of Operations.”
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
BUSINESS OVERVIEW
We are one of the world’s leading music entertainment companies. Our renowned family of iconic record labels, including Atlantic Records, Warner Records, Elektra Records and Parlophone Records, is home to many of the world’s most popular and influential recording artists. In addition, Warner Chappell Music, our global music publishing business, boasts an extraordinary catalog that includes timeless standards and contemporary hits, representing works by over 180,000 songwriters and composers, with a global collection of more than one and a half million musical compositions. We classify our business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of each of those operations is presented below.
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
Our Recorded Music business’ operations include WMX, a next generation services division that connects artists with fans and amplifies brands in creative, immersive, and engaging ways. This division includes a rebranded WEA commercial services and marketing network (formerly Warner-Elektra-Atlantic Corporation, or WEA Corp.), which markets, distributes and sells music and video products to retailers and wholesale distributors. Our business’ distribution operations also include Alternative Distribution Alliance (“ADA”), which markets, distributes and sells the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.
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
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles, with operations in over 70 countries through various subsidiaries, affiliates, and non-affiliated licensees and sub-publishers. We own or control rights to more than one and a half million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 180,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, electronic, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.

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
Prior to the start of the 2023 fiscal year, the Company maintained a 52-53 week fiscal year ending on the last Friday in each reporting period. Starting with the 2023 fiscal year, the Company transitioned to a reporting calendar in which the reporting periods end on the last day of the calendar quarter. Accordingly, the results of operations for the fiscal year ended for September 30, 2024 and September 30, 2023 reflect 366 and 365 days, respectively, compared to 371 days for the fiscal year ended September 30, 2022. For the fiscal year ended September 30, 2022, the revenue benefit of the additional week was approximately $73 million, primarily reflected in Recorded Music streaming revenue.
Strategic Restructuring Plan
In February 2024, the Company announced a strategic restructuring plan (the “Strategic Restructuring Plan”) designed to free up additional funds to invest in music and accelerate the Company’s growth for the next decade. Under the Strategic Restructuring Plan, the Company expects a reduction in headcount of approximately 13% of the Company’s overall headcount. The Company expects to incur total non-recurring restructuring charges of approximately $210 million or approximately $135 million of total non-recurring after tax charges. The expected pre-tax charges include approximately $148 million of severance and other termination costs and $7 million of other non-cash charges, along with approximately $55 million of non-cash impairment charges primarily in connection with the disposal or winding down of the Company’s non-core owned and operated media properties including the Company’s O&O Media Properties. The majority of severance payments and other termination costs are expected to be paid by the end of fiscal year 2026.
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
For the fiscal year ended September 30, 2024, the Company recognized a total of $178 million of restructuring and impairments in connection with the Strategic Restructuring Plan. Total severance and other termination costs were $121 million, of which, $113 million was recognized in our Recorded Music segment and $8 million was recognized in Corporate. Additionally, for the fiscal year ended September 30, 2024, the Company recognized $57 million of non-cash restructuring and impairments which was comprised of $50 million of impairment losses on unamortized intangible assets and $7 million of non-cash restructuring related to future equity awards to be granted, of which, $54 million was recognized in our Recorded Music segment and $3 million was recognized in Corporate. Impairment charges recognized primarily relate to the winding down of the Company’s O&O Media Properties.

2023 Restructuring Plan
In March 2023, the Company announced a restructuring plan (the “2023 Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. The 2023 Restructuring Plan is substantially complete as of September 30, 2024. There was a $1 million benefit associated with the 2023 Restructuring Plan recorded for the fiscal year ended September 30, 2024 primarily associated with a change in estimate for costs previously recorded. All restructuring costs were recorded in the Recorded Music segment in the prior year.
BMG Termination
In September 2023, the Company terminated its distribution agreement with BMG as BMG began to bring digital distribution in-house and license directly with digital service partners in fiscal 2024 (the “BMG Termination”). ADA, which is part of our Recorded Music business, had previously been distributing BMG’s recorded music catalog and revenues are reported within our Recorded Music segment. The shift to direct deals by BMG will be a phased in-sourcing of distribution, which we expect to be largely completed by the end of fiscal 2025.

    During the fiscal year ended September 30, 2024, in connection with the BMG Termination, the Company reported lower Recorded Music digital revenue of $86 million, of which $81 million was streaming revenue. The impact to Recorded Music’s Adjusted OIBDA was immaterial for the fiscal year ended September 30, 2024.
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

RESULTS OF OPERATIONS
Fiscal Year Ended September 30, 2024 Compared with Fiscal Year Ended September 30, 2023 and Fiscal Year Ended September 30, 2022
Consolidated Results
Revenues
The Company’s revenues were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Revenue by Type
Digital	$3,519	$3,322	$3,305	$197	6%	$17	1%
Physical	519	507	563	12	2%	(56)	-10%
Total Digital and Physical	4,038	3,829	3,868	209	5%	(39)	-1%
Artist services and expanded-rights	684	744	767	(60)	-8%	(23)	-3%
Licensing	501	382	331	119	31%	51	15%
Total Recorded Music	5,223	4,955	4,966	268	5%	(11)	—%
Performance	198	173	159	25	14%	14	9%
Digital	763	669	563	94	14%	106	19%
Mechanical	58	63	50	(5)	-8%	13	26%
Synchronization	175	167	172	8	5%	(5)	-3%
Other	16	16	14	—	—%	2	14%
Total Music Publishing	1,210	1,088	958	122	11%	130	14%
Intersegment eliminations	(7)	(6)	(5)	(1)	17%	(1)	20%
Total Revenues	$6,426	$6,037	$5,919	$389	6%	$118	2%
Revenue by Geographical Location
U.S. Recorded Music	$2,210	$2,184	$2,231	$26	1%	$(47)	-2%
U.S. Music Publishing	660	582	513	78	13%	69	13%
Total U.S.	2,870	2,766	2,744	104	4%	22	1%
International Recorded Music	3,013	2,771	2,735	242	9%	36	1%
International Music Publishing	550	506	445	44	9%	61	14%
Total International	3,563	3,277	3,180	286	9%	97	3%
Intersegment eliminations	(7)	(6)	(5)	(1)	17%	(1)	20%
Total Revenues	$6,426	$6,037	$5,919	$389	6%	$118	2%
Total Revenues
2024 vs. 2023
Total revenues increased by $389 million, or 6%, to $6,426 million for the fiscal year ended September 30, 2024 from $6,037 million for the fiscal year ended September 30, 2023. The current year included $68 million of Recorded Music licensing revenue from a licensing agreement extension for an artist’s catalog (the “Licensing Extension”). In addition, revenue growth was unfavorably impacted by the BMG Termination which resulted in $86 million of lower Recorded Music digital revenue, partially offset by $16 million incremental Recorded Music streaming revenue resulting from the Digital License Renewal in the fiscal year ended September 30, 2024 compared to the prior year. Music Publishing digital revenue growth was also impacted by a $24 million benefit in the prior year due to a ruling by the Copyright Royalty Board in Phonorecords III upholding higher percentage of revenue U.S. mechanical royalty rates (the “CRB Rate Benefit”). Adjusted for these items, total revenues increased by 7%, which includes a decrease in revenue related to the divestiture of the owned and operated media businesses in connection with the Strategic Restructuring Plan, and includes $4 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 81% and 19% of total revenues for the fiscal year ended September 30, 2024, respectively, and 82% and 18% of total revenues for the fiscal year ended September 30, 2023, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 45% and 55% of total revenues for the fiscal year ended September 30, 2024, respectively. In the prior year, U.S. and international revenues represented 46% and 54% of total revenues prior to intersegment eliminations, respectively.

Total digital revenues after intersegment eliminations increased by $291 million, or 7%, to $4,280 million for the fiscal year ended September 30, 2024 from $3,989 million for the fiscal year ended September 30, 2023. Excluding the BMG Termination, the Digital License Renewal and the CRB Rate Benefit in the prior year, total digital revenues increased by 10%. Total streaming revenue increased by 8% driven by growth across Recorded Music and Music Publishing, including growth in both subscription streaming and ad-supported streaming revenue. Total digital revenues represented 67% of consolidated revenues for the fiscal year ended September 30, 2024, from 66% for the fiscal year ended September 30, 2023. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2024 were composed of U.S. revenues of $2,039 million and international revenues of $2,243 million, or 48% and 52% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2023 were composed of U.S. revenues of $1,993 million and international revenues of $1,998 million, or 50% of total digital revenues for both U.S. and international revenues.
Recorded Music revenues increased by $268 million, or 5%, to $5,223 million for the fiscal year ended September 30, 2024 from $4,955 million for the fiscal year ended September 30, 2023. The increase includes $7 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $2,210 million and $2,184 million, or 42% and 44% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2024 and September 30, 2023, respectively. International Recorded Music revenues were $3,013 million and $2,771 million, or 58% and 56% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2024 and September 30, 2023, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, licensing, and physical revenues, partially offset by a decrease in artist services and expanded-rights revenues. Digital revenue increased by $197 million, or 6%, primarily due to growth in streaming revenue as a result of the continued growth in streaming services, including growth in both subscription streaming and ad-supported streaming revenue. Revenue from streaming services increased by $221 million, or 7%, to $3,444 million for the fiscal year ended September 30, 2024 from $3,223 million for the fiscal year ended September 30, 2023. Adjusted for the impacts of the BMG Termination and the Digital License Renewal, Recorded Music streaming revenue grew by 9%. The current year included successful releases from Zach Bryan, Benson Boone, Teddy Swims and Dua Lipa. Download and other digital revenues decreased by $24 million, or 24%, to $75 million for the fiscal year ended September 30, 2024 from $99 million for the fiscal year ended September 30, 2023, which includes the unfavorable impact of the BMG Termination of $5 million compared to the prior year. Licensing revenue increased by $119 million, or 31%, driven by $68 million from the Licensing Extension and growth across broadcast fees, synchronization and other licensing revenue, and a favorable impact of foreign currency exchange rates of $3 million. Physical revenue increased by $12 million, or 2%, driven by strength of new releases primarily in Japan, and a favorable impact of foreign currency exchange rates of $1 million. Artist services and expanded-rights revenue decreased by $60 million primarily due to lower merchandising revenue, a decrease in revenue related to the exit of the Company’s O&O Media Properties announced as part of the Strategic Restructuring Plan, partially offset by higher concert promotion revenue primarily in Japan.
Music Publishing revenues increased by $122 million, or 11%, to $1,210 million for the fiscal year ended September 30, 2024 from $1,088 million for the fiscal year ended September 30, 2023. U.S. Music Publishing revenues were $660 million and $582 million, or 55% and 53% of consolidated Music Publishing revenues, for the fiscal year ended September 30, 2024 and September 30, 2023, respectively. International Music Publishing revenues were $550 million and $506 million, or 45% and 47% of Music Publishing revenues, for the fiscal year ended September 30, 2024 and September 30, 2023, respectively.
The overall increase in Music Publishing revenue was driven by increases in digital revenue of $94 million, or 14%, performance revenue of $25 million, or 14%, and synchronization revenue of $8 million, or 5%, partially offset by a decrease in mechanical revenue of $5 million, or 8%. The increase in digital revenue is primarily due to continued growth in streaming revenue. Revenue from streaming services increased by $96 million, or 15%, to $752 million for the fiscal year ended September 30, 2024 from $656 million for the fiscal year ended September 30, 2023, which includes the impact of the CRB Rate Benefit of $24 million in the prior year. Excluding the impact of the CRB Rate Benefit, Music Publishing revenue from streaming services grew 19%, reflecting the continued market growth and timing of payments, and the favorable impact of foreign currency exchange rates of $3 million. Performance revenue increased primarily due to an increase in touring activity primarily in Europe and the timing of payments from collection societies in the United States, and synchronization revenue increased driven by higher commercial licensing activity and an increase in copyright infringement settlements primarily in the United States. The decrease in mechanical revenue was driven by lower physical sales and timing of distributions.
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
Total digital revenues after intersegment eliminations increased by $123 million, or 3%, to $3,989 million for the fiscal year ended September 30, 2023 from $3,866 million for the fiscal year ended September 30, 2022, which includes $38 million in downloads and other digital revenue from the Copyright Settlement. Total streaming revenue increased 5% driven by growth across Recorded Music and Music Publishing. The growth in Music Publishing includes the impact in the year and the prior year of $24 million and $20 million, respectively, due to the CRB Rate Benefit. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2023 were composed of U.S. revenues of $1,993 million and international revenues of $1,998 million, or 50% of total digital revenues for each of U.S. and international revenues. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2022 were composed of U.S. revenues of $1,983 million and international revenues of $1,885 million, or 51% and 49% of total digital revenues, respectively.
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
The overall decrease in Recorded Music revenue was driven by decreases in physical and artist services and expanded-rights revenues, partially offset by increases in licensing and digital revenues. Physical revenue decreased by $56 million, or 10%, driven by an unfavorable impact of foreign currency exchange rates of $19 million and a lighter release schedule in the first half of the year. Artist services and expanded-rights revenue decreased by $23 million due to an unfavorable impact of foreign currency exchange rates of $12 million, lower merchandising revenue, primarily direct-to-consumer merchandising revenue at EMP, and lower advertising revenue, partially offset by higher concert promotion revenue. Licensing revenue increased by $51 million, which includes growth across broadcast fees, synchronization and other licensing revenue, partially offset by an unfavorable impact of foreign currency exchange rates of $8 million. Digital revenue increased by $17 million, or 1%, which includes an unfavorable impact of foreign currency exchange rates of $60 million and $31 million in downloads and other digital revenue from the Copyright Settlement in the prior year. Revenue from streaming services grew by $64 million, or 2%, to $3,223 million for the fiscal year ended September 30, 2023 from $3,159 million for the fiscal year ended September 30, 2022 and was impacted by unfavorable foreign currency exchange rates of $57 million, or 2%. Streaming revenue reflects a lighter release schedule and the market-related slowdown in ad-supported revenue in the first half of the year, as well as the impact of an additional week in the prior year. Adjusted for the impact of an additional week in the prior year, Recorded Music streaming revenue increased by 4%. The fiscal year ended September 30, 2023 included successful releases from Ed Sheeran, Zach Bryan, Dua Lipa and Bailey Zimmerman. Downloads and other digital revenue decreased by $47 million, or 32%, to $99 million for the fiscal year ended September 30, 2023 from $146 million for the fiscal year ended September 30, 2022 due to the Copyright Settlement in the prior year and continued shift to streaming services.
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

Revenue by Geographical Location
2024 vs. 2023
U.S. revenue increased by $104 million, or 4%, to $2,870 million for the fiscal year ended September 30, 2024 from $2,766 million for the fiscal year ended September 30, 2023. U.S. Recorded Music revenue increased by $26 million, or 1%, primarily driven by growth in licensing revenue of $92 million due to $68 million from the Licensing Extension. U.S. Recorded Music growth was also attributable to higher physical revenue, partially offset by lower U.S. Recorded Music digital and artist services and expanded-rights revenues. U.S Recorded Music physical revenue increased by $1 million compared to the prior year. U.S. Recorded Music digital revenue decreased by $17 million, or 1%, which includes a decrease in U.S. Recorded Music streaming revenue of $4 million, and a decrease in download and other digital revenue of $13 million. The decrease in U.S. Recorded Music digital revenue is primarily due to the impact of the BMG Termination of $48 million. U.S. Recorded Music artist services and expanded-rights revenue decreased by $50 million due to lower merchandising revenue of $15 million and a decrease in revenue related to the exit of the Company’s O&O Media Properties announced as part of the Strategic Restructuring Plan. U.S. Music Publishing revenue increased by $78 million, or 13%, to $660 million for the fiscal year ended September 30, 2024 from $582 million for the fiscal year ended September 30, 2023. U.S. Music Publishing digital revenue increased by $63 million, or 16%, attributable to continued growth in streaming revenue. U.S. Music Publishing streaming revenue increased by $62 million, or 16%, reflecting continued market growth and timing of payments, partially offset by the CRB Rate Benefit of $24 million in the prior year. U.S. Music Publishing synchronization revenue increased by $3 million, primarily driven by an increase in copyright infringement settlements, higher commercial and video game licensing activity, partially offset by lower film and television licensing activity. U.S. Music Publishing performance revenue increased by $11 million, or 18% due to timing of payments from collection societies. U.S. Music Publishing mechanical revenue remained flat to prior year.
International revenue increased by $286 million, or 9%, to $3,563 million for the fiscal year ended September 30, 2024 from $3,277 million for the fiscal year ended September 30, 2023. Excluding the unfavorable impact of foreign currency exchange rates of $5 million, international revenue increased by $291 million, or 9%. International Recorded Music revenue increased by $242 million, or 9%, primarily due to increases in digital revenue of $214 million, licensing revenue of $27 million, and physical revenue of $11 million, partially offset by lower artist services and expanded-rights revenue of $10 million. International Recorded Music digital revenue increased largely due to an increase in streaming revenue of $225 million, or 13%. Streaming revenue growth includes the impact of the Digital Licensing Renewal of $16 million, partially offset by the impact of the BMG Termination of $38 million and an unfavorable impact of foreign currency exchange rates of $14 million. Download and other digital revenues decreased by $11 million due to the continued shift to streaming services. International Recorded Music licensing revenue increased by $27 million, which includes the impact of copyright infringement settlements, growth in broadcast fees and other licensing revenue, and the favorable impact of foreign currency exchange rates of $3 million. International Recorded Music physical revenue increased by $11 million, driven by strength of new releases primarily in Japan, and a favorable impact of foreign currency exchange rates of $1 million. International Recorded Music artist services and expanded-rights revenue decreased by $10 million primarily due to lower direct-to-consumer merchandising revenue, partially offset by higher concert promotion revenue primarily in Japan and France, and a favorable impact of foreign currency exchange rates of $3 million. International Music Publishing revenue increased by $44 million, or 9%, to $550 million for the fiscal year ended September 30, 2024, from $506 million for the fiscal year ended September 30, 2023. This was primarily driven by increases in digital revenue of $31 million, performance revenue of $14 million, and synchronization revenue of $5 million, partially offset by lower mechanical revenue of $5 million and other publishing revenue of $1 million. International Music Publishing streaming revenue increased by $34 million, or 13%, which includes a favorable impact of foreign currency exchange rates of $3 million, partially offset by a revenue true up of $9 million in the prior year. Performance revenue increased by $14 million or 13% due to strong artist touring activity primarily in Europe and Latin America. International Music Publishing synchronization revenue increased by $5 million due to higher commercial licensing activity primarily in Brazil, France and Germany. International Music Publishing mechanical revenue decreased by $5 million largely due to lower physical sales and timing of distributions.

2023 vs. 2022
U.S. revenue increased by $22 million, or 1%, to $2,766 million for the fiscal year ended September 30, 2023 from $2,744 million for the fiscal year ended September 30, 2022. U.S. Recorded Music revenue decreased by $47 million, or 2%. The primary driver was the decrease of U.S. Recorded Music digital revenue of $58 million, or 4%, which includes the Copyright Settlement and the impact of an additional week in the prior year. U.S. Recorded Music streaming revenue decreased by $19 million, or 1%, as a result of a lighter release schedule and the market-related slowdown in ad-supported revenue, as well as the impact of an additional week in the prior year. Download and other digital revenue decreased by $39 million due to the Copyright Settlement in the prior year and continued shift to streaming services. Decreases are also attributable to lower U.S. Recorded Music physical revenue of $5 million due to a lighter release schedule. U.S. Recorded Music artist services and expanded-rights revenue decreased by $2 million, primarily driven by lower advertising revenue, partially offset by higher merchandising and other artist services and expanded-rights revenue. The increase in licensing revenue of $18 million is due to growth in synchronization and other licensing revenue. U.S. Music Publishing revenue increased by $69 million, or 13%, to $582 million for the fiscal year ended September 30, 2023 from $513 million for the fiscal year ended September 30, 2022. This was primarily driven by the increase in U.S. Music Publishing of $68 million in digital revenue due to the continued growth in streaming services, the impact of digital deal renewals, which includes the Company’s TikTok renewal, and a $4 million year-over-year increase in the impact of the CRB Rate Benefit, partially offset by $7 million of the Copyright Settlement in the prior year. U.S. Music Publishing streaming revenue increased by $75 million, or 23%. Performance and mechanical revenue both increased by $2 million. The decrease in synchronization revenue of $4 million is due to lower commercial licensing activity, partially offset by copyright infringement settlements.
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
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$2,167	$1,998	$1,960	$169	8%	$38	2%
Product costs	1,188	1,179	1,120	9	1%	59	5%
Total cost of revenues	$3,355	$3,177	$3,080	$178	6%	$97	3%
2024 vs. 2023
Our cost of revenues increased by $178 million, or 6%, to $3,355 million for the fiscal year ended September 30, 2024 from $3,177 million for the fiscal year ended September 30, 2023. Expressed as a percentage of revenues, cost of revenues decreased to 52% for the fiscal year ended September 30, 2024 from 53% for the fiscal year ended September 30, 2023.
Artist and repertoire costs increased by $169 million, to $2,167 million for the fiscal year ended September 30, 2024 from $1,998 million for the fiscal year ended September 30, 2023. Artist and repertoire costs as a percentage of revenue increased to 34% for the fiscal year ended September 30, 2024, from 33% for the fiscal year ended September 30, 2023, primarily due to revenue mix, timing of artist and repertoire investments, partially offset by the impact of the Licensing Extension which had minimal associated cost of revenues.
Product costs increased by $9 million, to $1,188 million for the fiscal year ended September 30, 2024 from $1,179 million for the fiscal year ended September 30, 2023. Product costs as a percentage of revenue decreased to 18% for the fiscal year ended September 30, 2024 from 20% for the fiscal year ended September 30, 2023 due to revenue mix from lower artist services and expanded-rights revenue, partially offset by higher costs on third-party distributed label revenue.
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
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$1,089	$991	$939	$98	10%	$52	6%
Selling and marketing expense	685	710	792	(25)	-4%	(82)	-10%
Distribution expense	105	125	131	(20)	-16%	(6)	-5%
Total selling, general and administrative expense	$1,879	$1,826	$1,862	$53	3%	$(36)	-2%
______________________________________
(1)Includes depreciation expense of $103 million, $87 million and $76 million for the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022, respectively.
2024 vs. 2023
Total selling, general and administrative expense increased by $53 million, or 3%, to $1,879 million for the fiscal year ended September 30, 2024 from $1,826 million for the fiscal year ended September 30, 2023. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 29% for the fiscal year ended September 30, 2024 from 30% for the fiscal year ended September 30, 2023.
General and administrative expense increased by $98 million to $1,089 million for the fiscal year ended September 30, 2024 from $991 million for the fiscal year ended September 30, 2023. The increase in general and administrative expense was driven by higher expenses related to transformation initiatives of $23 million, higher depreciation expense related to IT assets being placed in service of $16 million, higher non-cash stock-based compensation expense of $9 million, the impact of acquisitions of approximately $7 million, and unfavorable movements in foreign currency exchange rates of $1 million. These expenses are partially offset by savings from the Company’s restructuring plans, the majority of which has been reinvested into the business, including incremental investment in technology of $28 million, and lower Executive Transition Costs of $7 million related to severance for our previous CEO and CFO in the prior year. Expressed as a percentage of revenue, general and administrative expense increased to 17% for the fiscal year ended September 30, 2024, from 16% for the fiscal year ended September 30, 2023.

Selling and marketing expense decreased by $25 million, or 4%, to $685 million for the fiscal year ended September 30, 2024 from $710 million for the fiscal year ended September 30, 2023. Expressed as a percentage of revenue, selling and marketing expense decreased to 11% for the fiscal year ended September 30, 2024 from 12% for the fiscal year ended September 30, 2023 due to lower variable marketing spend and an increase in savings from the Company’s restructuring plans.
Distribution expense decreased by $20 million, to $105 million for the fiscal year ended September 30, 2024 from $125 million for the fiscal year ended September 30, 2023 driven by revenue mix. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the fiscal years ended September 30, 2024 and September 30, 2023.
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

Restructuring and Impairments
2024 vs. 2023
For the fiscal year ended September 30, 2024, total restructuring and impairment costs were $177 million consisting of approximately $128 million of restructuring charges and approximately $50 million of non-cash impairment losses related to the Strategic Restructuring Plan. Restructuring costs in the prior year are attributed to the 2023 Restructuring Plan.
2023 vs. 2022
For the fiscal year ended September 30, 2023, total restructuring costs were $40 million consisting of severance costs for the 2023 Restructuring Plan.
Net gain on divestitures
2024 vs. 2023
During the fiscal year ended September 30, 2024, the Company recorded a pre-tax gain of $32 million in connection with the divestiture of certain sound recording and publishing rights and the divestitures of certain non-core O&O Media Properties.
2023 vs. 2022
During the fiscal year ended September 30, 2023, the Company sold its interest in certain sound recording rights and recorded a pre-tax gain of $41 million, which was recorded as a net gain on divestiture in the accompanying consolidated statement of operations. There was no net gain or loss on divestiture recorded during the fiscal year ended September 30, 2022.
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

	For the Fiscal Year Ended September 30,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$435	$430	$551	$5	1%	$(121)	-22%
Income attributable to noncontrolling interest	43	9	4	34	—%	5	—%
Net income	478	439	555	39	9%	(116)	-21%
Income tax expense	123	170	185	(47)	-28%	(15)	-8%
Income before income taxes	601	609	740	(8)	-1%	(131)	-18%
Other expense (income)	61	36	(151)	25	69%	187	—%
Interest expense, net	161	141	125	20	14%	16	13%
Loss on extinguishment of debt	—	4	—	(4)	-100%	4	—%
Operating income	823	790	714	33	4%	76	11%
Amortization expense	224	245	263	(21)	-9%	(18)	-7%
Depreciation expense	103	87	76	16	18%	11	15%
Restructuring and impairments	177	42	8	135	—%	34	—%
Transformation initiative costs	76	53	46	23	43%	7	15%
Executive transition costs	—	7	—	(7)	-100%	7	—%
Net gain on divestitures	(32)	(41)	—	9	-22%	(41)	—%
Non-cash stock-based compensation and other related costs	61	52	42	9	17%	10	24%
Adjusted OIBDA	$1,432	$1,235	$1,149	$197	16%	$86	7%
Adjusted OIBDA
2024 vs. 2023
Adjusted OIBDA increased by $197 million to $1,432 million for the fiscal year ended September 30, 2024, from $1,235 million for the fiscal year ended September 30, 2023 as a result of strong operating performance, the favorable impacts of the

Licensing Extension of $67 million and the Digital License Renewal of $6 million year-over-year, savings from the Company’s restructuring plans, the majority of which was reinvested in the Company’s business, and the impact of the CRB Rate Benefit of $6 million in the prior year. Expressed as a percentage of total revenue, Adjusted OIBDA margin increased to 22% for the fiscal year ended September 30, 2024 from 20% for the fiscal year ended September 30, 2023, due to strong operating performance, the Licensing Extension, the Digital License Renewal, and savings from the Company’s restructuring plans, the majority of which was reinvested in the Company’s business.
2023 vs. 2022
Adjusted OIBDA increased by $86 million to $1,235 million for the fiscal year ended September 30, 2023, from $1,149 million for the fiscal year ended September 30, 2022 as a result of strong operating performance, partially offset by the benefit of the Copyright Settlement and the extra week in the fiscal year ended September 30, 2022. Expressed as a percentage of total revenue, Adjusted OIBDA margin increased to 20% for the fiscal year ended September 30, 2023 from 19% for the fiscal year ended September 30, 2022 due to strong operating performance.
Non-cash stock-based compensation and other related costs
2024 vs. 2023
Our non-cash stock-based compensation and other related costs increased by $9 million to $61 million for the fiscal year ended September 30, 2024 from $52 million for the fiscal year ended September 30, 2023, primarily related to issuance of additional restricted stock units and market-based performance stock units, in addition to the acceleration of expense related to awards associated with certain employees that were terminated under the Strategic Restructuring Plan.
2023 vs. 2022
Our non-cash stock-based compensation and other related costs increased by $10 million to $52 million for the fiscal year ended September 30, 2023 from $42 million for the fiscal year ended September 30, 2022, primarily related to the separation agreement with our previous Chief Executive Officer during the fiscal year ended September 30, 2023.
Net gain on divestitures
2024 vs. 2023
Net gain on divestitures during the fiscal year ended September 30, 2024 includes a pre-tax gain of $32 million in connection with the divestitures of certain sound recording and publishing rights, including a divestiture of certain non-core O&O Media Properties in connection with the Strategic Restructuring Plan. This compares to a pre-tax gain of $41 million during the fiscal year ended September 30, 2023.
2023 vs. 2022
During the fiscal year ended September 30, 2023, the Company sold its interest in certain sound recording rights and recorded a pre-tax gain of $41 million. There was no net gain or loss on divestiture recorded during the fiscal year ended September 30, 2022.
Executive transition costs

2024 vs. 2023
There were no executive transition costs recorded during the fiscal year ended September 30, 2024. During the fiscal year ended September 30, 2023, the Company incurred Executive Transition Costs of $7 million, which mainly consisted of severance for our previous CEO and CFO.
2023 vs. 2022
During the fiscal year ended September 30, 2023, the Company incurred Executive Transition Costs of $7 million, which mainly consisted of severance for our previous CEO and CFO. There were no executive transition costs recorded during the fiscal year ended September 30, 2022.
Transformation initiative costs
2024 vs. 2023
Our transformation initiative costs increased by $23 million to $76 million for the fiscal year ended September 30, 2024 from $53 million for the fiscal year ended September 30, 2023 due to an increase in costs associated with our finance transformation.
2023 vs. 2022
Our transformation initiative costs increased by $7 million to $53 million for the fiscal year ended September 30, 2023 from $46 million for the fiscal year ended September 30, 2022 due to an increase in costs associated with our finance transformation.
Restructuring and Impairments
2024 vs. 2023
Our restructuring and impairment charges increased to $177 million for the fiscal year ended September 30, 2024, from $42 million for the fiscal year ended September 30, 2023. The increase is primarily driven by costs recorded in connection with the Strategic Restructuring Plan which include non-cash impairment charges of approximately $50 million and restructuring costs of approximately $128 million. Restructuring costs in the prior year are attributed to the 2023 Restructuring Plan.
2023 vs. 2022
Our restructuring and impairment charges increased to $42 million for the fiscal year ended September 30, 2023 primarily related to the 2023 Restructuring Plan. This compares to restructuring costs of $8 million for the fiscal year ended September 30, 2022.
Depreciation expense
2024 vs. 2023
Our depreciation expense increased by $16 million to $103 million for the fiscal year ended September 30, 2024 from $87 million for the fiscal year ended September 30, 2023. This increase is primarily due to an increase in IT assets being placed into service.
2023 vs. 2022
Our depreciation expense increased by $11 million to $87 million for the fiscal year ended September 30, 2023 from $76 million for the fiscal year ended September 30, 2022. This increase is primarily due to an increase in technology capital spend and assets being placed into service.

Amortization expense
2024 vs. 2023
Our amortization expense decreased by $21 million, or 9%, to $224 million for the fiscal year ended September 30, 2024 from $245 million for the fiscal year ended September 30, 2023. The decrease is primarily due to certain intangible assets becoming fully amortized, partially offset by incremental amortization related to acquisitions of music-related assets.
2023 vs. 2022

Our amortization expense decreased by $18 million, or 7%, to $245 million for the fiscal year ended September 30, 2023 from $263 million for the fiscal year ended September 30, 2022. The decrease is primarily due to certain intangible assets becoming fully amortized.
Operating income
2024 vs. 2023
Our operating income increased by $33 million to $823 million for the fiscal year ended September 30, 2024 from $790 million for the fiscal year ended September 30, 2023. The increase in operating income was due to the factors that led to the increase in Adjusted OIBDA noted above, as well as lower amortization expense, partially offset by higher restructuring and non-cash impairment charges, higher depreciation expense and a decrease in net gain on divestitures as noted above.
2023 vs. 2022
Our operating income increased by $76 million to $790 million for the fiscal year ended September 30, 2023 from $714 million for the fiscal year ended September 30, 2022. The increase in operating income was due to the factors that led to the increase in Adjusted OIBDA noted above, and lower amortization, partially offset by higher depreciation expense as noted above.
Loss on extinguishment of debt
2024 vs. 2023
There was no loss on extinguishment of debt for the fiscal year ended September 30, 2024. For the fiscal year ended September 30, 2023, we recorded a loss on extinguishment of debt in the amount of $4 million related to the repayment of Senior Term Loan Facility Tranche H loans.
2023 vs. 2022
We recorded a loss on extinguishment of debt in the amount of $4 million for the fiscal year ended September 30, 2023, which represents the remaining unamortized discount and deferred financing costs in connection with the redemption of Senior Term Loan Facility Tranche H loans. There was no loss on extinguishment of debt for the fiscal year ended September 30, 2022.
Interest expense, net
2024 vs. 2023
Our interest expense, net, increased to $161 million for the fiscal year ended September 30, 2024 from $141 million for the fiscal year ended September 30, 2023 due to the maturity of the interest rate swaps and higher interest rates on variable rate debt, partially offset by increased interest income.
2023 vs. 2022
Our interest expense, net, increased to $141 million for the fiscal year ended September 30, 2023 from $125 million for the fiscal year ended September 30, 2022 due to higher principal balance related to the issuance of incremental Senior Term Loan Facility and higher interest rates, partially offset by interest income.
Other expense (income)
2024 vs. 2023
Other expense for the fiscal year ended September 30, 2024 primarily includes foreign currency losses on our Euro-denominated debt of $47 million, and currency exchange losses on our intercompany loans of $26 million, partially offset by income earned on equity method investments of $8 million.
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
Income tax expense
2024 vs. 2023
Our income tax expense decreased by $47 million to $123 million for the fiscal year ended September 30, 2024 from $170 million for the fiscal year ended September 30, 2023. The decrease of $47 million in income tax expense is primarily due to the impact from winding down of the Company’s O&O Media Properties, return to provision adjustments, and nontaxable income from partnerships.
2023 vs. 2022
Our income tax expense decreased by $15 million to $170 million for the fiscal year ended September 30, 2023 from $185 million for the fiscal year ended September 30, 2022. The decrease of $15 million in income tax expense is primarily due to the impact of lower pre-tax income in the fiscal year ended September 30, 2023 and benefit of R&D credits. These benefits were partially offset by an increase in unrecognized tax benefit related to uncertain tax positions, higher withholding taxes and higher portion of the pre-tax income being earned outside of the United States in the fiscal year ended September 30, 2023.
Net income
2024 vs. 2023
Net income decreased by $39 million to $478 million for the fiscal year ended September 30, 2024 from $439 million for the fiscal year ended September 30, 2023 as a result of the factors described above.
2023 vs. 2022
Net income decreased by $116 million to $439 million for the fiscal year ended September 30, 2023 from $555 million for the fiscal year ended September 30, 2022 as a result of the factors described above.
Noncontrolling interest
2024 vs. 2023
There was $43 million of income attributable to noncontrolling interest for the fiscal year ended September 30, 2024, an increase of $34 million, from $9 million of income attributable to noncontrolling interest for the fiscal year ended September 30, 2023, driven by higher income from non-wholly-owned subsidiaries in the current year, primarily due to the impact of the Licensing Extension.
2023 vs. 2022
There was $9 million of income attributable to noncontrolling interest for the fiscal year ended September 30, 2023, an increase from $4 million of income attributable to noncontrolling interest for the fiscal year ended September 30, 2022, driven by higher income from non-wholly-owned subsidiaries in the fiscal year ended September 30, 2023.

Business Segment Results
Revenues, operating income (loss) and Adjusted OIBDA by business segment were as follows (in millions):

	For the Fiscal Year Ended September 30,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Recorded Music
Revenues	$5,223	$4,955	$4,966	$268	5%	$(11)	—%
Operating income	916	875	796	41	5%	79	10%
Adjusted OIBDA	1,282	1,094	1,046	188	17%	48	5%
Music Publishing
Revenues	1,210	1,088	958	122	11%	130	14%
Operating income	238	200	139	38	19%	61	44%
Adjusted OIBDA	330	296	233	34	11%	63	27%
Corporate expenses and eliminations
Revenue eliminations	(7)	(6)	(5)	(1)	17%	(1)	20%
Operating loss	(331)	(285)	(221)	(46)	16%	(64)	29%
Adjusted OIBDA loss	(180)	(155)	(130)	(25)	16%	(25)	19%
Total
Revenues	6,426	6,037	5,919	389	6%	118	2%
Operating income	823	790	714	33	4%	76	11%
Adjusted OIBDA	1,432	1,235	1,149	197	16%	86	7%
Recorded Music
Revenues
2024 vs. 2023
Recorded Music revenue increased by $268 million to $5,223 million for the fiscal year ended September 30, 2024 from $4,955 million for the fiscal year ended September 30, 2023. U.S. Recorded Music revenues were $2,210 million and $2,184 million, or 42% and 44% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2024 and September 30, 2023, respectively. International Recorded Music revenues were $3,013 million and $2,771 million, or 58% and 56% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2024 and September 30, 2023, respectively.
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

Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,411	$1,323	$1,345	$88	7%	$(22)	-2%
Product costs	1,188	1,179	1,120	9	1%	59	5%
Total cost of revenues	$2,599	$2,502	$2,465	$97	4%	$37	2%
2024 vs. 2023
Recorded Music cost of revenues increased by $97 million, or 4%, to $2,599 million for the fiscal year ended September 30, 2024 from $2,502 million for the fiscal year ended September 30, 2023. Expressed as a percentage of Recorded Music revenue, cost of revenues remained constant at 50% for each of the fiscal years ended September 30, 2024 and September 30, 2023.
Artist and repertoire costs as a percentage of revenue remained constant at 27% for each of the fiscal years ended September 30, 2024 and September 30, 2023.
Product costs as a percentage of revenue decreased to 23% for the fiscal year ended September 30, 2024 from 24% for the fiscal year ended September 30, 2023. The overall decrease as a percentage of revenue is primarily due to the impact of the Licensing Extension and revenue mix from lower artist services and expanded-rights revenue, partially offset by higher costs on third-party distributed label revenue.
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
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$664	$604	$623	$60	10%	$(19)	-3%
Selling and marketing expense	663	695	775	(32)	-5%	(80)	-10%
Distribution expense	105	125	131	(20)	-16%	(6)	-5%
Total selling, general and administrative expense	$1,432	$1,424	$1,529	$8	1%	$(105)	-7%
______________________________________
(1)Includes depreciation expense of $52 million, $50 million and $51 million for the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022, respectively.

2024 vs. 2023
Recorded Music selling, general and administrative expense increased by $8 million, or 1%, to $1,432 million for the fiscal year ended September 30, 2024 from $1,424 million for the fiscal year ended September 30, 2023. General and administrative expenses increased by $60 million, primarily due to higher non-cash stock-based compensation and other related expenses of $23 million, the impact of acquisitions of approximately $7 million, unfavorable movements in foreign currency exchange rates of $3 million, partially offset by incremental savings from the Company’s restructuring plans, the majority of which has been reinvested into the Company’s business, including incremental investment in technology of $18 million. The decrease in selling and marketing expense was primarily due to lower variable marketing spend and savings from the Company’s restructuring plans. The decrease in distribution expense was primarily due to revenue mix and lower merchandising revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 27% for the fiscal year ended September 30, 2024 from 29% for the fiscal year ended September 30, 2023.
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
Operating income and Adjusted OIBDA
2024 vs. 2023
Recorded Music operating income increased by $41 million to $916 million for the fiscal year ended September 30, 2024 from $875 million for the fiscal year ended September 30, 2023 due to the factors that led to the increase in Recorded Music Adjusted OIBDA noted below, as well as lower amortization expense of $28 million, partially offset by a $24 million year-over-year decrease in net gain on divestitures, $166 million of restructuring and non-cash impairment charges primarily related to the Strategic Restructuring Plan compared to $40 million of restructuring charges in the prior year related to the 2023 Restructuring Plan, and higher non-cash stock-based compensation expense and other related costs of $23 million.
Recorded Music Adjusted OIBDA increased by $188 million, to $1,282 million for the fiscal year ended September 30, 2024 from $1,094 million for the fiscal year ended September 30, 2023. The increase in Adjusted OIBDA is primarily driven by strong operating performance, $67 million year-over-year increase from the Licensing Extension, $6 million year-over-year increase from the Digital License Renewal, and savings from the Company’s restructuring plans, the majority of which has been reinvested in the Company’s business. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin increased to 25% for the fiscal year ended September 30, 2024 from 22% for the fiscal year ended September 30, 2023, which includes the impact from the Licensing Extension and Digital License Renewal.
2023 vs. 2022
Recorded Music operating income increased by $79 million to $875 million for the fiscal year ended September 30, 2023 from $796 million for the fiscal year ended September 30, 2022 driven by the factors affecting Adjusted OIBDA discussed below, as well as lower selling, general and administrative expense, the net gain on sale of the Company’s interest in certain sound recording rights and a decrease in amortization due to certain intangible assets becoming fully amortized, partially offset by lower revenues, higher cost of revenues and costs related to the 2023 Restructuring Plan of $40 million.
Recorded Music Adjusted OIBDA increased by $48 million, to $1,094 million for the fiscal year ended September 30, 2023 from $1,046 million for the fiscal year ended September 30, 2022 due to strong operating performance, the favorable impact of foreign exchange rates, savings from the 2023 Restructuring Plan, partially offset by revenue mix and the impact of an additional week during the fiscal year ended September 30, 2022. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin increased to 22% for the fiscal year ended September 30, 2023 from 21% for the fiscal year ended September 30, 2022 due to the factors that led to the increase in Adjusted OIBDA noted above.

Music Publishing
Revenues
2024 vs. 2023
Music Publishing revenues increased by $122 million, or 11%, to $1,210 million for the fiscal year ended September 30, 2024 from $1,088 million for the fiscal year ended September 30, 2023. U.S. Music Publishing revenues were $660 million and $582 million, or 55% and 53% of consolidated Music Publishing revenues, for the fiscal years ended September 30, 2024 and September 30, 2023, respectively. International Music Publishing revenues were $550 million and $506 million, or 45% and 47% of consolidated Music Publishing revenues, for the fiscal years ended September 30, 2024 and September 30, 2023, respectively.
The overall increase in Music Publishing revenue was driven by growth in digital, performance and synchronization revenue, partially offset by lower mechanical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
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
Cost of revenues
Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$763	$681	$620	$82	12%	$61	10%
Total cost of revenues	$763	$681	$620	$82	12%	$61	10%
2024 vs. 2023
Music Publishing cost of revenues increased by $82 million, or 12%, to $763 million for the fiscal year ended September 30, 2024 from $681 million for the fiscal year ended September 30, 2023. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues remained constant at 63% for each of the fiscal years ended September 30, 2024 and September 30, 2023.
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

Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$123	$114	$110	$9	8%	$4	4%
Selling and marketing expense	2	3	2	(1)	-33%	1	50%
Total selling, general and administrative expense	$125	$117	$112	$8	7%	$5	5%
______________________________________
(1)Includes depreciation expense of $4 million, $3 million and $5 million for the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022, respectively.
2024 vs. 2023
Music Publishing selling, general and administrative expense increased to $125 million for the fiscal year ended September 30, 2024 from $117 million for the fiscal year ended September 30, 2023. The increase was primarily due to higher compensation and employee-related costs, partially offset by a decrease in selling and marketing expense due to lower variable marketing spend. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 10% for the fiscal year ended September 30, 2024 from 11% for the fiscal year ended September 30, 2023.
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
Operating income and Adjusted OIBDA
2024 vs. 2023
Music Publishing operating income increased by $38 million to $238 million for the fiscal year ended September 30, 2024 from $200 million for the fiscal year ended September 30, 2023, driven by the same factors affecting Adjusted OIBDA discussed below as well as a $14 million net gain on a divestiture recognized for the fiscal year ended September 30, 2024, partially offset by an increase in amortization expense of $8 million, and higher non-cash stock-based compensation and other related costs of $1 million.
Music Publishing Adjusted OIBDA increased by $34 million, or 11%, to $330 million for the fiscal year ended September 30, 2024 from $296 million for the fiscal year ended September 30, 2023. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin remained constant at 27% for each of the fiscal years ended September 30, 2024 and September 30, 2023, driven by strong operating performance, partially offset by the CRB Rate Benefit in the prior year of $6 million.
2023 vs. 2022
Music Publishing operating income increased by $61 million to $200 million for the fiscal year ended September 30, 2023 from $139 million for the fiscal year ended September 30, 2022 as a result of higher revenues, partially offset by higher cost of revenues and selling, general and administrative expense.
Music Publishing Adjusted OIBDA increased by $63 million, or 27%, to $296 million for the fiscal year ended September 30, 2023 from $233 million for the fiscal year ended September 30, 2022 largely due to the factors that led to the increase in Music Publishing operating income noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin increased to 27% for the fiscal year ended September 30, 2023 from 24% for the fiscal year ended September 30, 2022 due to strong operating performance and the favorable impact of foreign currency exchange rates, partially offset by revenue mix.

Corporate Expenses and Eliminations
2024 vs. 2023
Our operating loss from corporate expenses and eliminations increased by $46 million to $331 million for the fiscal year ended September 30, 2024 from $285 million for the fiscal year ended September 30, 2023. The increase is primarily due to an increase in depreciation of $13 million, incremental investment in technology of $5 million, restructuring and non-cash impairment charges associated with the Strategic Restructuring Plan of $11 million, and higher expenses related to transformation initiatives of $23 million, partially offset by the Executive Transition Costs of $7 million in the prior year and lower non-cash stock-based compensation and other related costs of $15 million.
Our Adjusted OIBDA loss from corporate expenses and eliminations increased by $25 million to $180 million for the fiscal year ended September 30, 2024 from $155 million for the fiscal year ended September 30, 2023 primarily due to the operating loss factors noted above.
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
Our Adjusted OIBDA loss from corporate expenses and eliminations increased by $25 million to $155 million for the fiscal year ended September 30, 2023 from $130 million for the fiscal year ended September 30, 2022 due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at September 30, 2024
At September 30, 2024, we had $4.014 billion of debt (which is net of $34 million of premiums, discounts and deferred financing costs), $694 million of cash and equivalents (net debt of $3.320 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $518 million of Warner Music Group Corp. equity. This compares to $3.964 billion of debt (which is net of $38 million of premiums, discounts and deferred financing costs), $641 million of cash and equivalents (net debt of $3.323 billion) and $307 million of Warner Music Group Corp. equity at September 30, 2023.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for fiscal years ended September 30, 2024, 2023 and 2022 have been derived from our consolidated financial statements included elsewhere herein.

	Fiscal Year Ended September 30,
	2024	2023	2022
Cash provided by (used in):
Operating activities	$754	$687	$742
Investing activities	(311)	(300)	(824)
Financing activities	(396)	(325)	188
Operating Activities
Cash provided by operating activities was $754 million for the fiscal year ended September 30, 2024 compared to $687 million for the fiscal year ended September 30, 2023 and $742 million for the fiscal year ended September 30, 2022. The $67 million, or 10%, increase in cash provided by operating activities during the current year was primarily due to timing of working capital largely driven by a higher restructuring liability due to the timing of severance payments related to the Strategic Restructuring Plan.
The decrease in cash provided by operating activities for the fiscal year ended September 30, 2023 compared to the fiscal year ended September 30, 2022 was primarily due to timing of working capital, higher cash interest payments due to higher debt balance and higher interest on variable rate debt and higher cash taxes due to lower available foreign tax credits to shield U.S. taxable income coupled with higher forecasted taxable income.
Investing Activities
Cash used in investing activities was $311 million for the fiscal year ended September 30, 2024 compared to $300 million for the fiscal year ended September 30, 2023 and $824 million for the fiscal year ended September 30, 2022.
Cash used in investing activities of $311 million for the fiscal year ended September 30, 2024 consisted of $40 million relating to investments and acquisitions of businesses, $187 million to acquire music-related assets, and $116 million relating to capital expenditures, partially offset by $19 million of proceeds from divestitures and $13 million of proceeds from the sale of investments.
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
Financing Activities
Cash used in financing activities was $396 million for the fiscal year ended September 30, 2024 compared to cash used in financing activities of $325 million for the fiscal year ended September 30, 2023 and cash provided by financing activities of $188 million for the fiscal year ended September 30, 2022.

The $396 million of cash used in financing activities for the fiscal year ended September 30, 2024 consisted of cash paid to settle deferred consideration related to prior year acquisitions of music publishing rights and music catalogs of $20 million, dividends paid of $361 million, deferred financing costs of $2 million, distributions to noncontrolling interest holders of $8 million, and taxes paid to net share settle restricted stock units and Class A common shares of $5 million.
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
There were no drawdowns on the Revolving Credit Facility during the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022.
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
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BBB- in August 2024 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba2 in April 2023 with a positive outlook updated in April 2024. In September 2024, Fitch assigned us a BBB- long-term credit rating with a stable outlook. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.3% as of September 30, 2024. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
Term Loan Mortgage Agreement
On January 27, 2023, Acquisition Corp., along with Warner Records Inc. and Warner Music Inc., entered into an agreement with Truist Bank, which provides for a term loan of $19 million (“Term Loan Mortgage”) secured by the Company’s real estate properties in Nashville, Tennessee. Interest on the Term Loan Mortgage will accrue at a rate of 30-day Secured Overnight Financing Rate (“SOFR”) plus the applicable margin of 1.40% subject to a zero floor. Equal principal installments and interest are due monthly. The outstanding balance for the Term Loan Mortgage as of September 30, 2024 was $18 million.
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
On November 30, 2023, Acquisition Corp. entered into an amendment (the “Fifth Revolving Credit Agreement Amendment”) to the revolving credit agreement, dated January 31, 2018, as amended, among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, Cayman Islands Branch, as predecessor administrative agent, governing Acquisition Corp.’s revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Fifth Revolving Credit Agreement Amendment (among other changes): (i) increased the commitments under the Fifth Revolving Credit Agreement Amendment from an aggregate principal amount of $300 million to an aggregate principal amount of $350 million, (ii) extended the final maturity date of the Revolving Credit Facility from April 3, 2025 to November 30, 2028, (iii) appointed JPMorgan Chase Bank, N.A. as administrative agent in the place of Credit Suisse AG, Cayman Islands Branch, (iv) modified the existing springing Secured Indebtedness to EBITDA Ratio financial maintenance covenant by increasing the springing threshold from $105,000,000 to $140,000,000, and (v) included provisions that allow Acquisition Corp. to terminate the security interests securing the obligations under the Revolving Credit Facility upon the satisfaction of certain conditions and, in the event that the security interests are so terminated, the existing springing Secured Indebtedness to EBITDA Ratio financial maintenance covenant (which is calculated net of up to $250 million of cash and cash equivalents held by Acquisition Corp. and its restricted subsidiaries) shall automatically be replaced with a new financial maintenance covenant prohibiting Acquisition Corp. from permitting the Total Indebtedness to EBITDA Ratio to be greater than 3.60:1.00 (calculated net of all cash and cash equivalents held by Acquisition Corp. and its restricted subsidiaries) as of the end of any fiscal quarter.
On September 20, 2024, Acquisition Corp. entered into an amendment (the “Sixth Revolving Credit Agreement Amendment”) to the revolving credit agreement, dated January 31, 2018, as amended, among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, Cayman Islands Branch, as predecessor administrative agent, governing the Revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Sixth Revolving Credit Agreement Amendment amended the First Lien Indebtedness to EBITDA Ratio, the Senior Secured Indebtedness to EBITDA Ratio and the Total Indebtedness to EBITDA Ratio, in each case so that the applicable ratio is calculated net of up to $750 million of cash and cash equivalents held by Acquisition Corp. and its restricted subsidiaries as of the date of determination.
Acquisition Corp. is the borrower under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $350 million and includes a $90 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Revolving Term SOFR”), and other rates for alternate currencies, such as EURIBOR and SONIA, as provided in the Revolving Credit Agreement, subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving Term SOFR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.05x at September 30, 2024, the applicable margin for SOFR loans and RFR loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement).
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
On June 30, 2023, Acquisition Corp. entered into an increase supplement (the “Third Increase Supplement”) to the Senior Term Loan Credit Agreement among Acquisition Corp., the guarantors party thereto, the lender party thereto and Credit Suisse AG, as administrative agent, pursuant to which Acquisition Corp. has borrowed additional Tranche G term loans in an amount equal to $150 million, the proceeds of which have been used to prepay the Tranche H term loans in full (see “Senior Term Loan Facility Amendment”), for an aggregate principal amount outstanding under the Senior Term Loan Credit Agreement of $1,295 million. The Company recorded a loss on extinguishment of debt of approximately $4 million for the fiscal year ended September 30, 2024, which represents the remaining unamortized discount and deferred financing costs of the Tranche H term loan.

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
On January 24, 2024, Acquisition Corp entered into an amendment (the “Fourteenth Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendments dated as of May 9, 2013, July 15, 2016, November 21, 2016, May 22, 2017, December 6, 2017, March 14, 2018, June 7, 2018, January 20, 2021, March 8, 2021, November 1, 2022, May 10, 2023, June 30, 2023 and December 29, 2023), among Acquisition Corp., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with JPMorgan Chase Bank N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Fourteenth Amendment (among other changes) extends the maturity date of its outstanding term loans from January 20, 2028 to January 24, 2031 through the issuance of tranche I term loans and refinancing of the existing tranche G term loans. The tranche I term loans shall bear interest at a rate equal to, at Acquisition Corp.’s election (i) the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Term SOFR”) subject to a zero floor, plus 2.00% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR, plus 1.00% per annum, in each case, subject to a 1.00% floor, plus 1.00% per annum. In connection with the Fourteenth Amendment, the Company recognized approximately $3 million of expenses associated with fees paid to third parties and capitalized approximately $2 million in fees paid to creditors. Certain participating lenders were repaid and replaced by new lenders. The proceeds and repayments of $42 million have been presented in the accompanying consolidated statement of cash flows.
On September 17, 2024, Acquisition Corp. entered into an amendment (the “Fifteenth Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendments dated as of May 9, 2013, July 15, 2016, November 21, 2016, May 22, 2017, December 6, 2017, March 14, 2018, June 7, 2018, January 20, 2021, March 8, 2021, November 1, 2022, May 10, 2023, June 30, 2023, December 29, 2023 and January 24, 2024), among Acquisition Corp., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with JPMorgan Chase Bank N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Fifteenth Amendment (among other changes) reprices the term loans through the issuance of tranche J term loans and the refinancing of the existing tranche I term loans. The tranche J term loans shall bear interest at a rate equal to, at Acquisition Corp.’s election (i) Term SOFR subject to a zero floor, plus 1.75% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR, plus 1.00% per annum, in each case, subject to a 1.00% floor, plus 1.00% per annum. In connection with the Fifteenth Amendment, the Company recognized approximately $2 million of expenses associated with fees paid to third parties. Certain participating lenders were repaid and replaced by new lenders. The proceeds and repayments of $62 million have been presented in the accompanying consolidated statement of cash flows.
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
Interest Rates and Fees
Term loan borrowings under the Senior Term Loan Credit Agreement bear interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) the forward-looking term rate based on Term SOFR subject to a zero floor, plus 1.75% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR, plus 1.00% per annum, subject to a 1.00% floor, plus, in each case, 1.00% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.00% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.00% per annum above the amount that would apply to an alternative base rate loan.
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
The negative covenants are subject to customary exceptions. There are no financial covenants included in the Revolving Credit Agreement, other than a springing leverage ratio of 5.00:1.00 (with no step-down), which is not tested, unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $140 million. There are no financial covenants included in the Senior Term Loan Credit Agreement or the Secured Notes Indenture.
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
Existing Debt as of September 30, 2024
As of September 30, 2024, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2031	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	363
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	497
3.000% Senior Secured Notes due 2031	800
Mortgage Term Loan due 2033	18
Total long-term debt, including the current portion	$4,048
Issuance premium less unamortized discount and unamortized deferred financing costs	(34)
Total long-term debt, including the current portion, net	$4,014
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility with no letters of credit outstanding at September 30, 2024. There were no loans outstanding under the Revolving Credit Facility at September 30, 2024.
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
On August 15, 2024, the Company’s board of directors declared a cash dividend of $0.18 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid on September 4, 2024.
On November 8, 2024, the Company’s board of directors declared a cash dividend of $0.18 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on December 3, 2024 to stockholders of record as of the close of business on November 19, 2024.
The Company paid cash dividends to stockholders and participating security holders of $361 million, $340 million and $318 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of September 30, 2024.
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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended September 30, 2024, for the twelve months ended September 30, 2023 and for the three months ended September 30, 2024 and September 30, 2023. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended September 30, 2024. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Net Income	$478	$439	$48	$154
Income tax expense	123	170	3	58
Interest expense, net	161	141	40	36
Depreciation and amortization	327	332	83	79
Loss on extinguishment of debt (a)	—	4	—	—
Net losses (gains) on divestitures and sale of securities (b)	(42)	(42)	—	—
Restructuring costs (c)	133	58	81	9
Net hedging and foreign exchange (gains) losses (d)	74	43	54	(37)
Transaction costs	7	3	2	3
Business optimization expenses (e)	102	68	28	24
Non-cash stock-based compensation expense (f)	52	49	25	8
Other non-cash charges (g)	54	—	(3)	(1)
Pro forma impact of cost savings initiatives and specified transactions (h)	150	46	34	7
Adjusted EBITDA	$1,619	$1,311	$395	$340
Senior Secured Indebtedness (i)	$3,320
Leverage Ratio (j)	2.05x
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
(e)Reflects costs associated with our transformation initiatives and IT system updates, which includes costs of $20 million and $76 million related to our finance transformation for the three and twelve months ended September 30, 2024, respectively, as well as $14 million and $53 million for the three and twelve months ended September 30, 2023, respectively.
(f)Reflects non-cash stock-based compensation expense related to the Omnibus Incentive Plan and the Warner Music Group Corp. Senior Management Free Cash Flow Plan in the prior year.
(g)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market adjustment of equity investments, investment losses (gains) and $50 million of non-cash impairment losses resulting from the Strategic Restructuring Plan in the current year.
(h)Reflects expected savings resulting from transformation initiatives, including the Strategic Restructuring Plan and the 2023 Restructuring Plan, and the pro forma impact of certain specified transactions for the three and twelve months ended September 30, 2024. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $59 million increase in the twelve months ended September 30, 2024 Adjusted EBITDA.
(i)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $4.014 billion less cash of $694 million.
(j)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of September 30, 2024 not exceeding $750 million in accordance with the Sixth Revolving Credit Agreement Amendment as described further in Note 10. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $140 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $140 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
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

Contractual and Other Obligations
Firm Commitments
The following table summarizes the Company’s aggregate contractual obligations at September 30, 2024, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Firm Commitments and Outstanding Debt	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(in millions)
Senior Secured Notes (1)	$—	$—	$363	$2,372	$2,735
Interest on Senior Secured Notes (1)	86	172	162	89	509
Senior Term Loan Facility (1)	—	—	—	1,295	1,295
Interest on Senior Term Loan Facility (1)	78	138	140	93	449
Term Loan Mortgage (1)	—	—	—	18	18
Interest on Term Loan Mortgage (1)	1	2	1	2	6
Operating leases (2)	58	107	99	63	327
Artist, songwriter and co-publisher commitments (3)	558	*	*	*	558
Minimum funding commitments to investees and other obligations (4)	24	54	1	—	79
Total firm commitments and outstanding debt	$805	$473	$766	$3,932	$5,976
______________________________________
The following is a description of our firmly committed contractual obligations at September 30, 2024:
(1)Outstanding debt obligations consist of the Senior Secured Notes, Senior Term Loan Facility and the Term Loan Mortgage. These obligations have been presented based on the principal amounts due as of September 30, 2024. Amounts do not include any fair value adjustments, bond premiums, discounts or unamortized deferred financing costs.
(2)Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world.
(3)The Company routinely enters into long-term commitments with recording artists, songwriters and publishers for the future delivery of music. Such commitments generally become due only upon delivery and Company acceptance of albums from the recording artists or future musical compositions from songwriters and publishers. Additionally, such commitments are typically cancellable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, off-balance sheet aggregate firm commitments to such talent approximated $558 million at September 30, 2024. The aggregate firm commitments expected for the next twelve-month period based on contractual obligations and the Company’s expected release schedule approximates $329 million at September 30, 2024.
(4)We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above. Other long-term liabilities, which are not included in the table above, include $10 million and $13 million of liabilities for uncertain tax positions as of September 30, 2024 and September 30, 2023, respectively. We are unable to accurately predict when these amounts will be realized or released.
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
As of September 30, 2024, we had recorded goodwill in the amount of $2.021 billion, including $1.557 billion and $464 million for our Recorded Music and Music Publishing businesses, respectively, primarily related to the Merger and PLG Acquisition. As of September 30, 2024, we had recorded indefinite-lived intangible assets of $152 million. We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year as of July 1. We performed a qualitative assessment for our reporting units and other indefinite-lived intangible assets in fiscal 2024. This assessment considered changes in our projected future cash flows and discount rates, recent market transactions and overall macroeconomic conditions. Based on this assessment, we concluded that it was more likely than not that the estimated fair values of our reporting units and other indefinite-lived intangible assets were higher than their carrying values and that the performance of a quantitative impairment test was not required.
See Note 9 to the consolidated financial statements for a further discussion of our goodwill and intangible assets.
Revenue Recognition
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
We had $2,549 million and $2,219 million of royalty payables in our balance sheet at September 30, 2024 and September 30, 2023, respectively.
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
We had $1,344 million and $1,101 million of advances in our balance sheet at September 30, 2024 and September 30, 2023, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included elsewhere herein for more information regarding recently issued accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 17 to our consolidated financial statements included herein, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2024, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2023.
Foreign Currency Risk
Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our euro-denominated debt, which can offset declines in the euro. As of September 30, 2024, the Company had no outstanding hedge contracts.
Interest Rate Risk
We had $4.048 billion of principal debt outstanding at September 30, 2024, of which $1.313 billion was variable-rate debt and $2.735 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At September 30, 2024, 68% of the Company’s debt was at a fixed rate. In addition, as of September 30, 2024, we have the option under all of our floating rate debt under the Senior Term Loan Facility to select a one, two, three or six month SOFR rate.
Based on the level of interest rates prevailing at September 30, 2024, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.836 billion. Further, as of September 30, 2024, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $32 million or increase the fair value of the fixed-rate debt by approximately $33 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
WARNER MUSIC GROUP CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Warner Music Group Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended September 30, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 21, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over Recorded Music digital revenue
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company generated $3,519 million of digital revenues within the Recorded Music segment for the year ended September 30, 2024. The Company’s Recorded Music digital revenue recognition process involves a high volume of royalty transactions dependent on several information technology (IT) applications responsible for the initiation, processing, and recording of transactions in accordance with the Company’s accounting policy.
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
November 21, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Warner Music Group Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Warner Music Group Corp. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended September 30, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated November 21, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
New York, New York
November 21, 2024

Warner Music Group Corp.
Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)

	September 30, 2024	September 30, 2023
Assets
Current assets:
Cash and equivalents	$694	$641
Accounts receivable, net of allowances of $26 million and $19 million	1,255	1,120
Inventories	99	126
Royalty advances expected to be recouped within one year	470	413
Prepaid and other current assets	125	102
Total current assets	2,643	2,402
Royalty advances expected to be recouped after one year	874	688
Property, plant and equipment, net	481	458
Operating lease right-of-use assets, net	225	245
Goodwill	2,021	1,993
Intangible assets subject to amortization, net	2,359	2,353
Intangible assets not subject to amortization	152	149
Deferred tax assets, net	52	32
Other assets	348	225
Total assets	$9,155	$8,545
Liabilities and Equity
Current liabilities:
Accounts payable	$289	$300
Accrued royalties	2,549	2,219
Accrued liabilities	641	533
Accrued interest	17	18
Operating lease liabilities, current	45	41
Deferred revenue	246	371
Other current liabilities	110	57
Total current liabilities	3,897	3,539
Long-term debt	4,014	3,964
Operating lease liabilities, noncurrent	228	255
Deferred tax liabilities, net	195	216
Other noncurrent liabilities	146	141
Total liabilities	$8,480	$8,115
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 142,559 and 138,345 shares issued and outstanding as of September 30, 2024 and September 30, 2023, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 375,380 and 377,650 issued and outstanding as of September 30, 2024 and September 30, 2023, respectively	1	1
Additional paid-in capital	2,077	2,015
Accumulated deficit	(1,313)	(1,387)
Accumulated other comprehensive loss, net	(247)	(322)
Total Warner Music Group Corp. equity	518	307
Noncontrolling interest	157	123
Total equity	675	430
Total liabilities and equity	$9,155	$8,545
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)

	Fiscal Year Ended September 30,
	2024	2023	2022
Revenue	$6,426	$6,037	$5,919
Costs and expenses:
Cost of revenue	(3,355)	(3,177)	(3,080)
Selling, general and administrative expenses (a)	(1,879)	(1,826)	(1,862)
Restructuring and impairments	(177)	(40)	—
Amortization expense	(224)	(245)	(263)
Total costs and expenses	(5,635)	(5,288)	(5,205)
Net gain on divestitures	32	41	—
Operating income	823	790	714
Loss on extinguishment of debt	—	(4)	—
Interest expense, net	(161)	(141)	(125)
Other (expense) income, net	(61)	(36)	151
Income before income taxes	601	609	740
Income tax expense	(123)	(170)	(185)
Net income	478	439	555
Less: Income attributable to noncontrolling interest	(43)	(9)	(4)
Net income attributable to Warner Music Group Corp.	$435	$430	$551

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.83	$0.82	$1.06
Class B – Basic and Diluted	$0.83	$0.82	$1.06
Weighted average common shares:
Class A – Basic and Diluted	140,882	138,070	133,662
Class B – Basic and Diluted	376,641	377,650	381,046

(a) Includes depreciation expense:	$(103)	$(87)	$(76)
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income
(In millions)

	Fiscal Year Ended September 30,
	2024	2023	2022
Net income	$478	$439	$555
Other comprehensive income (loss), net of tax:
Foreign currency adjustment, net	78	36	(184)
Deferred (loss) gain on derivative financial instruments	(1)	(12)	30
Minimum pension liability	(2)	1	9
Other comprehensive income (loss), net of tax	75	25	(145)
Total comprehensive income	553	464	410
Less: Income attributable to noncontrolling interest	(43)	(9)	(4)
Comprehensive income attributable to Warner Music Group Corp.	$510	$455	$406
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Year Ended September 30,
	2024	2023	2022
Cash flows from operating activities
Net income	$478	$439	$555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	327	332	339
Unrealized losses (gains) and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	68	38	(169)
Deferred income taxes	(48)	(13)	13
Loss on extinguishment of debt	—	4	—
Net loss (gain) on investments	(6)	(3)	46
Net loss (gain) on divestitures	(32)	(42)	—
Non-cash interest expense	6	2	6
Non-cash stock-based compensation expense	52	49	39
Non-cash impairments and restructuring	57	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(110)	(113)	(195)
Inventories	30	(12)	(22)
Royalty advances	(222)	(191)	(94)
Other noncurrent assets	(85)	(10)	(12)
Accounts payable and accrued liabilities	86	77	(21)
Royalty payables	275	256	158
Accrued interest	(6)	1	3
Operating lease liabilities	(5)	(4)	(6)
Deferred revenue	(133)	(58)	86
Other balance sheet changes	22	(65)	16
Net cash provided by operating activities	754	687	742
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs	(187)	(114)	(191)
Capital expenditures	(116)	(127)	(135)
Investments and acquisitions of businesses, net of cash received	(40)	(126)	(509)
Proceeds from the sale of investments	13	22	11
Proceeds from divestitures	19	45	—
Net cash used in investing activities	(311)	(300)	(824)
Cash flows from financing activities
Partial proceeds from Senior Term Loan Facility refinancing	104	146	—
Partial repayment of Senior Term Loan Facility refinancing	(104)	—	—
Proceeds from Term Loan Mortgage	—	19	—
Repayment of Term Loan Mortgage	—	(1)	—
Proceeds from issuance of 3.750% Senior Secured Notes due 2029	—	—	535
Deferred financing costs paid	(2)	(3)	(5)
Distribution to noncontrolling interest holders	(8)	(12)	(6)
Dividends paid	(361)	(340)	(318)
Payment of deferred and contingent consideration	(20)	(133)	(7)
Taxes paid related to net share settlement of restricted stock units and common stock	(5)	—	(6)
Other	—	(1)	(5)
Net cash (used in) provided by financing activities	(396)	(325)	188
Effect of exchange rate changes on cash and equivalents	6	(5)	(21)
Net increase in cash and equivalents	53	57	85
Cash and equivalents at beginning of period	641	584	499
Cash and equivalents at end of period	$694	$641	$584
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)
	Shares	Value	Shares	Value
Balances at September 30, 2021	122,414	$—	391,971	$1	$1,942	$(1,710)	$(202)	$31	$15	$46
Net income	—	—	—	—	—	551	—	551	4	555
Other comprehensive loss, net of tax	—	—	—	—	—	—	(145)	(145)	—	(145)
Dividends ($0.61 per share)	—	—	—	—	—	(318)	—	(318)	—	(318)
Stock-based compensation expense	—	—	—	—	43	—	—	43	—	43
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6)	(6)
Vesting of restricted stock units, net of shares withheld for employee taxes	277	—	—	—	(6)	—	—	(6)	—	(6)
Conversion of Class B shares to Class A shares	14,321	—	(14,321)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	187	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	(4)	—	—	(4)	3	(1)
Balances at September 30, 2022	137,199	$—	377,650	$1	$1,975	$(1,477)	$(347)	$152	$16	$168
Net income	—	—	—	—	—	430	—	430	9	439
Other comprehensive income, net of tax	—	—	—	—	—	—	25	25	—	25
Dividends ($0.65 per share)	—	—	—	—	—	(340)	—	(340)	—	(340)
Stock-based compensation expense	—	—	—	—	39	—	—	39	—	39
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(12)	(12)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	112	112
Shares issued under the Plan	869	—	—	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	277	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	1	—	—	1	(2)	(1)
Balances at September 30, 2023	138,345	$—	377,650	$1	$2,015	$(1,387)	$(322)	$307	$123	$430
Net income	—	—	—	—	—	435	—	435	43	478
Other comprehensive income, net of tax	—	—	—	—	—	—	75	75	—	75
Dividends ($0.69 per share)	—	—	—	—	—	(361)	—	(361)	—	(361)
Stock-based compensation expense	—	—	—	—	67	—	—	67	—	67
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(8)	(8)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Shares issued under the Plan	1,738	—	—	—	—	—	—	—	—	—
Exchange of Class B shares for Class A shares	2,270	—	(2,270)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	206	—	—	—	(5)	—	—	(5)	—	(5)
Balances at September 30, 2024	142,559	$—	375,380	$1	$2,077	$(1,313)	$(247)	$518	$157	$675
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
Access continues to hold all of the Class B common stock of the Company, par value $0.001 per share (“Class B Common Stock”), representing approximately 98% of the total combined voting power of the Company’s outstanding common stock and approximately 72% of the economic interest as of September 30, 2024. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ.
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
Prior to the start of the 2023 fiscal year, the Company maintained a 52-53 week fiscal year ending on the last Friday in each reporting period. The 2022 fiscal year ended on September 30, 2022 and included 53 weeks. Accordingly, the results of operations for the 2022 fiscal year reflect 53 weeks compared to 52 weeks for the 2023 and 2024 fiscal years. Starting with the 2023 fiscal year, the Company transitioned to a reporting calendar in which the reporting periods end on the last day of the calendar quarter. The Company’s fiscal year begins on October 1 and ends on September 30 of each year.
Basis of Consolidation
The accompanying financial statements present the consolidated accounts of all entities in which the Company has a controlling voting interest and/or variable interest required to be consolidated in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”) requires the Company first evaluate its investments to determine if any investments qualify as a variable interest entity (“VIE”). A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest. As of September 30, 2024 and 2023, there were approximately $77 million and $5 million of assets, respectively, and $2 million and $2 million of liabilities, respectively, related to VIEs included in our consolidated balance sheets.
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
Concentration of Credit Risk
Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. As of both September 30, 2024 and September 30, 2023, Spotify AB represented 18% of the Company’s accounts receivable balance. No other single customer accounted for more than 10% of accounts receivable in either period. The Company, by policy, routinely assesses the financial strength of its customers. As such, the Company does not believe there is any significant collection risk.
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
Foreign currency transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a foreign currency other than the functional currency. The Company recorded foreign currency transaction gains of $2 million, gains of $4 million and losses of $11 million within operating income on the consolidated statement of operations during the years ended September 30, 2024, 2023 and 2022, respectively. Furthermore, the Company recorded foreign currency transaction losses of $72 million, losses of $37 million and gains of $185 million within other (expense) income, net on the consolidated statement of operations during the years ended September 30, 2024, 2023 and 2022, respectively.

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

Advertising
As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”), advertising costs are expensed as incurred. Advertising expense amounted to approximately $119 million, $136 million and $155 million for the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022, respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material for all periods presented.
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
New Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”). The amendment clarifies the accounting for leasehold improvements for leases between entities under common control. Specifically, the ASU 2023-01 requires that leasehold improvements associated with common control leases be both: (1) amortized by the lessee over the useful life of the leasehold improvement to the common control group, regardless of the lease term, and (2) accounted for as an adjustment to equity when leasehold improvements are transferred between entities under common control when the lessee no longer controls the leasehold improvements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023. The Company will adopt this guidance for the fiscal year beginning October 1, 2024 on a prospective basis for all new leasehold improvements recognized on or after that date. The adoption will not have a material impact on the Company’s consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires new financial statement disclosures to provide disaggregated information for certain types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements.
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022.
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
The following table sets forth the calculation of basic and diluted net income per common share under the two-class method (in millions, except share amounts, which are reflected in thousands, and per share data):

	Fiscal Year Ended September 30,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$122	$313	$119	$311	$149	$402
Less: Net income attributable to participating securities (a)	(6)	—	(6)	—	(7)	—
Net income attributable to common stockholders	$116	$313	$113	$311	$142	$402
Denominator
Weighted average shares outstanding	140,882	376,641	138,070	377,650	133,662	381,046
Basic and Diluted EPS	$0.83	$0.83	$0.82	$0.82	$1.06	$1.06
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
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Fiscal Year Ended September 30,
	2024	2023	2022
	(in millions)
Revenue by Type
Digital	$3,519	$3,322	$3,305
Physical	519	507	563
Total Digital and Physical	4,038	3,829	3,868
Artist services and expanded-rights	684	744	767
Licensing	501	382	331
Total Recorded Music	5,223	4,955	4,966
Performance	198	173	159
Digital	763	669	563
Mechanical	58	63	50
Synchronization	175	167	172
Other	16	16	14
Total Music Publishing	1,210	1,088	958
Intersegment eliminations	(7)	(6)	(5)
Total Revenues	$6,426	$6,037	$5,919
Revenue by Geographical Location
U.S. Recorded Music	$2,210	$2,184	$2,231
U.S. Music Publishing	660	582	513
Total U.S.	2,870	2,766	2,744
International Recorded Music	3,013	2,771	2,735
International Music Publishing	550	506	445
Total International	3,563	3,277	3,180
Intersegment eliminations	(7)	(6)	(5)
Total Revenues	$6,426	$6,037	$5,919
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
Based on management’s analysis of sales returns, refund liabilities of $20 million and $19 million were established at September 30, 2024 and September 30, 2023, respectively.
Based on management’s analysis of estimated credit losses, reserves of $26 million and $19 million were established at September 30, 2024 and September 30, 2023, respectively.
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

Deferred revenue increased by $645 million during the fiscal year ended September 30, 2024 and $724 million during the fiscal year ended September 30, 2023 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenue recognized during the fiscal years ended September 30, 2024 and 2023 which was included in the deferred revenue balance at the beginning of each respective period was $330 million and $393 million. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the fiscal years ended September 30, 2024, 2023 and 2022, the Company recognized revenue of $122 million, $91 million and $59 million, respectively, from performance obligations satisfied in previous periods.
Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts containing fixed fees, advances and minimum guarantees. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2024 are as follows:

	FY25	FY26	FY27	Thereafter	Total
	(in millions)
Remaining performance obligations	$445	$153	$5	$1	$604
Total	$445	$153	$5	$1	$604
5. Acquisitions
TenThousand Projects
On August 25, 2023, the Company purchased 51% of the issued and outstanding equity securities of TenThousand Projects Holdings LLC (“TenThousand Projects”), an independent U.S. record label, pursuant to the terms of the unit purchase agreement of the same date among Warner Music Inc., a wholly-owned subsidiary of the Company, TenThousand Projects LLC, and Ten Thousand Projects Holdings LLC (the “Unit Purchase Agreement”). Cash consideration paid was $110 million which was comprised of the base purchase price of $102 million, as adjusted for final working capital, and cash acquired. The base purchase price included $11 million, which was deferred at the time of acquisition and paid during the fiscal year ended September 30, 2024
The acquisition of TenThousand Projects was accounted for as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting, as the Company had acquired a controlling financial interest in TenThousand Projects. The results of operations of TenThousand Projects have been included in the Company’s results of operations from the date of the acquisition.
The fair value of the net assets acquired was approximately $19 million and primarily consisted of royalty advances. The fair value of identifiable intangible assets subject to amortization was approximately $152 million and consists of a recorded music catalog, artist and songwriting contracts, and trademarks which have a fair value of $99 million, $48 million, and $5 million, respectively. The weighted-average useful lives of these intangible assets identified are consistent with the average remaining useful lives of such intangible assets previously acquired by the Company as disclosed in Note 9. The fair value of the noncontrolling interest in the acquiree was approximately $105 million and was determined using the implied enterprise value of the business based on the purchase price. The excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangibles assets, was approximately $44 million and has been recorded as goodwill. The resulting goodwill has been included in our Recorded Music reportable segment and the Company’s 51% share will be deductible for income tax purposes.
At September 30, 2024, the Company updated and finalized the purchase price allocation recorded at September 30, 2023, which resulted in a net decrease to intangible assets of approximately $1 million, a net increase to goodwill of approximately $1 million, a net decrease to other acquired assets and liabilities of $1 million, and a net increase to the fair value of noncontrolling interest in the acquiree of $1 million.
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

6. Comprehensive Income (Loss)
Comprehensive income, which is reported in the accompanying consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of a related tax benefit of $2 million:

	Foreign Currency Translation Gains (Losses) (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2021	$(174)	$(11)	$(17)	$(202)
Other comprehensive loss	(184)	9	30	(145)
Balances at September 30, 2022	$(358)	$(2)	$13	$(347)
Other comprehensive income	36	1	(12)	25
Balances at September 30, 2023	$(322)	$(1)	$1	$(322)
Other comprehensive income	78	(2)	(1)	75
Balances at September 30, 2024	$(244)	$(3)	$—	$(247)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
7. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2024	September 30, 2023
	(in millions)
Land	$11	$11
Buildings and improvements	216	194
Furniture and fixtures	45	37
Computer hardware and software	650	592
Construction in progress	132	107
Machinery and equipment	42	40
Gross Property, Plant and Equipment	$1,096	$981
Less: Accumulated depreciation	(615)	(523)
Net Property, Plant and Equipment	$481	$458
8. Leases
The Company’s lease portfolio consists of operating real estate leases for its corporate offices and, to a lesser extent, storage and other equipment. Under FASB ASC Topic 842, Leases (“ASC 842”), a contract is or contains a lease when (1) an explicitly or implicitly identified asset has been deployed in the contract and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company determines if an arrangement is or contains a lease at inception of the contract. For all leases (finance and operating), other than those that qualify for the short-term recognition exemption, the Company will recognize on the balance sheet a lease liability for its obligation to make lease payments arising from the lease and a corresponding right-of-use (“ROU”) asset representing its right to use the underlying asset over the period of use based on the present value of lease payments over the lease term as of the lease commencement date. ROU assets are adjusted for initial direct costs, lease payments made and incentives. As the rates implicit in our leases are not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. This rate is based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments. The lease term used to calculate the lease liability will include options to extend or terminate the lease when the option to extend or terminate is at the Company’s discretion and it is reasonably certain that the Company will exercise the option. Fixed payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of one year or less, the lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term.

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
The Company enters into operating leases for buildings, office equipment, production equipment, warehouses, and other types of equipment. Our leases have remaining lease terms of 1 year to 19 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
Among the Company’s operating leases are its leases for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London, United Kingdom. The landlord for both leases is an affiliate of Access. As of September 30, 2024 and September 30, 2023, the aggregate lease liability related to these leases was $99 million and $110 million, respectively. See also Note 15, Related Party Transactions.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.
The components of lease expense were as follows:

	Fiscal Year Ended September 30,
	2024	2023
	(in millions)
Lease Cost
Operating lease cost	$53	$52
Short-term lease cost	—	—
Variable lease cost	12	13
Total lease cost	$65	$65
The Company incurred and recorded other occupancy expenses of $26 million and $25 million for the fiscal years ended September 30, 2024 and 2023, respectively.
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended September 30,
	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$59	$56
Right-of-use assets obtained in exchange for operating lease obligations	18	77

Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	September 30, 2023
	(in millions)
Operating Leases
Operating lease right-of-use assets	$225	$245

Operating lease liabilities, current	$45	$41
Operating lease liabilities, noncurrent	228	255
Total operating lease liabilities	$273	$296

Weighted Average Remaining Lease Term
Operating leases	6 years	7 years
Weighted Average Discount Rate
Operating leases	5.56%	5.55%
Maturities of lease liabilities were as follows:

Fiscal Year Ended September 30,	Operating Leases
(in millions)
2025	$58
2026	55
2027	52
2028	51
2029	48
Thereafter	63
Total lease payments	327
Less: Imputed interest	(54)
Total	$273
As of September 30, 2024, we have additional operating leases for facilities that have not yet commenced with total lease obligations of $7 million and a weighted average lease term of 5 years.
9. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2022	$1,456	$464	$1,920
Acquisitions	51	—	51
Other adjustments	22	—	22
Balances at September 30, 2023	$1,529	$464	$1,993
Acquisitions	5	—	5
Other adjustments	23	—	23
Balances at September 30, 2024	$1,557	$464	$2,021
The increase in goodwill during the fiscal year ended September 30, 2024 primarily relates to an acquisition entered into during the fiscal year. The increase in goodwill during the fiscal year ended September 30, 2023 primarily relates to the acquisition of TenThousand Projects as described in Note 5. The other adjustments during both the fiscal years ended September 30, 2024 and September 30, 2023 primarily represent foreign currency movements.

The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The performance of the annual fiscal 2024 impairment analysis did not result in an impairment of the Company’s goodwill.
Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	September 30, 2024	September 30, 2023
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,616	$1,507
Music publishing copyrights	24 years	2,227	2,026
Artist and songwriter contracts	13 years	1,125	1,091
Trademarks	18 years	69	111
Other intangible assets	7 years	69	104
Total gross intangible assets subject to amortization		5,106	4,839
Accumulated amortization		(2,747)	(2,486)
Total net intangible assets subject to amortization		2,359	2,353
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	152	149
Total net intangible assets		$2,511	$2,502
The increase in intangible assets during the fiscal year ended September 30, 2024 primarily relates to various music publishing copyright acquisitions, as well as foreign currency movements.
The Company performs its annual indefinite-lived intangible assets impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s indefinite-lived intangible assets may not be recoverable. The performance of the annual fiscal 2024 impairment analysis did not result in an impairment of the Company’s indefinite-lived intangible assets.
Amortization
Based on the amount of intangible assets subject to amortization at September 30, 2024, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ended September 30,	Amortization Expense
(in millions)
2025	$246
2026	230
2027	200
2028	170
2029	165
Thereafter	1,348
Total	$2,359

10. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	September 30, 2024	September 30, 2023
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2031	1,295	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	363	343
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	497	471
3.000% Senior Secured Notes due 2031	800	800
Term Loan Mortgage	$18	$18
Total long-term debt, including the current portion	$4,048	$4,002
Issuance premium less unamortized discount and unamortized deferred financing costs	$(34)	$(38)
Total long-term debt, including the current portion, net	$4,014	$3,964
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility with no letters of credit outstanding at September 30, 2024 and less letters of credit outstanding of approximately $2 million at September 30, 2023, respectively. There were no loans outstanding under the Revolving Credit Facility at September 30, 2024 or September 30, 2023.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of September 30, 2024 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due
2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured
Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, certain covenants under the Revolving Credit Facility, which are currently suspended, will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility. The Company was in compliance with its all of its covenants that are not currently suspended under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of September 30, 2024.
Fiscal 2024 Transactions
November 2023 Revolving Credit Agreement Amendment
On November 30, 2023, Acquisition Corp. entered into an amendment (the “Fifth Revolving Credit Agreement Amendment”) to the revolving credit agreement, dated January 31, 2018, as amended, among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, Cayman Islands Branch, as predecessor administrative agent, governing Acquisition Corp.’s revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Fifth Revolving Credit Agreement Amendment (among other changes): (i) increased the commitments under the Fifth Revolving Credit Agreement Amendment from an aggregate principal amount of $300 million to an aggregate principal amount of $350 million, (ii) extended the final maturity date of the Revolving Credit Facility from April 3, 2025 to November 30, 2028, (iii) appointed JPMorgan Chase Bank, N.A. as administrative agent in the place of Credit Suisse AG, Cayman Islands Branch, (iv) modified the existing springing Secured Indebtedness to EBITDA Ratio financial maintenance covenant by increasing the springing threshold from $105,000,000 to $140,000,000, and (v) included provisions that allow Acquisition Corp. to terminate the security interests securing the obligations under the Revolving Credit Facility upon the satisfaction of certain conditions and, in the event that the security interests are so terminated, the existing springing Secured Indebtedness to EBITDA Ratio financial maintenance covenant (which is calculated net of up to $250 million of cash and cash equivalents held by Acquisition Corp. and its restricted subsidiaries) shall automatically be replaced with a new financial maintenance covenant prohibiting Acquisition Corp. from permitting the Total Indebtedness to EBITDA Ratio to be greater than 3.60:1.00 (calculated net of all cash and cash equivalents held by Acquisition Corp. and its restricted subsidiaries) as of the end of any fiscal quarter.
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
January 2024 Senior Term Loan Credit Agreement Amendment

On January 24, 2024, Acquisition Corp entered into an amendment (the “Fourteenth Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendments dated as of May 9, 2013, July 15, 2016, November 21, 2016, May 22, 2017, December 6, 2017, March 14, 2018, June 7, 2018, January 20, 2021, March 8, 2021, November 1, 2022, May 10, 2023, June 30, 2023 and December 29, 2023), among Acquisition Corp., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with JPMorgan Chase Bank N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Fourteenth Amendment (among other changes) extends the maturity date of its outstanding term loans from January 20, 2028 to January 24, 2031 through the issuance of tranche I term loans and refinancing of the existing tranche G term loans. The tranche I term loans shall bear interest at a rate equal to, at Acquisition Corp.’s election (i) the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Term SOFR”) subject to a zero floor, plus 2.00% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR, plus 1.00% per annum, in each case, subject to a 1.00% floor, plus 1.00% per annum. In connection with the Fourteenth Amendment, the Company recognized approximately $3 million of expenses associated with fees paid to third parties and capitalized approximately $2 million in fees paid to creditors. Certain participating lenders were repaid and replaced by new lenders. The proceeds and repayments of $42 million have been presented in the accompanying consolidated statement of cash flows.
September 2024 Senior Term Loan Credit Agreement Amendment

On September 17, 2024, Acquisition Corp. entered into an amendment (the “Fifteenth Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendments dated as of May 9, 2013, July 15, 2016, November 21, 2016, May 22, 2017, December 6, 2017, March 14, 2018, June 7, 2018, January 20, 2021, March 8, 2021, November 1, 2022, May 10, 2023, June 30, 2023, December 29, 2023 and January 24, 2024), among Acquisition Corp., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with JPMorgan Chase Bank N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Fifteenth Amendment (among other changes) reprices the term loans through the issuance of tranche J term loans and the refinancing of the existing tranche I term loans. The tranche J term loans shall bear interest at a rate equal to, at Acquisition Corp.’s election (i) Term SOFR subject to a zero floor, plus 1.75% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR, plus 1.00% per annum, in each case, subject to a 1.00% floor, plus 1.00% per annum. In connection with the Fifteenth Amendment, the Company recognized approximately $2 million of expenses associated with fees paid to third parties. Certain participating lenders were repaid and replaced by new lenders. The proceeds and repayments of $62 million have been presented in the accompanying consolidated statement of cash flows.
September 2024 Revolving Credit Agreement Amendment
On September 20, 2024, Acquisition Corp. entered into an amendment (the “Sixth Revolving Credit Agreement Amendment”) to the revolving credit agreement, dated January 31, 2018, as amended, among Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, Cayman Islands Branch, as predecessor administrative agent, governing the Revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Sixth Revolving Credit Agreement Amendment amended the leverage ratios so that the leverage ratios are calculated net of up to $750 million of cash and cash equivalents held by Acquisition Corp. and its restricted subsidiaries as of the date of determination.
Historical Transactions
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

Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Revolving Term SOFR”), and other rates for alternate currencies, such as EURIBOR and SONIA, as provided in the Revolving Credit Agreement, subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving Term SOFR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.05x at September 30, 2024, the applicable margin for SOFR loans and RFR loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
The loans under the Senior Term Loan Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the forward-looking term rate based on Term SOFR subject to a zero floor, plus 1.75% per annum or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR, plus 1.00% per annum, subject to a 1.00% floor, plus, in each case, 1.00% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.00% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.00% per annum above the amount that would apply to an alternative base rate loan.
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
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 24, 2031.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is November 30, 2028.
Maturities of Senior Secured Notes
As of September 30, 2024, there are no scheduled maturities of notes until 2028, when $363 million is scheduled to mature. Thereafter, $2.372 billion is scheduled to mature.

Maturity of Term Loan Mortgage
The maturity date of the Term Loan Mortgage is January 27, 2033, subject to a call option exercisable by Truist Bank at any time after January 27, 2028 if certain criteria relating to the Company’s creditworthiness are met.
Interest Expense, net
Total interest expense, net was $161 million, $141 million and $125 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. Interest expense, net includes interest expense related to our outstanding indebtedness of $182 million, $157 million, $125 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. The weighted-average interest rate of the Company’s total debt was 4.3% at September 30, 2024, 4.1% at September 30, 2023 and 3.5% at September 30, 2022.

11. Income Taxes
The domestic and foreign pretax income from continuing operations is as follows:

	Fiscal Year Ended September 30,
	2024	2023	2022
	(in millions)
Domestic	$67	$218	$385
Foreign	534	391	355
Income before income taxes	$601	$609	$740
Current and deferred income tax expense provided are as follows:

	Fiscal Year Ended September 30,
	2024	2023	2022
	(in millions)
Federal:
Current	$26	$36	$23
Deferred	(45)	(5)	44
Foreign:
Current (a)	137	128	128
Deferred	3	(3)	(30)
U.S. State:
Current	8	19	21
Deferred	(6)	(5)	(1)
Income tax expense	$123	$170	$185
______________________________________
(a)Includes withholding taxes of $28 million, $38 million and $27 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
The differences between the U.S. federal statutory income tax rate of 21.0% for each of the fiscal years ended September 30, 2024, 2023 and 2022 and income taxes provided are as follows:

	Fiscal Year Ended September 30,
	2024	2023	2022
	(in millions)
Taxes on income at the U.S. federal statutory rate	$126	$128	$155
U.S. state and local taxes	1	12	15
Foreign income taxed at different rates, including withholding taxes	29	33	29
Valuation allowance	—	(5)	(6)
Change in tax rates	3	—	1
GILTI and FDII	(3)	(4)	(6)
Federal research and development credits	(3)	(8)	—
Uncertain tax positions	(3)	7	(3)
Non-deductible compensation	11	8	6
Wind down of O&O media properties	(17)	—	—
Return to provision adjustments	(15)	4	(4)
Nontaxable income from partnerships	(9)	(1)	(1)
Other	3	(4)	(1)
Total income tax expense	$123	$170	$185
During the fiscal year ended September 30, 2024, the Company recognized a tax benefit of $15 million primarily related to change in prior year estimate for allowable costs for reported foreign derived intangible income. During the fiscal year ended September 30, 2023, the Company recognized a tax benefit of $8 million related to Federal research and development credits, which was partially offset by $7 million of income tax expense arising from an increase in uncertain tax positions in various jurisdictions.

During the fiscal year ended September 30, 2022, the Company recognized a tax benefit of $8 million for the release of valuation allowances in various foreign jurisdictions.
For the fiscal years ended September 30, 2024 and September 30, 2023, the Company incurred losses in certain foreign territories and has offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. Significant components of the Company’s net deferred tax liabilities are summarized below:

	September 30, 2024	September 30, 2023
	(in millions)
Deferred tax assets:
Allowance and reserves	$27	$25
Employee benefits and compensation	80	71
Other accruals	45	30
Property, plant and equipment	61	40
Operating lease liabilities	69	73
Tax attribute carryforwards	62	59
Deferred revenue and debt	14	17
Total deferred tax assets	358	315
Less: Valuation allowance	(25)	(25)
Deferred tax assets, net of valuation allowance	333	290

Deferred tax liabilities:
Royalty advances	(34)	(27)
Operating lease right-of-use assets	(57)	(60)
Accrued royalties	(52)	(45)
Intangible assets	(284)	(318)
Debt and other	(49)	(24)
Total deferred tax liabilities	(476)	(474)
Net deferred tax liabilities	$(143)	$(184)

At September 30, 2024, the Company has no remaining U.S. federal tax net operating loss carryforwards and $21 million tax net operating loss carryforwards in U.S. state and local jurisdictions that expire in various periods. The Company also has tax net operating loss carryforwards, with no expiration date, in France, Spain, and the United Kingdom of $11 million, $5 million, and $5 million, respectively, and other tax net operating loss carryforwards in foreign jurisdictions that expire in various periods.
Deferred income taxes have not been recorded on indefinitely reinvested earnings of certain foreign subsidiaries of approximately $456 million at September 30, 2024. Distribution of these earnings may result in foreign withholding taxes and U.S. state taxes. However, variables existing if and when remittance occurs make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.
The Company classifies interest and penalties related to uncertain tax position as a component of income tax expense. As of September 30, 2024 and September 30, 2023, the Company had accrued $1 million and $2 million of interest and penalties, respectively.

The following table reflects changes in the gross unrecognized tax benefits:

	Fiscal Year Ended September 30,
	2024	2023	2022
	(in millions)
Gross unrecognized tax benefits - beginning of period	$13	$8	$12
Additions for current year tax positions	2	3	—
Additions for prior year tax positions	—	9	1
Subtractions for prior year tax positions	(3)	(7)	(5)
Settlements	(2)	—	—
Gross unrecognized tax benefits - end of period	$10	$13	$8
Included in the total unrecognized tax benefits at September 30, 2024 and September 30, 2023 are $11 million and $14 million, respectively, that if recognized, would reduce the effective income tax rate. The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of September 30, 2024 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company has completed tax audits in the U.S. for tax years ended through September 30, 2013, in the UK for the tax years ended through September 30, 2020, in Germany for the tax years ended through September 30, 2018 and in France for the tax years ended through September 30, 2018. The Company is at various stages in the tax audit process in certain foreign and local jurisdictions.
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
12. Employee Benefit Plans
Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $58 million and $52 million as of September 30, 2024 and September 30, 2023, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had unfunded pension liabilities relating to these plans of approximately $38 million and $35 million recorded within other noncurrent liabilities in the accompanying consolidated balance sheets as of September 30, 2024 and September 30, 2023, respectively. The Company uses a September 30 measurement date for its plans. For the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022, pension expense amounted to $3 million, $3 million and $3 million, respectively.
Certain employees also participate in defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $16 million for the fiscal year ended September 30, 2024, $14 million for the fiscal year ended September 30, 2023 and $12 million for the fiscal year ended September 30, 2022.
13. Restructuring and Impairments
Strategic Restructuring Plan
In 2024, the Company announced a strategic restructuring plan (the “Strategic Restructuring Plan”) designed to free up additional funds to invest in music and accelerate the Company’s growth for the next decade. Under the Strategic Restructuring Plan, the Company expects a reduction in headcount of approximately 13% of the Company’s overall headcount. The Company expects to incur total non-recurring restructuring charges of approximately $210 million or approximately $135 million of total non-recurring after tax charges. The expected pre-tax charges include approximately $148 million of severance and other termination costs and $7 million of other non-cash charges, along with approximately $55 million of non-cash impairment charges primarily in connection with the disposal or winding down of the Company’s non-core owned and operated media properties including the Company’s O&O Media Properties. The majority of severance payments and other termination costs are expected to be paid by the end of fiscal year 2026.
For the fiscal year ended September 30, 2024, the Company recognized a total of $178 million of restructuring and impairments in connection with the Strategic Restructuring Plan. Total severance and other termination costs were $121 million, of which, $113 million was recognized in our Recorded Music segment and $8 million was recognized in Corporate. The below table sets forth the activity for the fiscal year ended September 30, 2024 for restructuring liabilities associated with the Strategic Restructuring Plan which are expected to be paid in cash and are included within accrued liabilities in the accompanying consolidated balance sheets.

	Severance Costs	Contract Termination Costs	Total
	(in millions)
Balance at September 30, 2023	$—	$—	$—
Restructuring charges	116	5	121
Cash payments	(17)	—	(17)
Balance at September 30, 2024	$99	$5	$104
Additionally, for the fiscal year ended September 30, 2024, the Company recognized $57 million of non-cash restructuring and impairments which was comprised of $50 million of impairment losses on unamortized intangible assets and $7 million of non-cash restructuring related to equity awards approved but not yet granted, of which, $54 million was recognized in our Recorded Music segment and $3 million was recognized in Corporate. Impairment charges recognized primarily relate to the winding down of the Company’s O&O Media Properties.
2023 Restructuring Plan
In March 2023, the Company announced a restructuring plan (the “2023 Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. The 2023 Restructuring Plan is substantially complete as of September 30, 2024. There was a $1 million benefit associated with the 2023 Restructuring Plan recorded for the fiscal year ended September 30, 2024 primarily associated with a change in estimate for costs previously recorded. During the fiscal year ended September 30, 2023, the Company recognized restructuring charges of approximately $40 million for severance costs. Amounts for both periods were recorded in the Recorded Music segment.
The following table sets forth the activity for the fiscal year ended September 30, 2024 in the restructuring accrual associated with the 2023 Restructuring Plan included within accrued liabilities in the accompanying consolidated balance sheets:

Severance Costs
(in millions)
Balance at September 30, 2023	$19
Restructuring charges	(1)
Cash payments	(15)
Balance at September 30, 2024	$3
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
To date, the Company has issued common stock, RSUs restricted stock, and PSUs under the Omnibus Incentive Plan. The RSUs were granted to eligible employees and executives, common stock and restricted stock was granted to members of the Company’s Board of Directors, and PSUs were granted to our CEO. Except in the case of certain awards issued in connection with the IPO, holders of RSUs and restricted stock are entitled to dividends during the vesting period.
During the fiscal years ended September 30, 2024, 2023 and 2022, shares of Class A Common Stock issued under the Omnibus Incentive Plan were 206,298, 276,516, and 463,826, respectively. During the fiscal years ended September 30, 2024, 2023, and 2022, shares of Class A Common Stock issued which were net of shares used to settle employee income tax obligations of approximately $5 million, $0 million, and $6 million, respectively.
As of September 30, 2024, a total of 1,011,333 shares of Class A Common Stock were issued under the Omnibus Incentive Plan. As of September 30, 2024, there were 30,157,766 shares of Class A Common Stock available to be issued.

Restricted Stock Units and Performance Share Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Restricted Stock Units		Performance Share Units
	Number of Share Units	Weighted-Average Grant Date Fair Value	Number of Share Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding balance as of September 30, 2023	2,876,084	$37.30	254,731	$60.25
Granted	1,409,115	35.79	310,848	43.49
Vested	(111,730)	36.58	—	—
Forfeited/canceled	(46,864)	34.08	—	—
Unvested and outstanding balance as of September 30, 2024	4,126,605	$36.84	565,579	$51.04
The weighted-average grant date fair value of RSUs granted during the fiscal years ended September 30, 2024, 2023 and 2022 was $35.79, $34.93 and $44.38, respectively. The total intrinsic value of RSUs vested during the fiscal years ended September 30, 2024, 2023 and 2022 was $4 million, $1 million and $18 million, respectively, computed as of the date of vesting.
The weighted-average grant date fair value of PSUs granted during the fiscal years ended September 30, 2024 and 2023 was $43.49 and $60.25, respectively.
As of September 30, 2024, total unrecognized compensation cost related to RSUs was approximately $37 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years. The Company satisfies the vesting of RSUs by issuing new shares of its Class A Common Stock.
As of September 30, 2024, total unrecognized compensation cost related to PSUs was approximately $16 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years. The Company satisfies the vesting of PSUs by issuing new shares of its Class A Common Stock.
Common Stock
Prior to the IPO, certain eligible employees elected to participate in our Senior Management Free Cash Flow Plan (the “Plan”) which offered them the opportunity to share in the appreciation of the value of our common stock. During the fiscal year ended September 30, 2024, in connection with the Plan, the Company issued a total of 1,738,016 shares of Class A Common Stock to settle a portion of participants’ deferred equity units previously issued under the Plan. Additionally, remaining Plan participants redeemed the remaining portions of their vested Class B equity units of WMG Management Holdings LLC in exchange for a total of 2,270,136 shares of Class B Common Stock which were converted to shares of Class A Common Stock upon the exchange.
During the fiscal year ended September 30, 2023, in connection with the Plan, the Company issued a total of 869,008 shares of Class A Common Stock to settle a portion of a participant’s deferred equity units previously issued under the Plan.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as selling, general and administrative expenses. The Company recognized total non-cash stock-based compensation expense of $52 million, $49 million and $39 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
During the fiscal years ended September 30, 2024 and 2023, the Company issued PSUs to our Chief Executive Officer whereby the PSU award payout is determined based on the Company’s total shareholder return compared to a designated peer group. For the fiscal years ended September 30, 2024, and September 30, 2023, non-cash stock-based compensation associated with these PSUs was approximately $8 million and $4 million, respectively which is a component of total non-cash stock-based compensation recognized for each respective period..
In connection with the departure of our Chief Executive Officer and Chief Financial Officer, the Company recognized approximately $13 million of non-cash stock-based compensation expense associated with RSUs and common stock as there is no remaining service required for vesting which is a component of total non-cash stock-based compensation recorded for the period. This amount is reflected as a share-based compensation liability as of September 30, 2023.

During the fiscal year ended September 30, 2024, the Company recognized $14 million of non-cash stock-based compensation related to the accelerated vesting of certain RSUs in connection with the Strategic Restructuring Plan. During the fiscal year ended September 30, 2023, the Company recognized $2 million of non-cash stock-based compensation related to the accelerated vesting of certain RSUs in connection with the 2023 Restructuring Plan, respectively. Both amounts are a component of total non-cash stock-based compensation recognized for each respective period.
Repurchase Program
On November 14, 2024, the Company’s board of directors authorized a new $100 million share repurchase program, which is intended to offset dilution from the Omnibus Incentive Plan. Under this authorization, the Company may, from time to time, purchase shares of its Class A Common Stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The $100 million share repurchase authorization does not obligate the Company to purchase any shares. We may commence such repurchases immediately, subject to compliance with applicable securities laws. We may enter into a pre-arranged stock trading plan in accordance with the guidelines specified under Rule 10b5-1 to effectuate all or a portion of the share repurchase program. We expect to finance any repurchases from a combination of cash on hand and cash provided by operating activities. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to our results of operations, financial condition, liquidity and other factors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by the board of directors at any time.
15. Related Party Transactions
Lease Arrangements with Related Parties
On March 29, 2019, an affiliate of Access acquired the Ford Factory Building, located on 777 S. Santa Fe Avenue in Los Angeles, California from an unaffiliated third party. The building is the Company’s Los Angeles, California headquarters and the Company is the sole tenant of the building acquired by Access. The existing lease agreement was assumed by Access upon purchase of the building and was not modified as a result of the purchase. Rental payments by the Company under the existing lease for the 2024 fiscal year were approximately $14 million and are subject to annual fixed increases throughout the remainder of the lease term. The remaining lease term is approximately 6 years, after which the Company may exercise a single option to extend the term of the lease for 10 years thereafter.
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
License Agreements with Deezer
Access owns an equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. Subsidiaries of the Company have been a party to license arrangements with Deezer since 2008, which provide for the use of the Company’s sound recordings on Deezer’s ad-supported and subscription streaming services worldwide (excluding China, North Korea, and Japan (included for subscription services only)) in exchange for fees paid by Deezer. The Company has also authorized Deezer to include the Company’s sound recordings in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to the Company. Deezer paid to the Company an aggregate amount of approximately $41 million, $40 million and $36 million in connection with the foregoing arrangements during the fiscal years ended September 30, 2024, 2023 and 2022, respectively. In addition, in connection with these arrangements, (i) the Company was issued warrants to purchase shares of Deezer S.A., which it exercised in October 2024 for a small number of shares, and (ii) the Company purchased a small number of preferred shares of Deezer S.A. The Company also has various publishing agreements with Deezer. Warner Chappell has licenses with Deezer for use of repertoire on the service in Europe, which the Company refers to as a PEDL license (referencing the Company’s Pan European Digital Licensing initiative), and for territories in Latin America. For the PEDL and Latin American licenses for the fiscal years ended September 30, 2024, 2023 and 2022, Deezer paid the Company an additional approximately $2 million, $2 million and $2 million, respectively. Deezer also licenses other publishing rights controlled by Warner Chappell through statutory licenses or through various collecting societies.

    On April 13, 2022, the Company entered into an agreement to purchase 900,000 ordinary shares for €9 million of I2PO, a French Société Anonyme and special purpose acquisition company listed on the Paris Euronext Exchange. I2PO merged with Deezer S.A., which was consummated on July 5, 2022. In connection with the merger, preferred shares in Deezer S.A. previously held by the Company were converted into ordinary shares of the combined publicly traded entity. Following the consummation of the merger, I2PO was renamed Deezer. The Company’s equity interests in Deezer S.A. are recorded at fair value in accordance with ASC 321, Investments—Equity Securities based on quoted prices in active markets. As of September 30, 2024 and September 30, 2023, the fair value of these equity interests was approximately $8 million and $14 million, respectively.
16. Commitments and Contingencies
Talent Advances
The Company routinely enters into long-term commitments with recording artists, songwriters, publishers and third-party labels for the future delivery of music. Such commitments generally become due only upon delivery and Company acceptance of albums from the recording artists or future musical compositions from songwriters and publishers. Additionally, such commitments are typically cancellable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, off-balance sheet aggregate firm commitments to such talent approximated $558 million and $383 million as of September 30, 2024 and September 30, 2023, respectively.
Other
Other off-balance sheet firm commitments, which primarily include minimum funding commitments to investees, amounted to approximately $79 million and $46 million at September 30, 2024 and September 30, 2023, respectively.
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
As of September 30, 2024 and September 30, 2023, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive income related to foreign exchange hedging.
As of September 30, 2024, the Company had no outstanding pay-fixed receive-variable interest rate swaps and no unrealized deferred gains in comprehensive income related to the interest rate swaps. As of September 30, 2023, the Company had outstanding $500 million in pay-fixed receive-variable interest rate swaps with $1 million of unrealized deferred gains in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax losses of $1 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the fiscal year ended September 30, 2024. The Company recorded realized pre-tax losses of $6 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other income for the fiscal year ended September 30, 2023.
The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the fiscal years ended September 30, 2024 and September 30, 2023 were $1 million and $16 million, respectively.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at September 30, 2024 and September 30, 2023:

	September 30, 2024	September 30, 2023
	(in millions)
Other Current Assets:
Interest Rate Swap	$—	$2
18. Segment Information
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

    During the three months ended December 31, 2023, the Company changed the measure used to evaluate segment profitability from OIBDA to Adjusted OIBDA which is consistent with how the Company's CODM evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that Adjusted OIBDA represents the most relevant measure of segment profit and loss. All disclosures relating to segment profitability, including those for the fiscal years ended September 30, 2023 and 2022, have been revised as a result of this change.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
2024
Revenues	$5,223	$1,210	$(7)	$6,426
Adjusted OIBDA	1,282	330	(180)	1,432
Total assets	4,945	3,017	1,193	9,155
Capital expenditures	28	1	87	116
2023
Revenues	$4,955	$1,088	$(6)	$6,037
Adjusted OIBDA	1,093	296	(154)	1,235
Total assets	4,677	2,781	1,087	8,545
Capital expenditures	39	1	87	127
2022
Revenues	$4,966	$958	$(5)	$5,919
Adjusted OIBDA	1,046	233	(130)	1,149
Capital expenditures	52	1	82	135
Adjusted OIBDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of the Company’s Adjusted OIBDA to operating income is presented below.

	For the year ended September 30,
	2024	2023	2022
Operating income	$823	$790	$714
Amortization expense	224	245	263
Depreciation expense	103	87	76
Restructuring and impairments	177	42	8
Transformation initiative costs	76	53	46
Executive transition costs	—	7	—
Net gain on divestitures	(32)	(41)	—
Non-cash stock-based compensation and other related costs	61	52	42
Adjusted OIBDA	$1,432	$1,235	$1,149
Revenues relating to operations in different geographical areas are set forth below for the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022. Total long-lived assets relating to operations in different geographical areas, which consist of property, plant and equipment, net and operating lease right-of-use assets, net, are set forth below as of September 30, 2024 and September 30, 2023.

	2024		2023		2022
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues
	(in millions)
United States	$2,870	$460	$2,766	$473	$2,744
United Kingdom	774	39	726	39	734
Germany	513	99	535	98	613
All other territories	2,269	108	2,010	93	1,828
Total	$6,426	$706	$6,037	$703	$5,919
Customer Concentration
In the fiscal year ended September 30, 2024, the Company had three customers, Spotify, YouTube and Apple, that individually represented 10% or more of total revenues, whereby Spotify AB represented 18%, YouTube represented 12% and Apple represented 11% of total revenues. In the fiscal year ended September 30, 2023, the Company had three customers, Spotify, YouTube, and Apple, that individually represented 10% or more of total revenues, whereby Spotify represented 18%, YouTube represented 12%

and Apple represented 11% of total revenues. In the fiscal year ended September 30, 2022, the Company had three customers, Spotify, YouTube and Apple that individually represented 10% or more of total revenues, whereby Spotify represented 17%, YouTube represented 12% and Apple represented 11% of total revenues. These customers’ revenues are included in both the Company’s Recorded Music and Music Publishing segments and the Company expects that the Company’s license agreements with these customers will be renewed in the normal course of business.
19. Additional Financial Information
Supplemental Cash Flow Disclosures
The Company made interest payments of approximately $183 million, $157 million and $122 million during the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022, respectively. The Company paid approximately $135 million, $219 million and $141 million of income and withholding taxes, net of refunds, for the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022, respectively. Noncash investing activities were approximately $30 million related to the acquisition of music publishing rights and music catalogs, net during the fiscal year ended September 30, 2024.
Net Gain on Divestiture
During the fiscal year ended September 30, 2024, the Company recognized a pre-tax gain of $32 million in connection with the divestiture of certain sound recording and publishing rights and one of its O&O Media Properties. During the fiscal year ended September 30, 2023, the Company recognized a pre-tax gain of $41 million in connection with the divestiture of certain sound recording rights. For each period, the divestiture has been reflected as a net gain on divestiture in the accompanying consolidated statement of operations.
Dividends
The Company’s ability to pay dividends may be restricted by covenants in the credit agreement for the Revolving Credit Facility which are currently suspended but which will be reinstated if Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increases above 3.50:1.00 and the term loans do not achieve an investment grade rating. As of September 30, 2024, Acquisition Corp.’s Total Indebtedness to EBITDA Ratio is 2.05x and the term loans achieved a corporate credit rating of BBB- from both S&P and Fitch.
The Company has been paying quarterly cash dividends to holders of its Class A Common Stock and Class B Common Stock. The declaration of each dividend will continue to be at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, earnings, liquidity and capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by Delaware law, general business conditions and any other factors that the Company’s board of directors deems relevant in making such a determination. Therefore, there can be no assurance that the Company will pay any dividends to holders of the Company’s common stock, or as to the amount of any such dividends.
The Company paid cash dividends to stockholders and participating security holders of $361 million, $340 million and $318 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
On November 8, 2024, the Company’s board of directors declared a cash dividend of $0.18 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on December 3, 2024 to stockholders of record as of the close of business on November 19, 2024.
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
In accordance with the fair value hierarchy, described above, the following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2024 and September 30, 2023.

	Fair Value Measurements as of September 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Noncurrent Assets:
Equity Investment with Readily Determinable Fair Value (b)	9	—	—	9
Other Noncurrent Liabilities:
Contractual Obligations (a)	—	—	(1)	(1)

	Fair Value Measurements as of September 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Interest Rate Swap (c)	$—	$2	$—	$2
Other Noncurrent Assets:
Equity Investment with Readily Determinable Fair Value (b)	15	—	—	15
Other Noncurrent Liabilities:
Contractual Obligations (a)	—	—	(1)	(1)
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
(c)The fair value of the interest rate swaps is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of September 30, 2024 for contracts involving the same attributes and maturity dates.
The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2023	$(1)
Additions	—
Reductions	—
Payments	—
Balance at September 30, 2024	$(1)
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company recorded no impairment charges and $1 million of impairment charges on these investments during the fiscal years ended September 30, 2024 and September 30, 2023, respectively. In addition, observable price changes events that were completed during the fiscal years ended September 30, 2024 and September 30, 2023 resulted in an unrealized gain of $4 million and $2 million, respectively.
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2024, the fair value of the Company’s debt was $3.836 billion. Based on the level of interest rates prevailing at September 30, 2023, the fair value of the Company’s debt was $3.525 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

WARNER MUSIC GROUP CORP.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Fiscal Year Ended September 30, 2024
Allowance for credit losses	$19	$10	$(3)	$26
Reserves for sales returns	19	37	(36)	20
Allowance for deferred tax asset	25	1	(1)	25
Fiscal Year Ended September 30, 2023
Allowance for credit losses	$19	$5	$(5)	$19
Reserves for sales returns	19	39	(39)	19
Allowance for deferred tax asset	29	1	(5)	25
Fiscal Year Ended September 30, 2022
Allowance for credit losses	$20	$5	$(6)	$19
Reserves for sales returns	23	52	(56)	19
Allowance for deferred tax asset	38	2	(11)	29

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2024.
The effectiveness of our internal control over financial reporting as of September 30, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2024.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2024.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2024.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2024.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2024.

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

4.17(7)	Description of the Capital Stock.
10.1(1)	Stockholder Agreement between Access Industries, LLC and Warner Music Group Corp.
10.2(1)	Registration Rights Agreement between Access Industries, LLC and Warner Music Group Corp.
10.3†(1)	Warner Music Group Corp. 2020 Omnibus Incentive Plan.
10.4†(16)	Indemnification Agreement between Warner Music Group Corp. and Michael Lynton (and Schedule to Exhibit).
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

10.18†(2)	Letter Agreement, dated as of September 30, 2014, between Warner Music Inc. and Eric Levin
10.19†(2)	Letter Agreement, dated as of October 6, 2015, between Warner Music Inc. and Eric Levin
10.20†(2)	Letter Agreement, dated as of December 2, 2016, between Warner Music Inc. and Eric Levin
10.21†(2)	Letter Agreement, dated May 2, 2018, between Warner Music Inc. and Eric Levin
10.22†(2)	Letter Agreement, dated as of January 8, 2019, between Warner Chappell Music, Inc. and Guy Moot.
10.23†(2)	Service Agreement, dated as of January 8, 2019, between Warner Chappell Music Limited and Guy Moot.
10.24†(2)	Letter Agreement, dated as of March 12, 2018, between Warner Chappell Music, Inc. and Carianne Marshall.
10.25†(2)	Letter Agreement, dated as of November 16, 2018, between Warner Chappell Music, Inc. and Carianne Marshall.
10.26†(2)	Letter Agreement, dated as of January 8, 2019, between Warner Chappell Music, Inc. and Carianne Marshall.
10.27†(5)	Letter Agreement, dated as of October 21, 2020, between Warner Music Inc. and Eric Levin.
10.28†(18)	Letter Agreement, dated as of September 20, 2022, between Warner Music Group Corp and Robert Kyncl.
10.29†(18)	Form of CEO Performance Share Award Agreement.
10.30†(18)	Form of CEO Option Award Terms and Conditions.
10.31†(10)	Terms and Conditions of Restricted Stock Units.
10.32†(10)	Additional Terms and Conditions of Restricted Stock Units in the United Kingdom.
10.33†(2)	Service Agreement, dated as of March 20, 2017, between Max Lousada and Warner Music International Services Limited
10.34†(2)	Warner Music Group Corp. Deferred Compensation Plan
10.35†(2)	Second Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.36†(2)	Amendment to Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.37†(9)	Amendment to Warner Music Group Corp. Senior Management Free Cash Flow Plan, dated as of September 27, 2021.
10.38†(2)	Form of Election for Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.39†(2)	Form of Award Agreement under Warner Music Group Corp. Senior Management Free Cash Flow Plan
10.40†(2)	Form of Award Agreement for 2014 Additional Unit Allocation under Warner Music Group Corp. Senior Management Free Cash Flow Plan.
10.41†(2)	Second Amended and Restated Limited Liability Company Agreement of WMG Management Holdings, LLC, dated as of March 10, 2017
10.42(2)	Lease, dated as of October 1, 2013, between Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., and WMG Acquisition Corp. (the “Headquarters Lease”)
10.43(2)	Guaranty of Headquarters Lease, dated as of October 1, 2013
10.44(2)	Assurance of Discontinuance, dated November 22, 2005
10.45(2)	Lease, dated as of October 7, 2016, between Warner Acquisition Corp. and Sri Ten Santa Fe LLC.
10.46(12)
Revolving Credit Agreement Amendment, dated as of March 23, 2023, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent

10.47(14)
Senior Term Loan Credit Agreement Amendment, dated as of May 10, 2023, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent

10.48(15)
Third Increase Supplement, dated as of June 30, 2023, among WMG Acquisition Corp., the guarantors party thereto, WMG Holdings Corp., JPMorgan Chase Bank, N.A., as increasing lender, and Credit Suisse AG, as administrative agent

10.49(11)
Seventh Incremental Commitment Amendment to Credit Agreement, dated as of November 1, 2022, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent

10.50† (16)	Director Indemnification Agreement between Warner Music Group Corp. and Michael Lynton (and Schedule to Exhibit 10.3)
10.51† (11)	Form of Award Agreement under Warner Music Group Corp. 2020 Omnibus Incentive Plan

Exhibit Number	Exhibit Description
10.52† (11)	Service Agreement, dated January 12, 2023, between Max Lousada and Warner Music International Services Limited
10.53† (13)	Mutual Separation Agreement and Release, dated May 4, 2023, between Warner Music Inc. and Eric Levin
10.54†(19)	Employment Agreement, dated September 1, 2023, between Warner Music Inc. and Bryan Castellani
10.55†(19)	Employment Agreement, dated September 12, 2023, between Warner Chappell Music, Inc. and Guy Moot
10.56†(19)	Employment Agreement, dated September 12, 2023, between Warner Chappell Music, Inc. and Carianne Marshall
10.57(20)
Revolving Credit Agreement Amendment, dated as of November 30, 2023, by and among Acquisition Corp., the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.58†(21)	Form of Award Agreement under Warner Music Group Corp. 2020 Omnibus Incentive Plan
10.59(21)	Thirteenth Amendment, dated as of December 29, 2023, by and among the Borrower, the other Loan Parties party thereto, the Lenders party thereto, the Administrative Agent and the other parties thereto
10.60(22)
Eighth Incremental Commitment Amendment to Credit Agreement, dated as of January 24, 2024, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent, relating to the term loan credit agreement

10.61(23)
Ninth Incremental Commitment Amendment to Credit Agreement, dated as of September 17, 2024, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent, relating to the term loan credit agreement

10.62*
Revolving Credit Agreement Amendment, dated as of September 20, 2024, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.63*†	Settlement Agreement, dated August 23, 2024, between Warner Music International Services Limited and Max Lousada
10.64*†	Early Redemption Agreement, dated August 23, 2024, between Warner Music Group and Max Lousada
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of Warner Music Group Corp.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see signature page)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1*+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Dodd-Frank Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(15)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2023.
(16)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 (File No. 001-32502).
(17)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed July 28, 2023.
(18)Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2022 (File No. 001-32502).
(19)Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2023 (File No. 001-32502).
(20)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed November 30, 2023.
(21)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2023 (File No. 001-32502).
(22)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed January 24, 2024.
(23)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed September 17, 2024.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2024.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on November 21, 2024.

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