Form 10-Q
period 2024-12-31
Warner Music Group Corp.
filed 2025-02-06
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of February 3, 2025, there were 144,980,732 shares of Class A Common Stock and 375,380,313 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Condensed Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	December 31, 2024	September 30, 2024
Assets
Current assets:
Cash and equivalents	$802	$694
Accounts receivable, net of allowances of $24 million and $26 million	1,201	1,255
Inventories	84	99
Royalty advances expected to be recouped within one year	473	470
Prepaid and other current assets	156	125
Total current assets	2,716	2,643
Royalty advances expected to be recouped after one year	878	874
Property, plant and equipment, net of accumulated depreciation of $632 million and $615 million	491	481
Operating lease right-of-use assets, net	221	225
Goodwill	2,013	2,021
Intangible assets subject to amortization, net	2,329	2,359
Intangible assets not subject to amortization	149	152
Deferred tax assets, net	40	52
Other assets	309	348
Total assets	$9,146	$9,155
Liabilities and Equity
Current liabilities:
Accounts payable	$189	$289
Accrued royalties	2,653	2,549
Accrued liabilities	539	641
Accrued interest	42	17
Operating lease liabilities, current	47	45
Deferred revenue	312	246
Other current liabilities	141	110
Total current liabilities	3,923	3,897
Long-term debt	3,955	4,014
Operating lease liabilities, noncurrent	222	228
Deferred tax liabilities, net	209	195
Other noncurrent liabilities	140	146
Total liabilities	$8,449	$8,480
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 144,301 and 142,559 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 375,380 and 375,380 issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	1	1
Additional paid-in capital	2,091	2,077
Accumulated deficit	(1,171)	(1,313)
Accumulated other comprehensive loss, net	(376)	(247)
Total Warner Music Group Corp. equity	545	518
Noncontrolling interest	152	157
Total equity	697	675
Total liabilities and equity	$9,146	$9,155
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Revenue	$1,666	$1,748
Costs and expenses:
Cost of revenue	(894)	(880)
Selling, general and administrative expenses (a)	(474)	(476)
Restructuring and impairments	(27)	—
Amortization expense	(57)	(55)
Total costs and expenses	(1,452)	(1,411)
Net gain on divestitures	—	17
Operating income	214	354
Interest expense, net	(37)	(39)
Other income (expense)	153	(50)
Income before income taxes	330	265
Income tax expense	(89)	(72)
Net income	241	193
Less: Income attributable to noncontrolling interest	(5)	(34)
Net income attributable to Warner Music Group Corp.	$236	$159

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.45	$0.30
Class B – Basic and Diluted	$0.45	$0.30
Weighted average common shares:
Class A – Basic and Diluted	143,053	138,972
Class B – Basic and Diluted	375,380	377,490

(a) Includes depreciation expense:	$(29)	$(26)

See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Net income	$241	$193
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(129)	64
Deferred (loss) gain on derivative financial instruments	—	(1)
Minimum pension liability	—	(1)
Other comprehensive (loss) income, net of tax	(129)	62
Total comprehensive income	112	255
Less: Income attributable to noncontrolling interest	(5)	(34)
Comprehensive income attributable to Warner Music Group Corp.	$107	$221
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net income	$241	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86	81
Unrealized (gains) losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	(120)	61
Deferred income taxes	23	5
Net loss (gain) on investments	(28)	(3)
Net loss (gain) on divestitures	—	(17)
Non-cash interest expense	2	—
Non-cash stock-based compensation expense	13	9
Non-cash impairments	26	—
Changes in operating assets and liabilities:
Accounts receivable, net	24	(53)
Inventories	10	24
Royalty advances	(42)	(89)
Other noncurrent assets	3	(81)
Accounts payable and accrued liabilities	(183)	(31)
Royalty payables	173	202
Accrued interest	24	11
Operating lease liabilities	(2)	(1)
Deferred revenue	66	(70)
Other balance sheet changes	16	52
Net cash provided by operating activities	332	293
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs	(41)	(59)
Capital expenditures	(36)	(29)
Investments and acquisitions of businesses, net of cash received	(40)	(17)
Proceeds from the sale of investments	36	9
Proceeds from divestitures	—	4
Net cash used in investing activities	(81)	(92)
Cash flows from financing activities
Distribution to noncontrolling interest holders	(7)	(4)
Dividends paid	(94)	(89)
Payment of deferred consideration	(17)	—
Taxes paid related to net share settlement of restricted stock units and common stock	(2)	—
Common stock repurchased and retired	(2)	—
Other financing activity	(5)
Net cash used in financing activities	(127)	(93)
Effect of exchange rate changes on cash and equivalents	(16)	5
Net increase in cash and equivalents	108	113
Cash and equivalents at beginning of period	694	641
Cash and equivalents at end of period	$802	$754
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

Three Months Ended December 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2024	142,559	$—	375,380	$1	$2,077	$(1,313)	$(247)	$518	$157	$675
Net income	—	—	—	—	—	236	—	236	5	241
Other comprehensive income, net of tax	—	—	—	—	—	—	(129)	(129)	—	(129)
Dividends ($0.18 per share)	—	—	—	—	—	(94)	—	(94)	—	(94)
Stock-based compensation	—	—	—	—	20	—	—	20	—	20
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(8)	(8)
Vesting of restricted stock units, net of shares withheld for employee taxes	64	—	—	—	(2)	—	—	(2)	—	(2)
Shares issued under the Plan	1,738	—	—	—	—	—	—	—	—	—
Common shares repurchased and retired	(60)	—	—	—	(2)	—	—	(2)	—	(2)
Other	—	—	—	—	(2)	—	—	(2)	(2)	(4)
Balance at December 31, 2024	144,301	$—	375,380	$1	$2,091	$(1,171)	$(376)	$545	$152	$697

Three Months Ended December 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2023	138,345	$—	377,650	$1	$2,015	$(1,387)	$(322)	$307	$123	$430
Net income	—	—	—	—	—	159	—	159	34	193
Other comprehensive income, net of tax	—	—	—	—	—	—	62	62	—	62
Dividends ($0.17 per share)	—	—	—	—	—	(89)	—	(89)	—	(89)
Stock-based compensation	—	—	—	—	24	—	—	24	—	24
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(4)	(4)
Shares issued under the Plan	1,738	—	—	—	—	—	—	—	—	—
Exchange of Class B shares for Class A shares	547	—	(547)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	7	—	—	—	—	—	—	—	—	—
Balance at December 31, 2023	140,637	$—	377,103	$1	$2,039	$(1,317)	$(260)	$463	$153	$616
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025.
The consolidated balance sheet at September 30, 2024 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (File No. 001-32502).
Basis of Consolidation
The accompanying financial statements present the consolidated accounts of all entities in which the Company has a controlling voting interest and/or variable interest required to be consolidated in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated.
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”) requires the Company first evaluate its investments to determine if any investments qualify as a variable interest entity (“VIE”). A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest. As of December 31, 2024 and September 30, 2024, there were approximately $66 million and $77 million of assets, respectively, and $2 million and $2 million of liabilities, respectively, related to VIEs included in our condensed consolidated balance sheets.
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
New Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment enhances reportable segment disclosure requirements, primarily by requiring enhanced disclosures about significant segment expenses, reporting for interim periods, and Chief Operating Decision Maker related information. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements.
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
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the three months ended December 31, 2024 and 2023, respectively.
The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three months ended December 31, 2024 and 2023 (in millions, except share amounts, which are reflected in thousands, and per share data):

	Three Months Ended December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$67	$169	$44	$115
Less: Net income attributable to participating securities (a)	(3)	—	(2)	—
Net income attributable to common stockholders	$64	$169	$42	$115
Denominator
Weighted average shares outstanding	143,053	375,380	138,972	377,490
Basic and Diluted EPS	$0.45	$0.45	$0.30	$0.30

______________________________________
(a)Participating securities include unvested restricted stock units, which include the right to receive non-forfeitable dividend equivalents.
4. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended December 31,
	2024	2023
	(in millions)
Revenue by Type
Digital	$873	$908
Physical	166	154
Total digital and physical	1,039	1,062
Artist services and expanded-rights	196	204
Licensing	110	179
Total Recorded Music	1,345	1,445
Performance	56	51
Digital	207	196
Mechanical	14	15
Synchronization	39	39
Other	7	3
Total Music Publishing	323	304
Intersegment eliminations	(2)	(1)
Total revenues	$1,666	$1,748
Revenue by geographical location
U.S. Recorded Music	$532	$627
U.S. Music Publishing	173	172
Total U.S.	705	799
International Recorded Music	813	818
International Music Publishing	150	132
Total international	963	950
Intersegment eliminations	(2)	(1)
Total revenues	$1,666	$1,748

Sales Returns and Uncollectible Accounts
Based on management’s analysis of sales returns, refund liabilities of $22 million and $20 million were established at December 31, 2024 and September 30, 2024, respectively.
Based on management’s analysis of estimated credit losses, reserves of $24 million and $26 million were established at December 31, 2024 and September 30, 2024, respectively.
Deferred Revenue
Deferred revenue increased by $244 million during the three months ended December 31, 2024 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $88 million were recognized during the three months ended December 31, 2024 related to the balance of deferred revenue at September 30, 2024. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the three months ended December 31, 2024 and December 31, 2023, the Company recognized revenue of $40 million and $30 million, respectively, from performance obligations satisfied in previous periods.
Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2024 are as follows:

	Rest of FY25	FY26	FY27	Thereafter	Total
	(in millions)
Remaining performance obligations	$329	$153	$5	$1	$488
Total	$329	$153	$5	$1	$488
5. Comprehensive Income
Comprehensive income, which is reported in the accompanying condensed consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging. The following summary sets forth the changes in the components of accumulated other comprehensive loss.

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2024	$(244)	$(3)	$(247)
Other comprehensive loss	(129)	—	(129)
Balances at December 31, 2024	$(373)	$(3)	$(376)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.

6. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2024	$1,557	$464	$2,021
Acquisitions	21	—	21
Other adjustments (a)	(29)	—	(29)
Balances at December 31, 2024	$1,549	$464	$2,013
______________________________________
(a)Other adjustments during the three months ended December 31, 2024 represent foreign currency movements.
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
Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	December 31, 2024	September 30, 2024
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,603	$1,616
Music publishing copyrights	24 years	2,182	2,227
Artist and songwriter contracts	13 years	1,099	1,125
Trademarks	17 years	73	69
Other intangible assets	5 years	86	69
Total gross intangible assets subject to amortization		5,043	5,106
Accumulated amortization		(2,714)	(2,747)
Total net intangible assets subject to amortization		2,329	2,359
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	149	152
Total net intangible assets		$2,478	$2,511
The decrease in net intangible assets during the three months ended December 31, 2024 is primarily related to foreign currency movements, partially offset by business combinations which resulted in the recognition of intangible assets with a preliminary estimated fair value of $39 million in the aggregate within recorded music catalogs, artist and songwriter contracts, trademarks, and other intangibles.

7. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	December 31, 2024	September 30, 2024
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2031	1,295	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	337	363
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	462	497
3.000% Senior Secured Notes due 2031	800	800
Mortgage Term Loan due 2033	18	$18
Total long-term debt, including the current portion	$3,987	$4,048
Issuance premium less unamortized discount and unamortized deferred financing costs	(32)	(34)
Total long-term debt, including the current portion, net	$3,955	$4,014
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $2 million as of December 31, 2024 and September 30, 2024. There were no loans outstanding under the Revolving Credit Facility at December 31, 2024 or September 30, 2024.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. is party to a $1,295 million senior secured term loan credit facility, pursuant to a credit agreement dated November 1, 2012, as amended or supplemented (the “Senior Term Loan Credit Agreement”) with JPMorgan Chase Bank NA, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (the “Senior Term Loan Facility”). Additionally, as of December 31, 2024 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility (as defined below) and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, the covenants under the Revolving Credit Facility, which are currently suspended, will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility. The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of December 31, 2024.
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Revolving Term SOFR”), and other rates for alternate currencies, such as EURIBOR and SONIA, as provided in the Revolving Credit Agreement, subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving Term SOFR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.11x at December 31, 2024,

the applicable margin for SOFR loans and RFR loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. As of December 31, 2024, there are no interest rate swaps outstanding.
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 24, 2031.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is November 30, 2028.
Maturities of Senior Secured Notes
As of December 31, 2024, there are no scheduled maturities of notes until 2028, when $337 million is scheduled to mature. Thereafter, $2.337 billion is scheduled to mature.
Maturity of Term Loan Mortgage
The maturity date of the Term Loan Mortgage is January 27, 2033, subject to a call option exercisable by Truist Bank at any time after January 27, 2028 if certain criteria relating to the Company’s creditworthiness are met.
Interest Expense, net
Total interest expense, net was $37 million and $39 million for the three months ended December 31, 2024 and 2023, respectively. Interest expense, net includes interest expense related to our outstanding indebtedness of $43 million and $45 million for the three months ended December 31, 2024 and 2023, respectively. The weighted-average interest rate of the Company’s total debt was 4.2% at December 31, 2024, 4.3% at September 30, 2024, and 4.6% at December 31, 2023.

8. Restructuring and Impairments
Strategic Restructuring Plan
In 2024, the Company announced a strategic restructuring plan (the “Strategic Restructuring Plan”) designed to free up additional funds to invest in music and accelerate the Company’s growth for the next decade. The Company expects to incur total non-recurring restructuring charges of approximately $230 million or approximately $150 million of total non-recurring after tax charges. The expected pre-tax charges include approximately $154 million of severance and other termination costs, along with approximately $76 million of non-cash impairment charges. The majority of severance payments and other termination costs are expected to be paid by the end of fiscal year 2026.
For the three months ended December 31, 2024, total severance costs recorded in connection with the Strategic Restructuring Plan were $1 million, of which $2 million of expense was recognized in our Recorded Music segment while there was a $1 million benefit recognized at Corporate associated with a change in estimate for costs previously recorded. Additionally, for the three months ended December 31, 2024, the Company recognized $26 million of impairment losses which were recognized in our Recorded Music segment. Impairment charges recognized during the period primarily relate to the write-off of certain long-form audiovisual production assets and lease termination costs for office closures.
As of December 31, 2024, total cumulative restructuring and impairment charges recognized in connection with the Strategic Restructuring Plan were $205 million with $195 million of costs recognized in our Recorded Music segment and $10 million recognized at Corporate. These costs are composed of $129 million of severance and other termination benefits, of which $7 million was non-cash, and $76 million of non-cash impairment charges.
The below table sets forth the activity for the three months ended December 31, 2024 in the restructuring accrual associated with the Strategic Restructuring Plan included within accrued liabilities in the accompanying condensed consolidated balance sheets.

	Severance Costs	Contract Termination Costs	Total
	(in millions)
Balance at September 30, 2024	$99	$5	$104
Restructuring charges	1	—	1
Cash payments	(23)	(2)	(25)
Foreign currency movements	(1)	—	(1)
Balance at December 31, 2024	$76	$3	$79
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
10. Equity
Stock-Based Compensation
The Company’s stock-based compensation plans are described in Note 14, “Equity,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Stock-based compensation consists primarily of common stock, restricted stock units and market-based performance share units granted to eligible employees and executives under the Omnibus Incentive Plan.
For the three months ended December 31, 2024, the Company recognized a total of $13 million of non-cash stock-based compensation expense, which was recorded to additional paid-in capital. For the three months ended December 31, 2023, the Company recognized a total of $9 million of non-cash stock-based compensation expense, all of which was recorded to additional paid-in capital. During the three months ended December 31, 2024 and 2023, $7 million and $15 million of share-based compensation liabilities were reclassified to additional paid-in capital upon a certain number of awards becoming determinable, respectively.
Common Stock
During the three months ended December 31, 2024, in connection with the Senior Management Free Cash Flow Plan (the “Plan”), the Company issued a total of 1,738,018 shares of Class A Common Stock to settle participants’ deferred equity units previously issued under the Plan.
During the three months ended December 31, 2024, the Company satisfied the vesting of RSUs by issuing 63,886 shares of Class A Common Stock under the Omnibus Incentive Plan, which is net of shares used to settle employee income tax obligations.
Share Repurchase Program
On November 14, 2024, the Company’s board of directors authorized a new $100 million share repurchase program (the “Share Repurchase Program”), which is intended to offset dilution from the Omnibus Incentive Plan. Under this authorization, the Company may, from time to time, purchase shares of its Class A Common Stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The $100 million share repurchase authorization does not obligate the Company to purchase any shares and the Share Repurchase Program does not have a fixed expiration date. The Company may enter into a pre-arranged stock trading plan in accordance with the guidelines specified under Rule 10b5-1 to effectuate all or a portion of the Share Repurchase Program. The Company expects to finance any repurchases from a combination of cash on hand and cash provided by operating activities. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to our results of operations, financial condition, liquidity and other factors. The authorization for the Share Repurchase Program may be suspended, terminated, increased or decreased by the Company’s board of directors at any time.
The following table summarizes our total share repurchases and retirement under the Share Repurchase Program during the three months ended December 31, 2024:

	December 31, 2024
Share Repurchase Type	Shares	Amount (in millions)
Open Market Repurchases	60,383	$2
11. Income Taxes

For the three months ended December 31, 2024, the Company recorded an income tax expense of $89 million. The income tax expense for the three months ended December 31, 2024 is higher than the expected tax expense at the statutory rate of 21% primarily due to foreign income taxed at rates higher than the United States, including withholding taxes, and U.S. state and local taxes, unrecognized tax benefit related to uncertain tax positions, and non-deductible executive compensation under IRC Section 162(m). These charges were partially offset by tax benefits associated with R&D credits, and the net impact of GILTI and foreign derived intangible income (“FDII”).
For the three months ended December 31, 2023, the Company recorded an income tax expense of $72 million. The income tax expense for the three months ended December 31, 2023 is higher than the expected tax benefit at the statutory tax rate of 21% primarily due to foreign income taxed at rates higher than the United States, including withholding taxes, U.S. state and local taxes, unrecognized tax benefit related to uncertain tax positions, and non-deductible executive compensation under IRC Section 162(m). These charges were partially offset by tax benefits associated with R&D credits, release of U.S. state valuation allowance, and the net impact of GILTI and FDII.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of December 31, 2024 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various jurisdictions during the next twelve months.
The Organization for Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation with general implementation of a global minimum tax rate by January 1, 2025. The Company has evaluated the potential impact of the rules based on the most recently available information and estimates that the impact to the Company is immaterial. The Company will continue to monitor legislative developments to determine if there are significant changes to Pillar 2 rules that could lead to a material impact.
12. Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, for the purposes of managing foreign currency exchange rate risk on expected future cash flows.
As of December 31, 2024, the Company had outstanding foreign currency forward exchange contracts for the sale of $438 million and the purchase of $260 million of foreign currencies at fixed rates that will be settled by September 2025. As of September 30, 2024, the Company had no foreign currency forward exchange contracts outstanding.

The Company recorded realized pre-tax gains of $3 million and unrealized pre-tax gains of $12 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the three months ended December 31, 2024. The Company recorded no realized pre-tax gains or losses and recorded unrealized pre-tax losses of $6 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the three months ended December 31, 2023.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
	(in millions)
Other Current Assets:
Foreign currency forward exchange contracts (a)	15	—
Other Current Liabilities:
Foreign currency forward exchange contracts (a)	(3)	—
______________________________________
(a)Includes $29 million and $17 million of foreign exchange derivative contracts in asset and liability positions, respectively, which net to $15 million of current assets and $3 million of current liabilities, respectively.
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
The accounting policies of the Company’s business segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, and therefore, do not themselves impact consolidated results.

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
December 31, 2024
Revenues	$1,345	$323	$(2)	$1,666
Adjusted OIBDA	323	83	(43)	363

December 31, 2023
Revenues	$1,445	$304	$(1)	$1,748
Adjusted OIBDA	412	86	(47)	451

Adjusted OIBDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of the Company’s Adjusted OIBDA to operating income is presented below.

	For the Three Months Ended December 31,
	2025	2023
Operating income	$214	$354
Amortization expense	57	55
Depreciation expense	29	26
Restructuring and impairments	27	—
Transformation initiative costs	17	19
Net gain on divestitures	—	(17)
Non-cash stock-based compensation and other related costs	19	14
Adjusted OIBDA	$363	$451
14. Additional Financial Information
Supplemental Cash Flow Disclosures
The Company made interest payments of approximately $18 million and $33 million during the three months ended December 31, 2024 and 2023, respectively. The Company paid approximately $43 million and $39 million of income and withholding taxes, net of refunds, for the three months ended December 31, 2024 and 2023, respectively. Non-cash investing activities were approximately $18 million related to business combinations and the acquisition of music catalogs during the three months ended December 31, 2024, and $18 million related to the acquisition of music publishing rights and music catalogs during the three months ended December 31, 2023.
Net Gain on Divestitures
The Company recognized a pre-tax gain of $17 million during the three months ended December 31, 2023 in connection with the divestiture of certain sound recordings rights in the period which has been reflected as a net gain on divestiture in the accompanying condensed consolidated statement of operations.
Net Gain on Sale of Investments
The Company recognized a pre-tax realized net gain of $29 million during the three months ended December 31, 2024 in connection with the sale of an investment which has been presented within the Other income (expense) line of the accompanying condensed consolidated statement of operations.

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
On November 8, 2024, the Company’s board of directors declared a cash dividend of $0.18 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on December 3, 2024. The Company paid an aggregate of approximately $94 million, or $0.18 per share, in cash dividends to stockholders and participating security holders for the three months ended December 31, 2024.

15. Fair Value Measurements
The following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2024 and September 30, 2024.

	Fair Value Measurements as of December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$15	$—	$15
Other current liabilities:
Foreign currency forward exchange contracts (a)	$—	$(3)	$—	$(3)
Other noncurrent assets:
Equity investments with readily determinable fair value (b)	8	—	—	8

	Fair Value Measurements as of September 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other noncurrent assets:
Equity investment with readily determinable fair value (b)	9	—	—	9
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. In each of the three month periods ended December 31, 2024 and 2023, the Company recorded approximately $1 million of impairment charges on these investments. In addition, there were no observable price changes events that were completed during the three months ended December 31, 2024 and 2023.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2024, the fair value of the Company’s debt was $3.751 billion. Based on the level of interest rates prevailing at September 30, 2024, the fair value of the Company’s debt was $3.836 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.
16. Subsequent Events
The Company has performed a review of all subsequent events through the date the financial statements were issued on February 6, 2025.
On February 5, 2025, WMG Tempo Holdco LLC, a wholly owned subsidiary of Acquisition Corp. and an indirect subsidiary of the Company, entered into a Share Purchase Agreement by and among WMG Tempo Holdco LLC and various affiliates of Providence Equity Partners, including Tempo Music Holdings, LLC (“Tempo”), a proprietary music rights acquisition platform, pursuant to which WMG Tempo Holdco LLC (a) acquired a 50.1% interest in Tempo for approximately $76 million, subject to a post-closing working capital adjustment, and (b) received an option, exercisable on or prior to November 30, 2027, to acquire the remaining

49.9% of Tempo for approximately $73 million, subject to contractual adjustments. A subsidiary of Tempo is the issuer of approximately $311 million of asset-based securities due November 2050 secured by certain music rights owned by Tempo.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024 (the “Quarterly Report”).
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
•the fact that we maintain certain cash deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits, which could have an adverse effect on liquidity and financial performance in the event of a bank failure or receivership; and
•risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
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
•Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2024 and December 31, 2023. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2024 and December 31, 2023, as well as a discussion of our financial condition and liquidity as of December 31, 2024. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
Recent Events and Factors Affecting Results of Operations and Comparability

Strategic Restructuring Plan
In 2024, the Company announced the Strategic Restructuring Plan to free up additional funds to invest in music and accelerate the Company’s growth for the next decade. The Company expects to incur total non-recurring restructuring charges of approximately $230 million or approximately $150 million of total non-recurring after tax charges. The expected pre-tax charges include approximately $154 million of severance and other termination costs, along with approximately $76 million of non-cash impairment charges recorded to date. The majority of severance payments and other termination costs are expected to be paid by the end of fiscal year 2026.
The cost savings under the Strategic Restructuring Plan will be achieved through a combination of the disposal or winding down of non-core operations, continuing to manage overhead, sharpening focus, expanding shared services, and implementing previously disclosed expected operational efficiencies made possible by the Company’s financial transformative initiative. The Company expects allocating a majority of the costs savings to increase investment in the Company’s core Recorded Music and Music Publishing businesses, new skill sets and tech capabilities.
For the three months ended December 31, 2024, total severance costs recorded in connection with the Strategic Restructuring Plan were $1 million, of which $2 million of expense was recognized in our Recorded Music segment while there was a $1 million benefit recognized at Corporate associated with a change in estimate for costs previously recorded. Additionally, for the three months ended December 31, 2024, the Company recognized $26 million of impairment losses which were recognized in our Recorded Music segment. Impairment charges recognized during the period primarily relate to the write-off of certain long-form audiovisual production assets and lease termination costs related to office closures.
BMG Termination
In September 2023, the Company terminated its distribution agreement with BMG as BMG began to bring digital distribution in-house and license directly with digital service partners in fiscal 2024 (the “BMG Termination”). Alternative Distribution Alliance (“ADA”), which is part of our Recorded Music business, had previously been distributing BMG’s recorded music catalog and revenues are reported within our Recorded Music segment. The shift to direct deals by BMG will be a phased in-sourcing of distribution during the current fiscal year and we expect BMG to be rolled off by the end of the fiscal year.

    During the three months ended December 31, 2024, in connection with the BMG Termination, the Company reported lower Recorded Music streaming revenue of $16 million and lower physical revenue of $16 million. The impact to Recorded Music’s Adjusted OIBDA was immaterial for the three months ended December 31, 2024.

RESULTS OF OPERATIONS
Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Revenue by Type
Digital	$873	$908	$(35)	-4%
Physical	166	154	12	8%
Total digital and physical	1,039	1,062	(23)	-2%
Artist services and expanded-rights	196	204	(8)	-4%
Licensing	110	179	(69)	-39%
Total Recorded Music	1,345	1,445	(100)	-7%
Performance	56	51	5	10%
Digital	207	196	11	6%
Mechanical	14	15	(1)	-7%
Synchronization	39	39	—	—%
Other	7	3	4	133%
Total Music Publishing	323	304	19	6%
Intersegment eliminations	(2)	(1)	(1)	100%
Total revenues	$1,666	$1,748	$(82)	-5%
Revenue by Geographical Location
U.S. Recorded Music	$532	$627	$(95)	-15%
U.S. Music Publishing	173	172	1	1%
Total U.S.	705	799	(94)	-12%
International Recorded Music	813	818	(5)	-1%
International Music Publishing	150	132	18	14%
Total international	963	950	13	1%
Intersegment eliminations	(2)	(1)	(1)	100%
Total revenues	$1,666	$1,748	$(82)	-5%
Total Revenues
Total revenues decreased by $82 million, or 5%, to $1,666 million for the three months ended December 31, 2024 from $1,748 million for the three months ended December 31, 2023. Revenue growth was unfavorably impacted by the BMG Termination, which resulted in $32 million lower Recorded Music revenue compared to the three months ended December 31, 2023, of which $16 million was in streaming revenue and $16 million was in physical revenue. The prior-year quarter also included $75 million from a licensing agreement extension for an artist’s catalog (the “Licensing Extension”) in Recorded Music licensing revenue and $30 million of Recorded Music streaming revenue from a deal with one of the Company’s digital partners (the “Digital License Renewal”), which resulted in upfront revenue recognition for the three months ended December 31, 2023. Excluding these items, total revenues increased by 3%, which includes $19 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 81% and 19% of total revenue for the three months ended December 31, 2024, respectively, and 83% and 17% of total revenue for the three months ended December 31, 2023, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 42% and 58% of total revenues for the three months ended December 31, 2024 and 46% and 54% of total revenues for the three months ended December 31, 2023.

Total digital revenues after intersegment eliminations decreased by $22 million, or 2%, to $1,082 million for the three months ended December 31, 2024 from $1,104 million for the three months ended December 31, 2023. Excluding the BMG Termination and the Digital License Renewal, total digital revenues increased 2%. Total streaming revenue decreased 2% driven by Recorded Music, partially offset by growth in Music Publishing. Total streaming revenue includes $14 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2024 were composed of U.S. revenues of $508 million and international revenues of $572 million, or 47% and 53% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2023 were composed of U.S. revenues of $536 million and international revenues of $568 million, or 49% and 51% of total digital revenues, respectively.
Recorded Music revenues decreased by $100 million, or 7%, to $1,345 million for the three months ended December 31, 2024 from $1,445 million for the three months ended December 31, 2023. The decrease includes $16 million of unfavorable currency exchange fluctuations. Excluding the impacts of the Licensing Extension of $75 million, the BMG Termination of $32 million, and the Digital License Renewal of $30 million, Recorded Music revenue increased 3%. U.S. Recorded Music revenues were $532 million and $627 million, or 40% and 43% of consolidated Recorded Music revenues for each of the three months ended December 31, 2024 and December 31, 2023, respectively. International Recorded Music revenues were $813 million and $818 million, or 60% and 57% of consolidated Recorded Music revenues for each of the three months ended December 31, 2024 and December 31, 2023, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in digital, licensing, and artist services and expanded-rights revenues, partially offset by an increase in physical revenue. Digital revenue decreased by $35 million, or 4%, which includes an unfavorable impact of currency exchange fluctuations of $13 million. Revenue from streaming services decreased by $33 million, or 4%, to $854 million for the three months ended December 31, 2024 from $887 million for the three months ended December 31, 2023. The decrease in streaming revenue reflects the unfavorable impact of the Digital License Renewal of $30 million, the BMG Termination of $16 million, and the unfavorable impact of foreign currency exchange rates of $13 million. Excluding the BMG Termination and the Digital License Renewal, streaming revenue increased 2%, driven by the impact of price increases in the prior year, the timing of deal renewals, and content delivery with certain emerging streaming platforms in the prior-year quarter. The quarter reflects carryover success from Benson Boone, Teddy Swims, Charli XCX, and Zach Bryan. Download and other digital revenues decreased by $2 million, or 10%, to $19 million for the three months ended December 31, 2024 from $21 million for the three months ended December 31, 2023 due to the continued shift to streaming services. Licensing revenue decreased by $69 million, or 39%, primarily driven by the impact of the Licensing Extension in the prior-year quarter of $75 million. Artist services and expanded-rights revenue decreased by $8 million, or 4%, due to lower concert promotion revenue, lower direct-to-consumer merchandising revenue at EMP, a decrease in revenue related to the exit of the Company’s non-core owned and operated media properties in connection with the Strategic Restructuring Plan, and an unfavorable impact of foreign currency exchange rates of $2 million. Physical revenue increased by $12 million, or 8%, which includes the unfavorable impact of the BMG Termination of $16 million. Excluding the BMG Termination, physical revenue increased 20%, primarily driven by success of new releases from Linkin Park, Mariya Takeuchi, ROSÉ, and MISAMO, partially offset by an unfavorable impact of foreign currency exchange rates of $1 million.
Music Publishing revenues increased by $19 million, or 6%, to $323 million for the three months ended December 31, 2024 from $304 million for the three months ended December 31, 2023. U.S. Music Publishing revenues were $173 million and $172 million, or 54% and 57% of consolidated Music Publishing revenues, for the three months ended December 31, 2024 and December 31, 2023, respectively. International Music Publishing revenues were $150 million and $132 million, or 46% and 43% of consolidated Music Publishing revenues, for the three months ended December 31, 2024 and December 31, 2023, respectively.
The overall increase in Music Publishing revenue was driven by increases in digital, performance, and other publishing revenues, partially offset by a decrease in mechanical revenue. Synchronization revenue was flat compared to the prior year. Digital revenue increased by $11 million, or 6%, primarily due to higher streaming revenue, partially offset by a decrease in downloads and other digital revenue. Revenue from streaming services grew by $12 million, or 6%, to $205 million for the three months ended December 31, 2024 from $193 million for the three months ended December 31, 2023, reflecting continued market growth, partially offset by an unfavorable impact of foreign currency exchange rates of $1 million. Performance revenue increased by $5 million, or 10%, driven by higher touring revenue outside of the U.S. and U.S. radio growth, partially offset by an unfavorable impact of foreign currency exchange rates of $1 million. Mechanical revenue decreased by $1 million.

Revenue by Geographical Location
U.S. revenue decreased by $94 million, or 12%, to $705 million for the three months ended December 31, 2024 from $799 million for the three months ended December 31, 2023. U.S. Recorded Music revenue decreased by $95 million, or 15%. The primary driver was the decrease in licensing revenue of $76 million, attributable to $75 million from the Licensing Extension in the prior-year quarter. U.S. Recorded Music digital revenue decreased by $28 million, or 7%, which reflects lower streaming revenue of $26 million, or 7%, and lower download and other digital revenue of $2 million, or 18%. The decrease in streaming revenue is largely attributable to the unfavorable impact of the BMG Termination compared to the prior-year quarter. This was partially offset by increases in U.S. Recorded Music physical revenue of $8 million, or 13%, and artist services and expanded-rights of $1 million, or 2%. The increase in physical revenue is driven by strong releases in the current quarter as well as catalog and carryover success. The increase in U.S. Recorded Music artist services and expanded-rights revenue is driven by higher merchandising revenue, partially offset by a decrease in revenue related to the exit of the Company’s non-core owned and operated media properties in the prior year in connection with the Strategic Restructuring Plan. U.S. Music Publishing revenue increased by $1 million, or 1%, to $173 million for the three months ended December 31, 2024 from $172 million for the three months ended December 31, 2023. U.S. Music Publishing digital revenue remained constant, attributable to streaming growth of $1 million, or 1%, offset by a decrease in download and other digital revenue of $1 million. U.S. Music Publishing streaming revenue reflects the continued market growth and the timing of payments. U.S. Music Publishing performance revenue increased by $1 million, or 6%, due to an increase in U.S. radio activity. U.S. Music Publishing synchronization revenue and mechanical revenue remained constant for the three months ended December 31, 2024 compared to the three months ended December 31, 2023.
International revenue increased by $13 million, or 1%, to $963 million for the three months ended December 31, 2024 from $950 million for the three months ended December 31, 2023. Excluding the unfavorable impact of foreign currency exchange rates of $18 million, International revenue increased by $31 million, or 3%. International Recorded Music revenue decreased by $5 million, or 1%, driven by decreases in artist services and expanded-rights revenue and digital revenues, partially offset by increases in licensing and physical revenues. International Recorded Music artist services and expanded-rights revenue decreased by $9 million due to lower direct-to-consumer merchandising revenue at EMP, lower concert promotion revenue primarily in France, and the unfavorable impact of foreign currency exchange rates of $2 million. International Recorded Music digital revenue decreased by $7 million, attributable to lower streaming revenue of $7 million, or 1%, which reflects the unfavorable impact of the BMG Termination and the Digital License Renewal in the prior-year quarter, and an unfavorable impact of foreign currency exchange rates of $13 million. International Recorded Music licensing revenue increased by $7 million driven by higher broadcast revenue and the impact of settlements, and physical revenue increased by $4 million driven by strong releases primarily in Japan, partially offset by an unfavorable impact of foreign currency exchange rates of $1 million. International Music Publishing revenue increased from the prior-year quarter by $18 million, or 14%, to $150 million for the three months ended December 31, 2024 from $132 million for the three months ended December 31, 2023. International Music Publishing revenue growth was driven by increases in digital revenue of $11 million due to growth in streaming, performance revenue of $4 million due to higher touring revenue, and other revenue of $4 million. This was partially offset by a decrease in mechanical revenue of $1 million. International Music Publishing synchronization revenue remained constant for the three months ended December 31, 2024 compared to the three months ended December 31, 2023.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$574	$540	$34	6%
Product costs	320	340	(20)	-6%
Total cost of revenues	$894	$880	$14	2%
Artist and repertoire costs increased by $34 million, to $574 million for the three months ended December 31, 2024 from $540 million for the three months ended December 31, 2023. Artist and repertoire costs as a percentage of revenue increased to 34% during the three months ended December 31, 2024 from 31% for the three months ended December 31, 2023, primarily driven by revenue mix compared to the three months ended December 31, 2023, which included items with upfront revenue recognition without associated artist and repertoire costs, and unfavorable movements in currency exchange rates.
Product costs decreased by $20 million, to $320 million for the three months ended December 31, 2024 from $340 million for the three months ended December 31, 2023. Product costs as a percentage of revenue remained constant at 19% for each of the three months ended December 31, 2024 and December 31, 2023.

Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$284	$269	$15	6%
Selling and marketing expense	158	176	(18)	-10%
Distribution expense	32	31	1	3%
Total selling, general and administrative expense	$474	$476	$(2)	—%
______________________________________
(1)Includes depreciation expense of $29 million and $26 million for the three months ended December 31, 2024 and December 31, 2023, respectively.
Total selling, general and administrative expense decreased by $2 million, to $474 million for the three months ended December 31, 2024 from $476 million for the three months ended December 31, 2023. Expressed as a percentage of revenue, total selling, general and administrative expense increased to 28% for the three months ended December 31, 2024 from 27% for the three months ended December 31, 2023 due to the factors noted below.
General and administrative expense increased by $15 million to $284 million for the three months ended December 31, 2024 from $269 million for the three months ended December 31, 2023. The increase in general and administrative expense was largely due to the unfavorable movements in foreign currency exchange rates of approximately $11 million, higher depreciation expense driven by assets placed into service of $3 million, higher non-cash stock-based compensation costs of $5 million, partially offset by savings from the Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business. Expressed as a percentage of revenue, general and administrative expense increased to 17% for the three months ended December 31, 2024 from 15% for the three months ended December 31, 2023 largely driven by unfavorable movements in foreign currency exchange rates.
Selling and marketing expense decreased by $18 million, or 10%, to $158 million for the three months ended December 31, 2024 from $176 million for the three months ended December 31, 2023. Expressed as a percentage of revenue, selling and marketing expense decreased to 9% for the three months ended December 31, 2024 from 10% for the three months ended December 31, 2023 due to lower variable marketing spend and savings from the Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business.
Distribution expense increased by $1 million to $32 million for the three months ended December 31, 2024 from $31 million for the three months ended December 31, 2023. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the three months ended December 31, 2024 and the three months ended December 31, 2023.

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

	For the Three Months Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$236	$159	$77	48%
Income attributable to noncontrolling interest	5	34	(29)	(85)%
Net income	241	193	48	25%
Income tax expense	89	72	17	24%
Income before income taxes	330	265	65	25%
Other (income) expense	(153)	50	(203)	—%
Interest expense, net	37	39	(2)	(5)%
Operating income	214	354	(140)	(40)%
Amortization expense	57	55	2	4%
Depreciation expense	29	26	3	12%
Restructuring and impairments	27	—	27	—%
Transformation initiative costs	17	19	(2)	(11)%
Net gain on divestitures	—	(17)	17	—%
Non-cash stock-based compensation and other related costs	19	14	5	36%
Adjusted OIBDA	$363	$451	$(88)	(20)%
Adjusted OIBDA
Adjusted OIBDA decreased by $88 million to $363 million for the three months ended December 31, 2024 from $451 million for the three months ended December 31, 2023. Expressed as a percentage of total revenue, Adjusted OIBDA margin decreased to 22% for the three months ended December 31, 2024 from 26% for the three months ended December 31, 2023. The decreases in Adjusted OIBDA and Adjusted OIBDA margin are driven by the $74 million impact of the Licensing Extension in the prior-year quarter and the $12 million impact of the Digital License Renewal in the prior-year quarter, as well as revenue mix, unfavorable movements in currency exchange rates of approximately $36 million compared to the prior-year quarter, partially offset by savings from the Strategic Restructuring Plan, a portion of which has been reinvested in the Company’s business.
Non-cash stock-based compensation and other related costs
Our non-cash stock-based compensation and other related costs increased by $5 million to $19 million for the three months ended December 31, 2024 from $14 million for the three months ended December 31, 2023, primarily related to issuance of additional restricted stock units and market-based performance stock units.
Net gain on divestitures
There was no net gain on divestitures during the three months ended December 31, 2024. Net gain on divestitures during the three months ended December 31, 2023 includes a pre-tax gain of $17 million in connection with the divestiture of certain sound recording rights.
Transformation initiative costs
Our transformation initiative costs decreased by $2 million to $17 million for the three months ended December 31, 2024 from $19 million for the three months ended December 31, 2023.
Restructuring and Impairments
Our restructuring and impairment charges increased to $27 million for the three months ended December 31, 2024, which includes severance costs related to the Strategic Restructuring Plan and impairment losses related to the write-off of certain long-form audiovisual production assets as well as lease termination costs for office closures in connection with the Strategic Restructuring Plan. There were no restructuring and impairment charges for the three months ended December 31, 2023.
Depreciation expense
Our depreciation expense increased by $3 million to $29 million for the three months ended December 31, 2024 from $26 million for the three months ended December 31, 2023. The increase is primarily due to technology assets being placed into service.
Amortization expense
Our amortization expense increased by $2 million, or 4%, to $57 million for the three months ended December 31, 2024 from $55 million for the three months ended December 31, 2023. The increase is driven by incremental amortization related to acquisitions of music-related assets, partially offset by certain intangible assets becoming fully amortized.
Operating income
Our operating income decreased by $140 million to $214 million for the three months ended December 31, 2024 from $354 million for the three months ended December 31, 2023. In addition to the factors impacting Adjusted OIBDA described above, the decrease in operating income was driven by $27 million of restructuring and impairment charges for the three months ended December 31, 2024 related to the Strategic Restructuring Plan, $17 million net gain on a divestiture in the prior-year quarter, higher amortization expenses of $2 million, and higher non-cash stock-based compensation and other related costs of $5 million.
Interest expense, net
Our interest expense, net, decreased to $37 million for the three months ended December 31, 2024 from $39 million for the three months ended December 31, 2023 due to lower interest rates on variable rate debt.
Other (income) expense
Other income for the three months ended December 31, 2024 primarily includes foreign currency gains on our Euro-denominated debt of $61 million, currency exchange gains on our intercompany loans of $46 million, realized gains on the sale of an investment of $29 million, and realized and unrealized gains on hedging activity of $15 million. This compares to foreign currency losses on our Euro-denominated debt of $39 million, currency exchange losses on our intercompany loans of $9 million, and realized and unrealized losses on hedging activity of $6 million for the three months ended December 31, 2023.
Income tax expense
Our income tax expense increased by $17 million to $89 million for the three months ended December 31, 2024 from $72 million for the three months ended December 31, 2023. The increase of $17 million in income tax expense is primarily due to the impact of higher pre-tax income in the current year, higher U.S. state and local taxes, and higher portion of the pre-tax income earned outside of the United States and taxed at rates higher than in the United States.
Net income
Net income increased by $48 million to $241 million for the three months ended December 31, 2024 from $193 million for the three months ended December 31, 2023 as a result of the factors described above.
Noncontrolling interest
Income attributable to noncontrolling interest decreased by $29 million to $5 million for the three months ended December 31, 2024 from $34 million for the three months ended December 31, 2023. The decrease is due to lower income from non-wholly-owned subsidiaries, primarily due to the impact of the Licensing Extension in the prior-year quarter.

Business Segment Results
Revenues, operating income (loss) and Adjusted OIBDA by business segment were as follows (in millions):

	For the Three Months Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Recorded Music
Revenues	$1,345	$1,445	$(100)	-7%
Operating income	238	374	(136)	-36%
Adjusted OIBDA	323	412	(89)	-22%
Music Publishing
Revenues	323	304	19	6%
Operating income	55	63	(8)	-13%
Adjusted OIBDA	83	86	(3)	-3%
Corporate expenses and eliminations
Revenue eliminations	(2)	(1)	(1)	100%
Operating loss	(79)	(83)	4	-5%
Adjusted OIBDA loss	(43)	(47)	4	-9%
Total
Revenues	1,666	1,748	(82)	-5%
Operating income	214	354	(140)	-40%
Adjusted OIBDA	363	451	(88)	-20%
Recorded Music
Revenues
Recorded Music revenue decreased by $100 million, or 7%, to $1,345 million for the three months ended December 31, 2024 from $1,445 million for the three months ended December 31, 2023.
The overall decrease in Recorded Music revenue was driven by lower revenue across digital, licensing, and artist services and expanded-rights, partially offset by an increase in physical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$366	$350	$16	5%
Product costs	320	340	(20)	-6%
Total cost of revenues	$686	$690	$(4)	-1%
Recorded Music cost of revenues decreased by $4 million, or 1%, to $686 million for the three months ended December 31, 2024 from $690 million for the three months ended December 31, 2023. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs increased to 27% for the three months ended December 31, 2024 from 24% for the three months ended December 31, 2023, primarily driven by revenue mix and the unfavorable movements in currency exchange rates. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs remained constant at 24% for each of the three months ended December 31, 2024 and December 31, 2023.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$180	$163	$17	10%
Selling and marketing expense	151	170	(19)	-11%
Distribution expense	32	31	1	3%
Total selling, general and administrative expense	$363	$364	$(1)	—%
______________________________________
(1)Includes depreciation expense of $15 million for the three months ended December 31, 2024 and $13 million for the three months ended December 31, 2023.

Recorded Music selling, general and administrative expense decreased by $1 million, to $363 million for the three months ended December 31, 2024 from $364 million for the three months ended December 31, 2023. The increase in general and administrative expense was mainly driven by unfavorable movements in foreign currency exchange rates of approximately $11 million, higher non-cash stock-based compensation and other related costs of $4 million, and the impact of acquisitions of $1 million. The decrease in selling and marketing expense was primarily due to lower variable marketing spend and savings from the Strategic Restructuring Plan, a portion of which has been reinvested into the Company’s business. The increase in distribution expense was primarily driven by revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 27% for the three months ended December 31, 2024 from 25% for the three months ended December 31, 2023.
Operating Income and Adjusted OIBDA
Recorded Music operating income decreased by $136 million to $238 million for the three months ended December 31, 2024 from $374 million for the three months ended December 31, 2023. In addition to the factors impacting Adjusted OIBDA described below, the decrease in operating income was driven by $28 million of restructuring and impairment charges which includes severance costs related to the Strategic Restructuring Plan and impairment losses related to the write-off of certain long-form audiovisual production assets and lease termination costs for office closures in connection with the Strategic Restructuring Plan in the current quarter. The decrease is also driven by higher depreciation expenses of $2 million due to technology assets being placed into service, partially offset by lower amortization expenses of $4 million due to certain intangible assets becoming fully amortized.
Recorded Music Adjusted OIBDA decreased by $89 million to $323 million for the three months ended December 31, 2024 from $412 million for the three months ended December 31, 2023 largely driven by the impact of the Licensing Extension of $74 million in the prior-year quarter, the Digital License Renewal of $12 million in the prior-year quarter, and the impact of unfavorable movements in currency exchange rates of approximately $27 million compared to the prior-year quarter, partially offset by savings from the Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin decreased to 24% for the three months ended December 31, 2024 from 29% for the three months ended December 31, 2023 due to the factors noted above.
Music Publishing
Revenues
Music Publishing revenues increased by $19 million, or 6%, to $323 million for the three months ended December 31, 2024 from $304 million for the three months ended December 31, 2023.
The overall increase in Music Publishing revenue was driven by growth in digital, performance and other revenues, partially offset by lower mechanical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Artist and repertoire costs	$210	$191	$19	10%
Total cost of revenues	$210	$191	$19	10%
Music Publishing cost of revenues increased by $19 million, or 10%, to $210 million for the three months ended December 31, 2024 from $191 million for the three months ended December 31, 2023. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 65% for the three months ended December 31, 2024 from 63% for the three months ended December 31, 2023, largely due to revenue mix and unfavorable movements in currency exchange rates.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
General and administrative expense (1)	$31	$29	$2	7%
Selling and marketing expense	1	—	1	—%
Total selling, general and administrative expense	$32	$29	$3	10%
______________________________________
(1)Includes depreciation expense of $1 million for each of the three months ended December 31, 2024 and December 31, 2023.
Music Publishing selling, general and administrative expense increased by $3 million, or 10%, to $32 million for the three months ended December 31, 2024 from $29 million for the three months ended December 31, 2023. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained constant at 10% for each of the three months ended December 31, 2024 and December 31, 2023.
Operating Income and Adjusted OIBDA
Music Publishing operating income decreased by $8 million to $55 million for the three months ended December 31, 2024 from $63 million for the three months ended December 31, 2023, driven by the same factors affecting Adjusted OIBDA discussed below, as well as an increase in amortization expense of $5 million.
Music Publishing Adjusted OIBDA decreased by $3 million, or 3%, to $83 million for the three months ended December 31, 2024 from $86 million for the three months ended December 31, 2023 due to revenue mix and the impact of unfavorable movements in foreign currency exchange rates of approximately $9 million. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin decreased to 26% for the three months ended December 31, 2024 from 28% for the three months ended December 31, 2023 due to revenue mix and the unfavorable movements in currency exchange rates.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations decreased by $4 million for the three months ended December 31, 2024 to $79 million from $83 million for the three months ended December 31, 2023, driven by lower expenses related to transformation initiatives of $2 million.
Our Adjusted OIBDA loss from corporate expenses and eliminations decreased by $4 million for the three months ended December 31, 2024 to $43 million from $47 million for the three months ended December 31, 2023, primarily due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at December 31, 2024
At December 31, 2024, we had $3.955 billion of debt (which is net of $32 million of premiums, discounts and deferred financing costs), $802 million of cash and equivalents (net debt of $3.153 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $545 million of Warner Music Group Corp. equity. This compares to $4.014 billion of debt (which is net of $34 million of premiums, discounts and deferred financing costs), $694 million of cash and equivalents (net debt of $3.320 billion) and $518 million of Warner Music Group Corp. equity at September 30, 2024.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the three months ended December 31, 2024 and December 31, 2023 are unaudited and have been derived from our condensed consolidated interim financial statements included elsewhere herein.

	Three Months Ended December 31,
	2024	2023
Cash provided by (used in):
Operating activities	$332	$293
Investing activities	(81)	(92)
Financing activities	(127)	(93)
Operating Activities
Cash provided by operating activities was $332 million for the three months ended December 31, 2024 as compared with cash provided by operating activities of $293 million for the three months ended December 31, 2023. The $39 million increase in cash provided by operating activities was largely a result of movement in deferred revenue due to timing of digital advances and other movements within working capital.
Investing Activities
Cash used in investing activities was $81 million for the three months ended December 31, 2024 as compared with cash used in investing activities of $92 million for the three months ended December 31, 2023. The $81 million of cash used in investing activities in the three months ended December 31, 2024 consisted of $40 million relating to investments and acquisitions of businesses, $41 million to acquire music-related assets and $36 million relating to capital expenditures, partially offset by $36 million of proceeds from the sale of investments. The $92 million of cash used in investing activities in the three months ended December 31, 2023 consisted of $17 million relating to investments and acquisitions of businesses, $59 million to acquire music-related assets, and $29 million relating to capital expenditures, partially offset by $4 million of proceeds from divestitures and $9 million of proceeds from the sale of investments.
Financing Activities
Cash used in financing activities was $127 million for the three months ended December 31, 2024 as compared with cash used in financing activities of $93 million for the three months ended December 31, 2023. The $127 million of cash used in financing activities for the three months ended December 31, 2024 consisted of dividends paid of $94 million, payment of deferred consideration of $17 million, distributions to noncontrolling interest holders of $7 million, taxes paid related to net share settlement of restricted stock units and common stock of $2 million, common stock repurchased and retired of $2 million and other financing activity of $5 million. The $93 million of cash used in financing activities for the three months ended December 31, 2023 consisted of dividends paid of $89 million and distributions to noncontrolling interest holders of $4 million.
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

Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BBB- in August 2024 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba2 in April 2023 with a positive outlook updated in April 2024. In September 2024, Fitch assigned us a BBB- long-term credit rating with a stable outlook. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.2% as of December 31, 2024. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
Repurchase Program
On November 14, 2024, the Company’s board of directors authorized a new $100 million share repurchase program (the “Share Repurchase Program”), which is intended to offset dilution from the Omnibus Incentive Plan. The $100 million share repurchase authorization does not obligate the Company to purchase any shares and the Share Repurchase Program does not have a fixed expiration date.
The Company repurchased and retired 60,383 shares for $2 million during the three months ended December 31, 2024.
Existing Debt as of December 31, 2024
As of December 31, 2024, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2031	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	337
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	462
3.000% Senior Secured Notes due 2031	800
Mortgage Term Loan due 2033	18
Total long-term debt, including the current portion	$3,987
Issuance premium less unamortized discount and unamortized deferred financing costs	(32)
Total long-term debt, including the current portion, net	$3,955
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility available at December 31, 2024, less letters of credit outstanding of approximately $2 million at December 31, 2024. There were no loans outstanding under the Revolving Credit Facility at December 31, 2024.
For further discussion of our debt agreements, see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
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
On November 8, 2024, the Company’s board of directors declared a cash dividend of $0.18 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on December 3, 2024. The Company paid an aggregate of approximately $94 million, or $0.18 per share, in cash dividends to stockholders and participating security holders for the three months ended December 31, 2024, respectively.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of December 31, 2024.
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
The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended December 31, 2024, for the twelve months ended December 31, 2023 and for the three months ended December 31, 2024 and December 31, 2023. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended December 31, 2024. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended December 31,		Three Months Ended December 31,
	2024	2023	2024	2023
Net Income	$526	$508	$241	$193
Income tax expense	140	194	89	72
Interest expense, net	159	148	37	39
Depreciation and amortization	332	329	86	81
Loss on extinguishment of debt (a)	—	4	—	—
Net gains on divestitures and sale of securities	(47)	(25)	(29)	(24)
Restructuring costs (b)	132	59	3	4
Net foreign exchange losses (gains) (c)	(103)	36	(123)	54
Transaction costs	7	3	—	—
Business optimization expenses (d)	104	76	25	23
Non-cash stock-based compensation expense (e)	56	44	12	8
Other non-cash charges (f)	76	2	26	4
Pro forma impact of cost savings initiatives and specified transactions (g)	137	38	16	7
Adjusted EBITDA	$1,519	$1,416	$383	$461
Senior Secured Indebtedness (h)	$3,205
Leverage Ratio (i)	2.11x
______________________________________
(a)Reflects loss on extinguishment of debt, primarily including tender fees and unamortized deferred financing costs.
(b)Reflects severance costs and other restructuring related expenses, including those related to the Strategic Restructuring Plan and 2023 Restructuring Plan as well as the Executive Transition Costs in the prior year.
(c)Reflects unrealized losses (gains) due to foreign exchange on our Euro-denominated debt, losses (gains) from foreign currency forward exchange contracts and intercompany transactions.
(d)Reflects costs associated with our transformation initiatives and technology system updates, which includes costs of $17 million and $74 million related to our finance transformation for the three and twelve months ended December 31, 2024, respectively, as well as $19 million and $56 million for the three and twelve months ended December 31, 2023, respectively.
(e)Reflects non-cash stock-based compensation expense related to the Omnibus Incentive Plan.
(f)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market adjustment of equity investments, investment losses (gains) and $26 million of non-cash impairment losses resulting from the Strategic Restructuring Plan in the current year.
(g)Reflects expected savings resulting from transformation initiatives, including the Strategic Restructuring Plan and the 2023 Restructuring Plan, and the pro forma impact of certain specified transactions for the three and twelve months ended December 31, 2024. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $37 million increase in the twelve months ended December 31, 2024 Adjusted EBITDA.
(h)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $3.955 billion less cash of $750 million.
(i)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of December 31, 2024 not exceeding $750 million in accordance with the Sixth Revolving Credit Agreement Amendment. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $140 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $140 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 17 to our audited consolidated financial statements for the fiscal year ended September 30, 2024, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2024, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2024.
Foreign Currency Risk
Within our global business operations, we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Mexican Peso, Norwegian krone, and Polish Zloty and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset fluctuations in the Euro. As of December 31, 2024, the Company had outstanding foreign currency forward exchange contracts for the sale of $438 million and the purchase of $260 million of foreign currencies at fixed rates. Subsequent to December 31, 2024, certain of our foreign exchange contracts expired and were not replaced.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2024, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $18 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are used to manage foreign currency exchange rate risk, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.986 billion of principal debt outstanding at December 31, 2024, of which $1.313 billion was variable-rate debt and $2.673 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At December 31, 2024, 67% of the Company’s debt was at a fixed rate. In addition, as of December 31, 2024, we have the option under our floating rate loans under the Senior Term Loan Facility to select a one, three or six month Term SOFR.
Based on the level of interest rates prevailing at December 31, 2024, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $3.752 billion. Further, as of December 31, 2024, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $30 million or increase the fair value of the fixed-rate debt by approximately $30 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
There are no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s Class A common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 2024	—	$—	—	$—
November 2024	—	—	—	100
December 2024	60,383	31.71	60,383	98
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
10.1
Letter Agreement, dated as of January 2, 2025, between Warner Music Group Corp. and Robert Kyncl (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2025)

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
February 6, 2025

WARNER MUSIC GROUP CORP.

By:	/s/ ROBERT KYNCL
Name: Title:	Robert Kyncl Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN CASTELLANI
Name: Title:	Bryan Castellani Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)