Form 10-Q
period 2025-03-31
Warner Music Group Corp.
filed 2025-05-08
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 5, 2025, there were 145,886,566 shares of Class A Common Stock and 375,380,313 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Condensed Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	March 31, 2025	September 30, 2024
Assets
Current assets:
Cash and equivalents	$637	$694
Accounts receivable, net of allowances of $23 million and $26 million	1,218	1,255
Inventories	88	99
Royalty advances expected to be recouped within one year	509	470
Prepaid and other current assets	147	125
Total current assets	2,599	2,643
Royalty advances expected to be recouped after one year	945	874
Property, plant and equipment, net of accumulated depreciation of $665 million and $615 million	503	481
Operating lease right-of-use assets, net	217	225
Goodwill	2,031	2,021
Intangible assets subject to amortization, net	2,764	2,359
Intangible assets not subject to amortization	151	152
Deferred tax assets, net	41	52
Other assets	317	348
Total assets	$9,568	$9,155
Liabilities and Equity
Current liabilities:
Accounts payable	$347	$289
Accrued royalties	2,600	2,549
Accrued liabilities	475	641
Accrued interest	35	17
Operating lease liabilities, current	47	45
Deferred revenue	319	246
Other current liabilities	93	110
Total current liabilities	3,916	3,897
Acquisition Corp. long-term debt	3,990	4,014
Asset-based long-term debt	302	—
Operating lease liabilities, noncurrent	216	228
Deferred tax liabilities, net	214	195
Other noncurrent liabilities	140	146
Total liabilities	$8,778	$8,480
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 145,032 and 142,559 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 375,380 issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	1	1
Additional paid-in capital	2,088	2,077
Accumulated deficit	(1,230)	(1,313)
Accumulated other comprehensive loss, net	(292)	(247)
Total Warner Music Group Corp. equity	567	518
Noncontrolling interest	223	157
Total equity	790	675
Total liabilities and equity	$9,568	$9,155
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue	$1,484	$1,494	$3,150	$3,242
Costs and expenses:
Cost of revenue	(791)	(791)	(1,685)	(1,671)
Selling, general and administrative expenses (a)	(450)	(446)	(924)	(922)
Restructuring and impairments	(13)	(95)	(40)	(95)
Amortization expense	(62)	(57)	(119)	(112)
Total costs and expenses	(1,316)	(1,389)	(2,768)	(2,800)
Net gain on divestitures	—	14	—	31
Operating income	168	119	382	473
Interest expense, net	(39)	(42)	(76)	(81)
Other (expense) income	(64)	37	89	(13)
Income before income taxes	65	114	395	379
Income tax expense	(29)	(18)	(118)	(90)
Net income	36	96	277	289
Less: Income attributable to noncontrolling interest	—	—	(5)	(34)
Net income attributable to Warner Music Group Corp.	$36	$96	$272	$255

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.07	$0.18	$0.52	$0.49
Class B – Basic and Diluted	$0.07	$0.18	$0.52	$0.49
Weighted average common shares:
Class A – Basic and Diluted	144,938	141,044	143,995	140,013
Class B – Basic and Diluted	375,380	376,800	375,380	377,145

(a) Includes depreciation expense:	$(28)	$(26)	$(57)	$(52)

See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income	$36	$96	$277	$289
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	84	(41)	(45)	23
Deferred (loss) gain on derivative financial instruments	—	—	—	(1)
Minimum pension liability	—	—	—	(1)
Other comprehensive income (loss), net of tax	84	(41)	(45)	21
Total comprehensive income	120	55	232	310
Less: Income attributable to noncontrolling interest	—	—	(5)	(34)
Comprehensive income attributable to Warner Music Group Corp.	$120	$55	$227	$276
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$277	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176	164
Unrealized (gains) losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	(40)	18
Deferred income taxes	24	16
Net loss (gain) on investments	(27)	(5)
Net loss (gain) on divestitures	—	(31)
Non-cash interest expense	3	2
Non-cash stock-based compensation expense	27	18
Non-cash impairments	32	50
Changes in operating assets and liabilities:
Accounts receivable, net	34	(68)
Inventories	9	30
Royalty advances	(127)	(105)
Other noncurrent assets	2	(85)
Accounts payable and accrued liabilities	(119)	(51)
Royalty payables	83	171
Accrued interest	13	—
Operating lease liabilities	(5)	(3)
Deferred revenue	69	(139)
Other balance sheet changes	(30)	(9)
Net cash provided by operating activities	401	262
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs	(120)	(82)
Capital expenditures	(72)	(55)
Investments and acquisitions of businesses, net of cash received	(46)	(17)
Proceeds from the sale of investments	36	12
Proceeds from divestitures	—	17
Net cash used in investing activities	(202)	(125)
Cash flows from financing activities
Partial proceeds from Senior Term Loan Facility refinancing	—	42
Partial repayment of Senior Term Loan Facility refinancing	—	(42)
Deferred financing costs paid	—	(2)
Distribution to noncontrolling interest holders	(8)	(5)
Dividends paid	(189)	(178)
Payment of deferred consideration	(23)	—
Taxes paid related to net share settlement of restricted stock units and common stock	(19)	(5)
Common stock repurchased and retired	(2)	—
Other financing activity	(7)	—
Net cash used in financing activities	(248)	(190)
Effect of exchange rate changes on cash and equivalents	(8)	(1)
Net decrease in cash and equivalents	(57)	(54)
Cash and equivalents at beginning of period	694	641
Cash and equivalents at end of period	$637	$587
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

Six Months Ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2024	142,559	$—	375,380	$1	$2,077	$(1,313)	$(247)	$518	$157	$675
Net income	—	—	—	—	—	272	—	272	5	277
Other comprehensive loss, net of tax	—	—	—	—	—	—	(45)	(45)	—	(45)
Dividends ($0.36 per share)	—	—	—	—	—	(189)	—	(189)	—	(189)
Stock-based compensation expense	—	—	—	—	34	—	—	34	—	34
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(8)	(8)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	74	74
Vesting of restricted stock units, net of shares withheld for employee taxes	795	—	—	—	(19)	—	—	(19)	—	(19)
Shares issued under the Plan	1,738	—	—	—	—	—	—	—	—	—
Common shares repurchased and retired	(60)	—	—	—	(2)	—	—	(2)	—	(2)
Other	—	—	—	—	(2)	—	—	(2)	(5)	(7)
Balance at March 31, 2025	145,032	$—	375,380	$1	$2,088	$(1,230)	$(292)	$567	$223	$790

Three Months Ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at December 31, 2024	144,301	$—	375,380	$1	$2,091	$(1,171)	$(376)	$545	$152	$697
Net income	—	—	—	—	—	36	—	36	—	36
Other comprehensive income, net of tax	—	—	—	—	—	—	84	84	—	84
Dividends ($0.18 per share)	—	—	—	—	—	(95)	—	(95)	—	(95)
Stock-based compensation expense	—	—	—	—	14	—	—	14	—	14
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	74	74
Vesting of restricted stock units, net of shares withheld for employee taxes	731	—	—	—	(17)	—	—	(17)	—	(17)
Conversion of Class B Shares to Class A shares	—	—	—	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2025	145,032	$—	375,380	$1	$2,088	$(1,230)	$(292)	$567	$223	$790

Six Months Ended March 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

	Shares	Value	Shares	Value
Balance at September 30, 2023	138,345	$—	377,650	$1	$2,015	$(1,387)	$(322)	$307	$123	$430
Net income	—	—	—	—	—	255	—	255	34	289
Other comprehensive income, net of tax	—	—	—	—	—	—	21	21	—	21
Dividends ($0.34 per share)	—	—	—	—	—	(178)	—	(178)	—	(178)
Stock-based compensation	—	—	—	—	33	—	—	33	—	33
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(5)	(5)
Shares issued under the Plan	1,738	—	—	—	—	—	—	—	—	—
Exchange of Class B shares for Class A shares	1,335	—	(1,335)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	178	—	—	—	—	—	—	—	—	—
Balance at March 31, 2024	141,596	$—	376,315	$1	$2,043	$(1,310)	$(301)	$433	$152	$585

Three Months Ended March 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at December 31, 2023	140,637	$—	377,103	$1	$2,039	$(1,317)	$(260)	$463	$153	$616
Net income	—	—	—	—	—	96	—	96	—	96
Other comprehensive loss, net of tax	—	—	—	—	—	—	(41)	(41)	—	(41)
Dividends ($0.17 per share)	—	—	—	—	—	(89)	—	(89)	—	(89)
Stock-based compensation	—	—	—	—	9	—	—	9	—	9
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Shares issued under the Plan	—	—	—	—	—	—	—	—	—	—
Exchange of Class B shares for Class A shares	788	—	(788)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	171	—	—	—	(5)	—	—	(5)	—	(5)
Balance at March 31, 2024	141,596	$—	376,315	$1	$2,043	$(1,310)	$(301)	$433	$152	$585
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025.
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
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”) requires the Company first evaluate its investments to determine if any investments qualify as a variable interest entity (“VIE”). A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest. As of March 31, 2025 and September 30, 2024, there were approximately $70 million and $77 million of assets, respectively, related to VIEs included in our condensed consolidated balance sheets. As of March 31, 2025 and September 30, 2024, there were approximately $2 million of liabilities related to VIEs included in our condensed consolidated balance sheets.
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
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the three and six months ended March 31, 2025 and 2024.
The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three and six months ended March 31, 2025 and 2024 (in millions, except share amounts, which are reflected in thousands, and per share data):

	Three Months Ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$10	$26	$27	$69
Less: Net income attributable to participating securities (a)	—	—	(1)	—
Net income attributable to common stockholders	$10	$26	$26	$69
Denominator
Weighted average shares outstanding	144,938	375,380	141,044	376,800
Basic and Diluted EPS	$0.07	$0.07	$0.18	$0.18

	Six Months Ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$78	$194	$71	$184
Less: Net income attributable to participating securities (a)	(3)	—	(3)	—
Net income attributable to common stockholders	$75	$194	$68	$184
Denominator
Weighted average shares outstanding	143,995	375,380	140,013	377,145
Basic and Diluted EPS	$0.52	$0.52	$0.49	$0.49
______________________________________
(a)Participating securities include unvested restricted stock units, which include the right to receive non-forfeitable dividend equivalents.

4. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Revenue by Type
Digital	$841	$848	$1,714	$1,756
Physical	112	111	278	265
Total digital and physical	953	959	1,992	2,021
Artist services and expanded-rights	117	126	313	330
Licensing	105	104	215	283
Total Recorded Music	1,175	1,189	2,520	2,634
Performance	53	52	109	103
Digital	188	187	395	383
Mechanical	16	15	30	30
Synchronization	49	48	88	87
Other	4	4	11	7
Total Music Publishing	310	306	633	610
Intersegment eliminations	(1)	(1)	(3)	(2)
Total revenues	$1,484	$1,494	$3,150	$3,242
Revenue by geographical location
U.S. Recorded Music	$497	$508	$1,029	$1,135
U.S. Music Publishing	161	170	334	342
Total U.S.	658	678	1,363	1,477
International Recorded Music	678	681	1,491	1,499
International Music Publishing	149	136	299	268
Total international	827	817	1,790	1,767
Intersegment eliminations	(1)	(1)	(3)	(2)
Total revenues	$1,484	$1,494	$3,150	$3,242
Sales Returns and Uncollectible Accounts
Based on management’s analysis of sales returns, refund liabilities of $17 million and $20 million were established at March 31, 2025 and September 30, 2024, respectively.
Based on management’s analysis of estimated credit losses, reserves of $23 million and $26 million were established at March 31, 2025 and September 30, 2024, respectively.
Deferred Revenue
Deferred revenue increased by $436 million during the six months ended March 31, 2025 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $146 million were recognized during the six months ended March 31, 2025 related to the balance of deferred revenue at September 30, 2024. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the three months ended March 31, 2025 and March 31, 2024, the Company recognized revenue of $17 million and $44 million, respectively, from performance obligations satisfied in previous periods. For the six months ended March 31, 2025 and March 31, 2024, the Company recognized revenue of $57 million and $74 million, respectively, from performance obligations satisfied in previous periods.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2025 are as follows:

	Rest of FY25	FY26	FY27	Thereafter	Total
	(in millions)
Remaining performance obligations	$814	$542	$91	$44	$1,491
Total	$814	$542	$91	$44	$1,491
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

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2024	$(244)	$(3)	$(247)
Other comprehensive loss	(45)	—	(45)
Balances at March 31, 2025	$(289)	$(3)	$(292)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
6. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2024	$1,557	$464	$2,021
Acquisitions	21	—	21
Other adjustments (a)	(11)	—	(11)
Balances at March 31, 2025	$1,567	$464	$2,031
______________________________________
(a)Other adjustments during the six months ended March 31, 2025 represent foreign currency movements.
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

Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	March 31, 2025	September 30, 2024
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,715	$1,616
Music publishing copyrights	24 years	2,595	2,227
Artist and songwriter contracts	13 years	1,115	1,125
Trademarks	17 years	75	69
Other intangible assets	6 years	88	69
Total gross intangible assets subject to amortization		5,588	5,106
Accumulated amortization		(2,824)	(2,747)
Total net intangible assets subject to amortization		2,764	2,359
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	151	152
Total net intangible assets		$2,915	$2,511
The increase in net intangible assets during the six months ended March 31, 2025 is primarily related to the acquisition of Tempo Music Holdings, LLC (“Tempo”) which is further described below. Additionally, the Company completed various business combinations during the six months ended March 31, 2025 which resulted in the recognition of intangible assets with a preliminary estimated fair value of $38 million in the aggregate within recorded music catalogs, artist and songwriter contracts, trademarks, and other intangibles. The increase in net intangible assets was partially offset by unfavorable foreign currency movements.
On February 5, 2025, WMG Tempo Holdco LLC, a wholly owned subsidiary of Acquisition Corp. and an indirect subsidiary of the Company,which has majority representation on the board of WMG Tempo Holdco LLC, acquired a 50.1% interest in Tempo, a proprietary music rights acquisition platform, for consideration of $76 million, including transaction costs, with an option, exercisable on or prior to November 30, 2027, to acquire the remaining 49.9% of Tempo for approximately $73 million, subject to contractual adjustments. The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations, and the Company recognized $351 million of music publishing copyrights and $87 million of recorded music catalogs which will each be amortized over an estimated useful life of 15 years. Additionally, the Company recognized approximately $13 million of net assets, which consists primarily of cash and accounts receivables. In connection with the transaction, the Company assumed long-term debt held by one of Tempo’s subsidiaries, which was recognized on the acquisition date at its estimated fair value of approximately $302 million. The assumed long-term debt is secured only by certain music rights owned by Tempo and is nonrecourse to the Company and its subsidiaries, other than Tempo (refer to Note 7 for more information on the acquired long-term debt). Finally, the Company recognized a corresponding noncontrolling interest of $73 million based on the fair value of the acquired assets.

7. Debt
Debt Capitalization
As of March 31, 2025, our long-term debt consists of the following:

	March 31, 2025	September 30, 2024
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2031	1,295	1,295
2.750% Senior Secured Notes due 2028	352	363
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031	481	497
3.000% Senior Secured Notes due 2031	800	800
Mortgage Term Loan due 2033	17	18
Total debt, including the current portion	4,020	4,048
Premium less unamortized discount and unamortized DFCs	(30)	(34)
Total Acquisition Corp. long-term debt, including the current portion, net	$3,990	$4,014
Tempo Asset-Based Notes due 2050	311	—
Unamortized discount	(9)	—
Total asset-based long-term debt, including the current portion, net (b)	$302	$—
Total long-term debt, including the current portion, net	$4,292	$4,014
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $2 million as of March 31, 2025 and September 30, 2024. There were no loans outstanding under the Revolving Credit Facility as of March 31, 2025 and September 30, 2024.
(b)The Tempo Asset-Based Notes due 2050 are secured only by certain music rights owned by Tempo and are nonrecourse to the Company and its subsidiaries, other than Tempo.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. is party to and the borrower under a $1,295 million senior secured term loan credit facility, pursuant to a credit agreement dated November 1, 2012, as amended or supplemented (the “Senior Term Loan Credit Agreement”) with JPMorgan Chase Bank NA, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (the “Senior Term Loan Facility”). Additionally, as of March 31, 2025 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility (as defined below) and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, the covenants under the Revolving Credit Facility, which are currently suspended, will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility. The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of March 31, 2025.
Fiscal 2025 Transactions
Acquisition of Tempo

Following its acquisition of Tempo on February 5, 2025, the Company holds approximately $311 million of asset-based securities due November 2050 (“Asset-Based Notes”) issued by a subsidiary of Tempo and secured only by certain music rights owned by Tempo and is nonrecourse to the Company and its subsidiaries, other than Tempo. These notes, which consist of multiple fixed rate tranches, will accrue at a fixed weighted average rate of 4.62% until November 30, 2027, with higher interest rates thereafter. Principal and interest are payable in equal semi-annual installments.
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Revolving Term SOFR”), and other rates for alternate currencies, such as EURIBOR and SONIA, as provided in the Revolving Credit Agreement, subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving Term SOFR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.30x at March 31, 2025, the applicable margin for SOFR loans and risk-free rate loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
Interest on the Asset-Based Notes, which consist of multiple fixed rate tranches, will accrue at a fixed weighted average rate of 4.62% until November 30, 2027. Following November 30, 2027, if the Asset-Based Notes remain outstanding, the interest rate on the outstanding Asset-Based Notes will increase by a per annum rate equal to the greater of: (i) 5.0% and (ii) the amount, if any, by which the sum of the following exceeds the interest rate otherwise payable with respect to such Asset-Based Notes: (A) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on November 30, 2027 of the U.S. treasury security having a term closest to seven years plus (B) 5.0%, plus (C) with respect to class A notes, 3.53% and, with respect to class B notes, 4.28%.
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. As of March 31, 2025, there are no interest rate swaps outstanding.
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 24, 2031.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is November 30, 2028.
Maturities of Senior Secured Notes
As of March 31, 2025, there are no scheduled maturities of notes until 2028, when $352 million is scheduled to mature. Thereafter, $2.667 billion is scheduled to mature.
Maturity of Term Loan Mortgage

The maturity date of the Term Loan Mortgage is January 27, 2033, subject to a call option exercisable by Truist Bank at any time after January 27, 2028 if certain criteria relating to the Company’s creditworthiness are met.
Maturity of Tempo Asset-Based Notes
The maturity date of the Asset-Based Notes is November 30, 2050.
Interest Expense, net
Total interest expense, net was $39 million and $42 million for the three months ended March 31, 2025 and 2024, respectively, and $76 million and $81 million for the six months ended March 31, 2025 and 2024, respectively. Interest expense, net includes interest expense related to our outstanding indebtedness of $44 million and $46 million for the three months ended March 31, 2025 and 2024, respectively, and $87 million and $91 million for the six months ended March 31, 2025 and 2024, respectively. The weighted-average interest rate of the Company’s total debt was 4.1% at March 31, 2025, 4.3% at September 30, 2024, and 4.5% at March 31, 2024.
8. Restructuring and Impairments
Strategic Restructuring Plan
In 2024, the Company announced a strategic restructuring plan (the “Strategic Restructuring Plan”) designed to free up additional funds to invest in music and accelerate the Company’s growth for the next decade. The Company expects to incur total non-recurring restructuring charges of approximately $240 million or approximately $160 million of total non-recurring after tax charges. The expected pre-tax charges include approximately $158 million of severance and other contract termination costs, along with approximately $82 million of non-cash impairment charges. The majority of severance payments and other termination costs are expected to be paid by the end of fiscal year 2026.
For the three months ended March 31, 2025, total severance and other contract termination costs recorded in connection with the Strategic Restructuring Plan were $7 million, all of which was recognized in our Recorded Music segment. For the six months ended March 31, 2025, total severance and other contract termination costs recorded in connection with the Strategic Restructuring Plan were $8 million, of which $9 million of expense was recognized in our Recorded Music segment while there was a $1 million benefit recognized at Corporate due to a change in estimate. Additionally, for the three and six months ended March 31, 2025, the Company recognized $6 million and $32 million of impairment losses, respectively, all of which were recognized in our Recorded Music segment. Impairment charges recognized during the period primarily relate to the write-off of certain long-form audiovisual production assets and lease termination costs for office closures. The Company continues to review its operations for additional cost savings and efficiencies. Our ongoing review could result in additional costs and charges which may be significant.
As of March 31, 2025, total cumulative restructuring and impairment charges recognized in connection with the Strategic Restructuring Plan were $218 million with $208 million of costs recognized in our Recorded Music segment and $10 million recognized at Corporate. These costs are composed of $136 million of severance and other contract termination costs, of which $7 million was non-cash, and $82 million of non-cash impairment charges.
The below table sets forth the activity for the six months ended March 31, 2025 in the restructuring accrual associated with the Strategic Restructuring Plan included within accrued liabilities in the accompanying condensed consolidated balance sheets.

	Severance Costs	Contract Termination Costs	Total
	(in millions)
Balance at September 30, 2024	$99	$5	$104
Restructuring charges	1	7	8
Cash payments	(47)	(4)	(51)
Foreign currency movements	(1)	—	(1)
Balance at March 31, 2025	$52	$8	$60

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
For the three and six months ended March 31, 2025, the Company recognized a total of $14 million and $27 million of non-cash stock-based compensation expense, respectively, which was recorded to additional paid-in capital. For the three and six months ended March 31, 2024, the Company recognized a total of $9 million and $18 million of non-cash stock-based compensation expense, respectively, all of which was recorded to additional paid-in capital. During the six months ended March 31, 2025 and 2024, $7 million and $15 million of share-based compensation liabilities were reclassified to additional paid-in capital upon a certain number of awards becoming determinable, respectively.
Common Stock
During the six months ended March 31, 2025, in connection with the Senior Management Free Cash Flow Plan (the “Plan”), the Company issued a total of 1,738,018 shares of Class A Common Stock to settle all remaining participants’ deferred equity units previously issued under the Plan.
During the three and six months ended March 31, 2025, the Company satisfied the vesting of RSUs by issuing 730,903 and 794,789 shares of Class A Common Stock under the Omnibus Incentive Plan, respectively, which is net of shares used to settle employee income tax obligations.
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
We did not repurchase any common shares during the three months ended March 31, 2025.
The following table summarizes our total share repurchases and retirement under the Share Repurchase Program during the three and six months ended March 31, 2025:

	Three Months Ended March 31, 2025		Six Months Ended March 31, 2025
Share Repurchase Type	Shares	Amount (in millions)	Shares	Amount (in millions)
Open Market Repurchases	—	$—	60,383	$2

11. Income Taxes

For the three and six months ended March 31, 2025, the Company recorded an income tax expense of $29 million and $118 million, respectively. The income tax expense for the three and six months ended March 31, 2025 is higher than the expected tax expense at the statutory rate of 21% primarily due to foreign income taxed at rates higher than in the United States, including withholding taxes, U.S. state and local taxes, non-deductible executive compensation under IRC Section 162(m), and unrecognized tax benefit related to uncertain tax positions. These charges were partially offset by tax benefits associated with Research and Development (“R&D”) credits, and the net impact of GILTI and foreign derived intangible income (“FDII”).
For the three and six months ended March 31, 2024, the Company recorded an income tax expense of $18 million and $90 million, respectively. The income tax expense for the three and six months ended March 31, 2024 is higher than the expected tax benefit at the statutory tax rate of 21% primarily due to foreign income taxed at rates higher than in the United States, including withholding taxes, U.S. state and local taxes, non-deductible executive compensation under IRC Section 162(m), and unrecognized tax benefit related to uncertain tax positions. These charges were partially offset by the tax benefit from the winding down of the Company’s owned and operated media properties, nontaxable income from partnerships, the net impact of GILTI and FDII, and tax benefits associated with R&D credits.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of March 31, 2025 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various jurisdictions during the next twelve months.
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
As of March 31, 2025, the Company had outstanding foreign currency forward exchange contracts for the sale of $369 million and the purchase of $206 million of foreign currencies at fixed rates that will be settled by September 2025. As of September 30, 2024, the Company had no foreign currency forward exchange contracts outstanding.
The Company recorded realized pre-tax gains of $7 million and unrealized pre-tax gains of $3 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the six months ended March 31, 2025. The Company recorded realized pre-tax gains of $1 million and recorded no unrealized pre-tax gains or losses related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the six months ended March 31, 2024.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
	(in millions)
Other Current Assets:
Foreign currency forward exchange contracts (a)	4	—
Other Current Liabilities:
Foreign currency forward exchange contracts (a)	(1)	—
______________________________________
(a)Includes $11 million and $8 million of foreign exchange derivative contracts in asset and liability positions, respectively, which net to $4 million of current assets and $1 million of current liabilities, respectively.

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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
March 31, 2025
Revenues	$1,175	$310	$(1)	$1,484
Adjusted OIBDA	270	85	(52)	303

March 31, 2024
Revenues	$1,189	$306	$(1)	$1,494
Adjusted OIBDA	272	82	(42)	312

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Six Months Ended	(in millions)
March 31, 2025
Revenues	$2,520	$633	$(3)	$3,150
Adjusted OIBDA	593	168	(95)	666

March 31, 2024
Revenues	2,634	610	(2)	3,242
Adjusted OIBDA	684	168	(89)	763
Adjusted OIBDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of the Company’s Adjusted OIBDA to operating income is presented below.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Operating income	$168	$119	$382	$473
Amortization expense	62	57	119	112
Depreciation expense	28	26	57	52
Restructuring and impairments	13	95	40	95
Transformation initiative costs	18	19	35	38
Net gain on divestitures	—	(14)	—	(31)
Non-cash stock-based compensation and other related costs	14	10	33	24
Adjusted OIBDA	$303	$312	$666	$763

14. Additional Financial Information
Supplemental Cash Flow Disclosures
The Company made interest payments of approximately $53 million and $57 million during the three months ended March 31, 2025 and 2024, respectively, and approximately $71 million and $90 million during the six months ended March 31, 2025 and 2024, respectively. The Company paid approximately $58 million and $33 million of income and withholding taxes, net of refunds, for the three months ended March 31, 2025 and 2024, respectively, and approximately $101 million and $72 million of income and withholding taxes, net of refunds, for the six months ended March 31, 2025 and 2024, respectively. Non-cash investing activities were approximately $34 million related to business combinations and the acquisition of music catalogs during the six months ended March 31, 2025, and $18 million related to the acquisition of music publishing rights and music catalogs during the six months ended March 31, 2024.
Net Gain on Divestitures
The Company recognized a pre-tax gain of $14 million and $31 million during the three and six months ended March 31, 2024, respectively, in connection with the divestiture of certain sound recordings rights in the period which has been reflected as a net gain on divestiture in the accompanying condensed consolidated statement of operations.
Net Gain on Sale of Investments
The Company recognized a pre-tax realized net gain of $29 million during the six months ended March 31, 2025 in connection with the sale of an investment which has been presented within the Other income (expense) line of the accompanying condensed consolidated statement of operations.

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
On February 14, 2025, the Company’s board of directors declared a cash dividend of $0.18 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on March 4, 2025. The Company paid an aggregate of approximately $95 million and $189 million, or $0.18 and $0.36 per share, in cash dividends to stockholders and participating security holders for the three and six months ended March 31, 2025.
15. Fair Value Measurements
The following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2025 and September 30, 2024.

	Fair Value Measurements as of March 31, 2025
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. In the three and six month periods ended March 31, 2025, the Company recorded approximately $2 million and $3 million of impairment charges on these investments, respectively. The Company did not record any impairment charges on these investments during the three months ended March 31, 2024 and recorded approximately $1 million of impairment charges on these investments during the six months ended March 31, 2024. In addition, there were no observable price changes events that were completed during the three and six months ended March 31, 2025 and 2024.
Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2025, the fair value of the Company’s debt was $4.112 billion. Based on the level of interest rates prevailing at September 30, 2024, the fair value of the Company’s debt was $3.836 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (the “Quarterly Report”).
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
•trends, developments or other events in the United States and in some foreign countries in which we operate, including the impact of tariffs imposed or threatened by the U.S. or foreign governments;
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
•Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2025 and March 31, 2024. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2025 and March 31, 2024, as well as a discussion of our financial condition and liquidity as of March 31, 2025. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
Recent Events and Factors Affecting Results of Operations and Comparability

Strategic Restructuring Plan
In 2024, the Company announced a strategic restructuring plan (the “Strategic Restructuring Plan”) designed to free up additional funds to invest in music and accelerate the Company’s growth for the next decade. The Company expects to incur total non-recurring restructuring charges of approximately $240 million or approximately $160 million of total non-recurring after tax charges. The expected pre-tax charges include approximately $158 million of severance and other contract termination costs, along with approximately $82 million of non-cash impairment charges. The majority of severance payments and other termination costs are expected to be paid by the end of fiscal year 2026.
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
For the three months ended March 31, 2025, total severance and other contract termination costs recorded in connection with the Strategic Restructuring Plan were $7 million, all of which was recognized in our Recorded Music segment. For the six months ended March 31, 2025, total severance and other contract termination costs recorded in connection with the Strategic Restructuring Plan were $8 million, of which $9 million of expense was recognized in our Recorded Music segment while there was a $1 million benefit recognized at Corporate due to a change in estimate. Additionally, for the three and six months ended March 31, 2025, the Company recognized $6 million and $32 million of impairment losses, respectively, all of which were recognized in our Recorded Music segment. Impairment charges recognized during the period primarily relate to the write-off of certain long-form audiovisual production assets and lease termination costs for office closures. The Company continues to review its operations for additional cost savings and efficiencies. Our ongoing review could result in additional costs and charges which may be significant.
BMG Termination
In September 2023, the Company terminated its distribution agreement with BMG as BMG began to bring digital distribution in-house and license directly with digital service partners in fiscal 2024 (the “BMG Termination”). Alternative Distribution Alliance (“ADA”), which is part of our Recorded Music business, had previously been distributing BMG’s recorded music catalog and revenues are reported within our Recorded Music segment. The shift to direct deals by BMG is a phased in-sourcing of distribution during the current fiscal year and we expect BMG to be rolled off by the end of the current fiscal year.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Revenue by Type
Digital	$841	$848	$(7)	-1%
Physical	112	111	1	1%
Total digital and physical	953	959	(6)	-1%
Artist services and expanded-rights	117	126	(9)	-7%
Licensing	105	104	1	1%
Total Recorded Music	1,175	1,189	(14)	-1%
Performance	53	52	1	2%
Digital	188	187	1	1%
Mechanical	16	15	1	7%
Synchronization	49	48	1	2%
Other	4	4	—	—%
Total Music Publishing	310	306	4	1%
Intersegment eliminations	(1)	(1)	—	—%
Total revenues	$1,484	$1,494	$(10)	-1%
Revenue by Geographical Location
U.S. Recorded Music	$497	$508	$(11)	-2%
U.S. Music Publishing	161	170	(9)	-5%
Total U.S.	658	678	(20)	-3%
International Recorded Music	678	681	(3)	—%
International Music Publishing	149	136	13	10%
Total international	827	817	10	1%
Intersegment eliminations	(1)	(1)	—	—%
Total revenues	$1,484	$1,494	$(10)	-1%
Total Revenues
Total revenues decreased by $10 million, or 1%, to $1,484 million for the three months ended March 31, 2025 from $1,494 million for the three months ended March 31, 2024. The decrease includes $27 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 79% and 21% of total revenue for the three months ended March 31, 2025, respectively, and 80% and 20% of total revenue for the three months ended March 31, 2024, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenues for the three months ended March 31, 2025 and 45% and 55% of total revenues for the three months ended March 31, 2024.
Total digital revenues after intersegment eliminations decreased by $8 million, or 1%, to $1,027 million for the three months ended March 31, 2025 from $1,035 million for the three months ended March 31, 2024. Total streaming revenue decreased by $3 million, primarily driven by Recorded Music, partially offset by growth in Music Publishing. Total streaming revenue includes $19 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2025 were composed of U.S. revenues of $490 million and international revenues of $539 million, or 48% and 52% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2024 were composed of U.S. revenues of $511 million and international revenues of $524 million, or 49% and 51% of total digital revenues, respectively.

Recorded Music revenues decreased by $14 million, or 1%, to $1,175 million for the three months ended March 31, 2025 from $1,189 million for the three months ended March 31, 2024. The decrease includes $22 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $497 million and $508 million, or 42% and 43% of consolidated Recorded Music revenues for each of the three months ended March 31, 2025 and March 31, 2024, respectively. International Recorded Music revenues were $678 million and $681 million, or 58% and 57%, of consolidated Recorded Music revenues for each of the three months ended March 31, 2025 and March 31, 2024, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in digital and artist services and expanded-rights revenues, partially offset by increases in physical and licensing revenue. Digital revenue decreased by $7 million, or 1%, which includes an unfavorable impact of currency exchange fluctuations of $17 million. Revenue from streaming services decreased by $3 million, to $825 million for the three months ended March 31, 2025 from $828 million for the three months ended March 31, 2024. The decrease in streaming revenue was impacted by a challenging year-over-year comparison, largely in subscription streaming revenue, and includes an unfavorable impact of foreign currency exchange rates of $16 million. Top digital sellers in the quarter include ROSÉ, Bruno Mars, Teddy Swims, and Benson Boone. Download and other digital revenues decreased by $4 million, or 20%, to $16 million for the three months ended March 31, 2025 from $20 million for the three months ended March 31, 2024 due to the continued shift to streaming services. Licensing revenue increased by $1 million, or 1%, driven by higher licensing activity primarily in Japan and the U.S., partially offset by the timing of copyright infringement settlements. Licensing revenue includes an unfavorable impact of foreign currency exchange rates of $2 million. Artist services and expanded-rights revenue decreased by $9 million, or 7%, due to lower concert promotion revenue primarily in France, lower direct-to-consumer merchandising revenue at EMP, a decrease in revenue related to the exit of the Company’s non-core owned and operated media properties in connection with the Strategic Restructuring Plan, and an unfavorable impact of foreign currency exchange rates of $2 million. Physical revenue increased by $1 million, or 1%, driven by growth in Japan and the impact of acquisitions, partially offset by the impact of the BMG Termination, and an unfavorable impact of foreign currency exchange rates of $1 million. Top physical releases in the quarter include Mac Miller’s Balloonerism and new releases from ONE OK ROCK and TWICE.
Music Publishing revenues increased by $4 million, or 1%, to $310 million for the three months ended March 31, 2025 from $306 million for the three months ended March 31, 2024. U.S. Music Publishing revenues were $161 million and $170 million, or 52% and 56% of consolidated Music Publishing revenues, for the three months ended March 31, 2025 and March 31, 2024, respectively. International Music Publishing revenues were $149 million and $136 million, or 48% and 44% of consolidated Music Publishing revenues, for the three months ended March 31, 2025 and March 31, 2024, respectively.
The overall increase in Music Publishing revenue was driven by increases in digital, performance, synchronization, and mechanical revenues. Digital revenue increased by $1 million, or 1%, driven by an increase in downloads and other digital revenue of $1 million, while Music Publishing revenue from streaming services remained constant at $185 million for each of the three months ended March 31, 2025 and March 31, 2024, partially offset by an unfavorable impact of foreign currency exchange rates of $2 million. Performance revenue increased by $1 million, or 2%, driven by higher concert revenue, partially offset by an unfavorable impact of foreign currency exchange rates of $2 million. Mechanical revenue increased by $1 million, or 7%, driven by higher physical sales, partially offset by an unfavorable impact of foreign currency exchange rates of $1 million. Synchronization revenue increased by $1 million, or 2%, attributable to higher television and commercial licensing activity, partially offset by the timing of copyright infringement settlements.
Revenue by Geographical Location
U.S. revenue decreased by $20 million, or 3%, to $658 million for the three months ended March 31, 2025 from $678 million for the three months ended March 31, 2024. U.S. Recorded Music revenue decreased by $11 million, or 2%. U.S. Recorded Music digital revenue decreased by $12 million, or 3%, driven by lower streaming revenue of $12 million, or 3%, while download and other digital revenue was flat to the prior-year quarter. U.S. Recorded Music licensing revenue increased by $1 million, or 3%, driven by the timing of licensing settlements. U.S. Recorded Music physical revenue and artist services and expanded-rights revenues remained constant. U.S. Music Publishing revenue decreased by $9 million, or 5%, to $161 million for the three months ended March 31, 2025 from $170 million for the three months ended March 31, 2024. U.S. Music Publishing digital revenue decreased by $9 million, or 8%, attributable to lower streaming revenue of $10 million, or 9%, partially offset by an increase in download and other digital revenue of $1 million. U.S. Music Publishing streaming revenue reflects the impact of digital deal renewals compared to the prior-year quarter. U.S. Music Publishing performance revenue decreased by $1 million, or 5%. U.S. Music Publishing mechanical revenue increased by $2 million, or 67%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, and U.S. Music Publishing synchronization revenue remained constant, driven by higher television and commercial licensing activity and the impact of acquisitions, partially offset by the timing of copyright infringement settlements.

International revenue increased by $10 million, or 1%, to $827 million for the three months ended March 31, 2025 from $817 million for the three months ended March 31, 2024. Excluding the unfavorable impact of foreign currency exchange rates of $27 million, International revenue increased by $37 million, or 5%. International Recorded Music revenue decreased by $3 million, which includes an unfavorable impact of foreign currency exchange rates of $22 million, driven by lower artist services and expanded rights revenue, partially offset by growth across digital and physical revenues. International Recorded Music licensing revenue remained constant driven by licensing deals primarily in Japan, partially offset by the timing of copyright infringement settlements compared to the prior-year quarter. International Recorded Music artist services and expanded-rights revenue decreased by $9 million due to lower direct-to-consumer merchandising revenue at EMP, lower concert promotion revenue primarily in France, and the unfavorable impact of foreign currency exchange rates of $2 million. International Recorded Music digital revenue increased by $5 million, attributable to higher streaming revenue of $9 million, or 2%, which reflects an unfavorable impact of foreign currency exchange rates of $16 million, partially offset by lower download and other digital revenue of $4 million driven by the continued shift to streaming services. Physical revenue increased by $1 million driven by new releases primarily in Japan, partially offset by lower revenue resulting from the BMG Termination and an unfavorable impact of foreign currency exchange rates of $1 million. International Music Publishing revenue increased by $13 million, or 10%, to $149 million for the three months ended March 31, 2025 from $136 million for the three months ended March 31, 2024. International Music Publishing revenue growth was driven by increases in digital revenue of $10 million attributable to growth in streaming, performance revenue of $2 million due to growth from concerts, radio and live events, synchronization revenue of $1 million due to higher television and commercial licensing activity, and other revenue of $1 million. This was partially offset by a decrease in International Music Publishing mechanical revenue of $1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$531	$539	$(8)	-1%
Product costs	260	252	8	3%
Total cost of revenues	$791	$791	$—	—%
Artist and repertoire costs decreased by $8 million, to $531 million for the three months ended March 31, 2025 from $539 million for the three months ended March 31, 2024. Artist and repertoire costs as a percentage of revenue remained constant at 36% for each of the three months ended March 31, 2025 and March 31, 2024.
Product costs increased by $8 million, to $260 million for the three months ended March 31, 2025 from $252 million for the three months ended March 31, 2024. Product costs as a percentage of revenue increased to 18% for the three months ended March 31, 2025 from 17% for the three months ended March 31, 2024 due to revenue mix from lower artist services and expanded-rights revenue, partially offset by higher costs on third-party distributed label revenue and the impact of acquisitions.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$276	$258	$18	7%
Selling and marketing expense	157	169	(12)	-7%
Distribution expense	17	19	(2)	-11%
Total selling, general and administrative expense	$450	$446	$4	1%
______________________________________
(1)Includes depreciation expense of $28 million and $26 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
Total selling, general and administrative expense increased by $4 million, to $450 million for the three months ended March 31, 2025 from $446 million for the three months ended March 31, 2024. Expressed as a percentage of revenue, total selling, general and administrative expense remained constant at 30% for each of the three months ended March 31, 2025 and March 31, 2024 due to the factors noted below.

General and administrative expense increased by $18 million to $276 million for the three months ended March 31, 2025 from $258 million for the three months ended March 31, 2024. The increase in general and administrative expense was largely due to higher non-cash stock-based compensation costs of $4 million, the impact of acquisitions of $3 million and higher depreciation expense driven by assets placed into service of $2 million, partially offset by savings from the Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business. Expressed as a percentage of revenue, general and administrative expense increased to 19% for the three months ended March 31, 2025 from 17% for the three months ended March 31, 2024.
Selling and marketing expense decreased by $12 million, or 7%, to $157 million for the three months ended March 31, 2025 from $169 million for the three months ended March 31, 2024. Expressed as a percentage of revenue, selling and marketing expense remained constant at 11% for each of the three months ended March 31, 2025 and March 31, 2024 due to savings from the Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business.
Distribution expense decreased by $2 million to $17 million for the three months ended March 31, 2025 from $19 million for the three months ended March 31, 2024. Expressed as a percentage of revenue, distribution expense remained constant at 1% for each of the three months ended March 31, 2025 and March 31, 2024.
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

	For the Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$36	$96	$(60)	(63)%
Income attributable to noncontrolling interest	—	—	—	—%
Net income	36	96	(60)	(63)%
Income tax expense	29	18	11	61%
Income before income taxes	65	114	(49)	(43)%
Other expense (income)	64	(37)	101	—%
Interest expense, net	39	42	(3)	(7)%
Operating income	168	119	49	41%
Amortization expense	62	57	5	9%
Depreciation expense	28	26	2	8%
Restructuring and impairments	13	95	(82)	(86)%
Transformation initiative costs	18	19	(1)	(5)%
Net gain on divestitures	—	(14)	14	—%
Non-cash stock-based compensation and other related costs	14	10	4	40%
Adjusted OIBDA	$303	$312	$(9)	(3)%
Adjusted OIBDA
Adjusted OIBDA decreased by $9 million to $303 million for the three months ended March 31, 2025 from $312 million for the three months ended March 31, 2024. Expressed as a percentage of total revenue, Adjusted OIBDA margin decreased to 20% for the three months ended March 31, 2025 from 21% for the three months ended March 31, 2024. The decreases in Adjusted OIBDA and Adjusted OIBDA margin are driven by revenue mix, partially offset by the impact of acquisitions and savings from the Strategic Restructuring Plan, a portion of which has been reinvested in the Company’s business.
Non-cash stock-based compensation and other related costs
Our non-cash stock-based compensation and other related costs increased by $4 million to $14 million for the three months ended March 31, 2025 from $10 million for the three months ended March 31, 2024, primarily related to issuance of additional restricted stock units and market-based performance stock units.

Net gain on divestitures
There was no net gain on divestitures during the three months ended March 31, 2025. Net gain on divestitures during the three months ended March 31, 2024 includes a pre-tax gain of $14 million in connection with the divestiture of certain publishing rights.
Transformation initiative costs
Our transformation initiative costs which include costs associated with our finance transformation decreased by $1 million to $18 million for the three months ended March 31, 2025 from $19 million for the three months ended March 31, 2024.
Restructuring and Impairments
Our restructuring and impairment charges decreased to $13 million for the three months ended March 31, 2025 from $95 million for the three months ended March 31, 2024. The three months ended March 31, 2025 includes severance costs and impairment charges related to the write-off of certain long-form audiovisual production assets recognized in connection with the Strategic Restructuring Plan.
Depreciation expense
Our depreciation expense increased by $2 million to $28 million for the three months ended March 31, 2025 from $26 million for the three months ended March 31, 2024. The increase is primarily due to technology assets being placed into service.
Amortization expense
Our amortization expense increased by $5 million, to $62 million for the three months ended March 31, 2025 from $57 million for the three months ended March 31, 2024. The increase is driven by incremental amortization related to acquisitions of music-related assets, partially offset by certain intangible assets becoming fully amortized.
Operating income
Our operating income increased by $49 million to $168 million for the three months ended March 31, 2025 from $119 million for the three months ended March 31, 2024. In addition to the factors impacting Adjusted OIBDA described above, the increase in operating income was driven by a decrease in restructuring and impairment charges of $82 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 related to the Strategic Restructuring Plan, partially offset by a $14 million net gain on a divestiture in the prior-year quarter, higher amortization expenses of $5 million, and higher non-cash stock-based compensation and other related costs of $4 million.
Interest expense, net
Our interest expense, net, decreased to $39 million for the three months ended March 31, 2025 from $42 million for the three months ended March 31, 2024 due to lower interest rates on variable rate debt.
Other expense (income)
Other expense for the three months ended March 31, 2025 primarily includes foreign currency losses on our Euro-denominated debt of $34 million, currency exchange losses on our intercompany loans of $27 million, and realized and unrealized losses on hedging activity of $6 million. This compares to foreign currency gains on our Euro-denominated debt of $21 million, currency exchange gains on our intercompany loans of $7 million, and realized and unrealized gains on hedging activity of $5 million for the three months ended March 31, 2024.
Income tax expense
Our income tax expense increased by $11 million to $29 million for the three months ended March 31, 2025 from $18 million for the three months ended March 31, 2024. The increase of $11 million in income tax expense is primarily due to the benefit from the winding down of the Company’s owned and operated media properties in the prior year, partially offset by the impact of lower pre-tax income in the current year.

Net income
Net income decreased by $60 million to $36 million for the three months ended March 31, 2025 from $96 million for the three months ended March 31, 2024 as a result of the factors described above.
Noncontrolling interest
There was no income attributable to noncontrolling interest during the three months ended March 31, 2025 or the three months ended March 31, 2024.
Business Segment Results
Revenues, operating income (loss) and Adjusted OIBDA by business segment were as follows (in millions):

	For the Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Recorded Music
Revenues	$1,175	$1,189	$(14)	-1%
Operating income	203	134	69	51%
Adjusted OIBDA	270	272	(2)	-1%
Music Publishing
Revenues	310	306	4	1%
Operating income	52	69	(17)	-25%
Adjusted OIBDA	85	82	3	4%
Corporate expenses and eliminations
Revenue eliminations	(1)	(1)	—	—%
Operating loss	(87)	(84)	(3)	4%
Adjusted OIBDA loss	(52)	(42)	(10)	24%
Total
Revenues	1,484	1,494	(10)	-1%
Operating income	168	119	49	41%
Adjusted OIBDA	303	312	(9)	-3%
Recorded Music
Revenues
Recorded Music revenue decreased by $14 million, or 1%, to $1,175 million for the three months ended March 31, 2025 from $1,189 million for the three months ended March 31, 2024.
The overall decrease in Recorded Music revenue was driven by lower revenue across digital and artist services and expanded-rights, partially offset by increases in physical and licensing revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$339	$346	$(7)	-2%
Product costs	260	252	8	3%
Total cost of revenues	$599	$598	$1	—%
Recorded Music cost of revenues increased by $1 million, to $599 million for the three months ended March 31, 2025 from $598 million for the three months ended March 31, 2024. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 29% for each of the three months ended March 31, 2025 and March 31, 2024.

Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 22% for the three months ended March 31, 2025 from 21% for the three months ended March 31, 2024, driven by revenue mix from lower artist services and expanded-rights revenue, partially offset by higher costs on third-party distributed label revenue and the impact of acquisitions.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$161	$155	$6	4%
Selling and marketing expense	149	163	(14)	-9%
Distribution expense	17	19	(2)	-11%
Total selling, general and administrative expense	$327	$337	$(10)	-3%
______________________________________
(1)Includes depreciation expense of $13 million for each of the three months ended March 31, 2025 and March 31, 2024.

Recorded Music selling, general and administrative expense decreased by $10 million, to $327 million for the three months ended March 31, 2025 from $337 million for the three months ended March 31, 2024. The increase in general and administrative expense was largely driven by higher non-cash stock-based compensation and other related costs of $3 million, and the impact of acquisitions of $3 million. The decrease in selling and marketing expense was driven by savings from the Strategic Restructuring Plan, a portion of which has been reinvested into the Company’s business. The decrease in distribution expense was primarily driven by revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense remained constant at 28% for each of the three months ended March 31, 2025 and March 31, 2024.
Operating Income and Adjusted OIBDA
Recorded Music operating income increased by $69 million to $203 million for the three months ended March 31, 2025 from $134 million for the three months ended March 31, 2024. In addition to the factors impacting Adjusted OIBDA described below, the increase in operating income was driven by a decrease in restructuring and impairment charges of $75 million compared to the prior-year quarter which includes severance costs and impairment losses recorded in connection with the Strategic Restructuring Plan, partially offset by higher amortization expenses of $1 million related to acquisitions of music-related assets.
Recorded Music Adjusted OIBDA decreased by $2 million to $270 million for the three months ended March 31, 2025 from $272 million for the three months ended March 31, 2024, largely driven by revenue mix and unfavorable movements in foreign currency exchange rates, partially offset by savings from the Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin remained constant at 23% for each of the three months ended March 31, 2025 and March 31, 2024 due to the factors noted above.
Music Publishing
Revenues
Music Publishing revenues increased by $4 million, or 1%, to $310 million for the three months ended March 31, 2025 from $306 million for the three months ended March 31, 2024.
The overall increase in Music Publishing revenue was driven by growth in digital, performance, synchronization and mechanical revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$194	$195	$(1)	-1%
Total cost of revenues	$194	$195	$(1)	-1%
Music Publishing cost of revenues decreased by $1 million, or 1%, to $194 million for the three months ended March 31, 2025 from $195 million for the three months ended March 31, 2024. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 63% for the three months ended March 31, 2025 from 64% for the three months ended March 31, 2024, largely due to revenue mix.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$34	$31	$3	10%
Selling and marketing expense	1	—	1	—%
Total selling, general and administrative expense	$35	$31	$4	13%
______________________________________
(1)Includes depreciation expense of $2 million and $1 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
Music Publishing selling, general and administrative expense increased by $4 million, or 13%, to $35 million for the three months ended March 31, 2025 from $31 million for the three months ended March 31, 2024. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 11% for the three months ended March 31, 2025 from 10% for the three months ended March 31, 2024 driven by higher overhead and the impact of acquisitions.
Operating Income and Adjusted OIBDA
Music Publishing operating income decreased by $17 million to $52 million for the three months ended March 31, 2025 from $69 million for the three months ended March 31, 2024, driven by the same factors affecting Adjusted OIBDA discussed below, partially offset by the gain on divestiture of $14 million in the prior-year quarter, as well as an increase in depreciation and amortization expense of $5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Music Publishing Adjusted OIBDA increased by $3 million, or 4%, to $85 million for the three months ended March 31, 2025 from $82 million for the three months ended March 31, 2024, driven by the impact of acquisitions of $3 million. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin remained constant at 27% for each of the three months ended March 31, 2025 and March 31, 2024.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $3 million for the three months ended March 31, 2025 to $87 million from $84 million for the three months ended March 31, 2024, driven by incremental investment in technology and higher depreciation expense of $1 million, partially offset by restructuring and impairment charges of $7 million recorded in the prior-year quarter in connection with the Strategic Restructuring Plan, and lower expenses related to transformation initiatives of $1 million.
Our Adjusted OIBDA loss from corporate expenses and eliminations increased by $10 million for the three months ended March 31, 2025 to $52 million from $42 million for the three months ended March 31, 2024, primarily due to the operating loss factors noted above.

RESULTS OF OPERATIONS
Six Months Ended March 31, 2025 Compared with Six Months Ended March 31, 2024
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Revenue by Type
Digital	$1,714	$1,756	$(42)	-2%
Physical	278	265	13	5%
Total digital and physical	1,992	2,021	(29)	-1%
Artist services and expanded-rights	313	330	(17)	-5%
Licensing	215	283	(68)	-24%
Total Recorded Music	2,520	2,634	(114)	-4%
Performance	109	103	6	6%
Digital	395	383	12	3%
Mechanical	30	30	—	—%
Synchronization	88	87	1	1%
Other	11	7	4	57%
Total Music Publishing	633	610	23	4%
Intersegment eliminations	(3)	(2)	(1)	50%
Total revenues	$3,150	$3,242	$(92)	-3%
Revenue by Geographical Location
U.S. Recorded Music	$1,029	$1,135	$(106)	-9%
U.S. Music Publishing	334	342	(8)	-2%
Total U.S.	1,363	1,477	(114)	-8%
International Recorded Music	1,491	1,499	(8)	-1%
International Music Publishing	299	268	31	12%
Total international	1,790	1,767	23	1%
Intersegment eliminations	(3)	(2)	(1)	50%
Total revenues	$3,150	$3,242	$(92)	-3%
Total Revenues
Total revenues decreased by $92 million, or 3%, to $3,150 million for the six months ended March 31, 2025 from $3,242 million for the six months ended March 31, 2024. The prior year included $75 million from a licensing agreement extension for an artist’s catalog (the “Licensing Extension”) in Recorded Music licensing revenue and $30 million of Recorded Music streaming revenue from a deal with one of the Company’s digital partners (the “Digital License Renewal”), which resulted in upfront revenue recognition for the six months ended March 31, 2024. Revenue growth was also unfavorably impacted by the BMG Termination, which resulted in $32 million lower Recorded Music revenue compared to the six months ended March 31, 2024, of which $16 million was in streaming revenue and $16 million was in physical revenue. Adjusted for these items, total revenues increased 1%, which includes $46 million of unfavorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 80% and 20% of total revenues for the six months ended March 31, 2025, respectively, and 81% and 19% of total revenues for the six months ended March 31, 2024, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% for the six months ended March 31, 2025, respectively, and 46% and 54% for the six months ended March 31, 2024, respectively.
Total digital revenues after intersegment eliminations decreased by $30 million, or 1%, to $2,109 million for the six months ended March 31, 2025 from $2,139 million for the six months ended March 31, 2024. Excluding the BMG Termination and the Digital License Renewal, total digital revenues increased 1%. Total streaming revenue decreased 1% driven by Recorded Music, partially offset by growth in Music Publishing. Total digital revenues represented 67% of consolidated revenues for the six months ended March 31, 2025, from 66% for the six months ended March 31, 2024. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2025 were composed of U.S. revenues of $998 million and international revenues of $1,111 million, or 47% and 53% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2024 were composed of U.S. revenues of $1,047 million and international revenues of $1,092 million, or 49% and 51% of total digital revenues, respectively.
Recorded Music revenues decreased by $114 million, or 4%, to $2,520 million for the six months ended March 31, 2025 from $2,634 million for the six months ended March 31, 2024. The decrease includes $38 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $1,029 million and $1,135 million, or 41% and 43% of consolidated Recorded Music revenues, for the six months ended March 31, 2025 and March 31, 2024, respectively. International Recorded Music revenues were $1,491 million and $1,499 million, or 59% and 57% of consolidated Recorded Music revenues for the six months ended March 31, 2025 and March 31, 2024, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in digital, licensing, and artist services and expanded-rights revenues, partially offset by an increase in physical revenue. Digital revenue decreased by $42 million, or 2%, which includes an unfavorable impact of currency exchange fluctuations of $30 million. Revenue from streaming services fell by $36 million, or 2%, to $1,679 million for the six months ended March 31, 2025 from $1,715 million for the six months ended March 31, 2024. The decrease in streaming revenue reflects the unfavorable impact of the Digital License Renewal of $30 million, the BMG Termination of $16 million, and the unfavorable impact of foreign currency exchange rates of $29 million. Excluding the BMG Termination and the Digital License Renewal, streaming revenue increased 1%, driven by the impact of price increases in the prior year, the timing of deal renewals, and content delivery with certain emerging streaming platforms in the prior year. Download and other digital revenues decreased by $6 million, or 15%, to $35 million for the six months ended March 31, 2025 from $41 million for the six months ended March 31, 2024 primarily due to the continued shift to streaming services. Licensing revenue decreased by $68 million, or 24%, primarily driven by $75 million from the Licensing Extension in the prior year. Artist services and expanded-rights revenue decreased by $17 million attributable to lower concert promotion revenue, lower direct-to-consumer merchandising revenue at EMP, and a decrease in revenue related to the exit of the Company’s non-core owned and operated media properties in connection with the Strategic Restructuring Plan. Physical revenue increased by $13 million, or 5%, which includes the unfavorable impact of the BMG Termination of $16 million. Excluding the BMG Termination, physical revenue increased 12%, driven by releases from Linkin Park, Mariya Takeuchi, Hwang Young Woong, ROSÉ, and MISAMO, and includes an unfavorable impact of foreign currency exchange rates of $2 million.
Music Publishing revenues increased by $23 million, or 4%, to $633 million for the six months ended March 31, 2025 from $610 million for the six months ended March 31, 2024. U.S. Music Publishing revenues were $334 million and $342 million, or 53% and 56% of consolidated Music Publishing revenues, for the six months ended March 31, 2025 and March 31, 2024, respectively. International Music Publishing revenues were $299 million and $268 million, or 47% and 44% of Music Publishing revenues, for the six months ended March 31, 2025 and March 31, 2024, respectively.
The overall increase in Music Publishing revenue was attributable to increases in digital revenue of $12 million, or 3%, performance revenue of $6 million, or 6%, other publishing revenue of $4 million, and synchronization revenue of $1 million. Mechanical revenue remained constant. The increase in digital revenue was primarily driven by continued growth in streaming revenue. Revenue from streaming services grew by $12 million, or 3%, to $390 million for the six months ended March 31, 2025 from $378 million for the six months ended March 31, 2024, reflecting the continued market growth, partially offset by an unfavorable impact of foreign currency exchange rates of $4 million. The growth in performance revenue is attributable to growth from concerts, radio and live events, and the growth in synchronization revenue is attributable to the timing of copyright infringement settlements.
Revenue by Geographical Location
U.S. revenue decreased by $114 million, or 8%, to $1,363 million for the six months ended March 31, 2025 from $1,477 million for the six months ended March 31, 2024. U.S. Recorded Music revenue decreased by $106 million, or 9%, primarily driven by a decrease in licensing revenue of $68 million largely attributable to $75 million from the Licensing Extension in the prior year. The decrease in U.S. Recorded Music revenue was also attributable to lower digital revenues, partially offset by growth in U.S. Recorded Music physical and artist services and expanded-rights revenue. U.S. Recorded Music digital revenue decreased by $40 million, or 5%, which reflects lower streaming revenue of $38 million, or 5%, and lower download and other digital revenue of $2 million, or 10%. The decrease in streaming revenue is largely attributable to the unfavorable impact of the BMG Termination compared to the prior year. U.S Recorded Music physical revenue increased by $8 million, or 7%, driven by strong releases in the current year as well as catalog and carryover success. U.S. Recorded Music artist services and expanded-rights revenue increased by $1 million, or 1%, driven by the impact of acquisitions, partially offset by a decrease in revenue related to the exit of the Company’s non-core owned and operated media properties in the prior year in connection with the Strategic Restructuring Plan. U.S. Music Publishing revenue decreased by $8 million, or 2%, to $334 million for the six months ended March 31, 2025 from $342 million for the six months ended March 31, 2024. U.S. Music Publishing digital revenue decreased by $9 million, attributable to lower streaming revenue of $9 million, or 4%, while download and other digital revenue remained constant. This was partially offset by growth in U.S.

Music Publishing mechanical revenue of $2 million driven by higher physical revenue. U.S. Music Publishing synchronization revenue and performance revenue remained constant for the six months ended March 31, 2025 compared to the six months ended March 31, 2024.

International revenue increased by $23 million, or 1%, to $1,790 million for the six months ended March 31, 2025 from $1,767 million for the six months ended March 31, 2024. Excluding the unfavorable impact of foreign currency exchange rates of $45 million, International revenue increased by $68 million, or 4%. International Recorded Music revenue decreased by $8 million, driven by decreases in artist services and expanded-rights revenue of $18 million and digital revenue of $2 million, partially offset by increases in licensing revenue of $7 million and physical revenue of $5 million. International Recorded Music artist services and expanded-rights revenue decreased by $18 million due to lower direct-to-consumer merchandising revenue at EMP, lower concert promotion revenue primarily in France, and the unfavorable impact of foreign currency exchange rates of $4 million. International Recorded Music digital revenue decreased by $2 million, attributable to lower download and other digital revenue of $4 million, partially offset by higher streaming revenue of $2 million, which reflects the unfavorable impacts of the BMG Termination and the Digital License Renewal in the prior year, and an unfavorable impact of foreign currency exchange rates of $29 million. International Recorded Music licensing revenue increased by $7 million, driven by higher licensing activity primarily in Japan, the timing of copyright infringement settlements, and unfavorable foreign currency exchange rates of $2 million. International Recorded Music physical revenue increased by $5 million, driven by strength of new releases primarily in Japan, partially offset by an unfavorable impact of foreign currency exchange rates of $2 million. International Music Publishing revenue increased by $31 million, or 12%, to $299 million for the six months ended March 31, 2025 from $268 million for the six months ended March 31, 2024. This was driven by increases in digital revenue of $21 million, performance revenue of $6 million driven by higher touring revenue, other publishing revenue of $5 million, and synchronization of $1 million, partially offset by lower mechanical revenue of $2 million. International Music Publishing digital growth is primarily driven by streaming revenue growth of $21 million, or 15%, while International Music Publishing downloads and other digital revenue remained constant for the six months ended March 31, 2025 compared to the six months ended March 31, 2024.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$1,105	$1,079	$26	2%
Product costs	580	592	(12)	-2%
Total cost of revenues	$1,685	$1,671	$14	1%
Artist and repertoire costs increased by $26 million, to $1,105 million for the six months ended March 31, 2025 from $1,079 million for the six months ended March 31, 2024. Artist and repertoire costs as a percentage of revenue increased to 35% for the six months ended March 31, 2025 from 33% for the six months ended March 31, 2024, primarily due to revenue mix compared to the six months ended March 31, 2024, which included items with upfront revenue recognition without associated artist and repertoire costs, and unfavorable movements in currency exchange rates.
Product costs decreased by $12 million, to $580 million for the six months ended March 31, 2025 from $592 million for the six months ended March 31, 2024. Product costs as a percentage of revenue remained constant at 18% for each of the six months ended March 31, 2025 and March 31, 2024, primarily due to the impact of the Licensing Extension, revenue mix and the BMG Termination.

Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$560	$527	$33	6%
Selling and marketing expense	315	345	(30)	-9%
Distribution expense	49	50	(1)	-2%
Total selling, general and administrative expense	$924	$922	$2	—%
______________________________________
(1)Includes depreciation expense of $57 million and $52 million for the six months ended March 31, 2025 and March 31, 2024, respectively.
Total selling, general and administrative expense increased by $2 million, to $924 million for the six months ended March 31, 2025 from $922 million for the six months ended March 31, 2024. Expressed as a percentage of revenue, total selling, general and administrative expense increased to 29% for the six months ended March 31, 2025 from 28% for the six months ended March 31, 2024 due to the factors noted below.
General and administrative expense increased by $33 million to $560 million for the six months ended March 31, 2025 from $527 million for the six months ended March 31, 2024. The increase in general and administrative expense was driven by higher non-cash stock-based compensation expense of $9 million, higher depreciation expense related to technology assets of $5 million, and unfavorable movements in foreign currency exchange rates of $8 million, offset by lower expenses related to transformation initiatives and related costs of $3 million, the impact of acquisitions, and savings from the Strategic Restructuring Plan, of which a portion has been reinvested into the Company’s business. Expressed as a percentage of revenue, general and administrative expense increased to 18% for the six months ended March 31, 2025 from 16% for the six months ended March 31, 2024 due to the factors noted above.
Selling and marketing expense decreased by $30 million, or 9%, to $315 million for the six months ended March 31, 2025 from $345 million for the six months ended March 31, 2024. Expressed as a percentage of revenue, selling and marketing expense decreased to 10% for the six months ended March 31, 2025, from 11% for the six months ended March 31, 2024 due to lower variable marketing spend and savings from the Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business.
Distribution expense decreased by $1 million to $49 million for the six months ended March 31, 2025 from $50 million for the six months ended March 31, 2024. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the six months ended March 31, 2025 and March 31, 2024.

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

	For the Six Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$272	$255	$17	7%
Income attributable to noncontrolling interest	5	34	(29)	-85%
Net income	277	289	(12)	-4%
Income tax expense	118	90	28	31%
Income before income taxes	395	379	16	4%
Other (income) expense	(89)	13	(102)	—%
Interest expense, net	76	81	(5)	-6%
Operating income	382	473	(91)	-19%
Amortization expense	119	112	7	6%
Depreciation expense	57	52	5	10%
Restructuring and impairments	40	95	(55)	-58%
Transformation initiatives and other related costs	35	38	(3)	-8%
Net gain on divestitures	—	(31)	31	-100%
Non-cash stock-based compensation and other related costs	33	24	9	38%
Adjusted OIBDA	$666	$763	$(97)	-13%
Adjusted OIBDA
Adjusted OIBDA decreased by $97 million to $666 million for the six months ended March 31, 2025 as compared to $763 million for the six months ended March 31, 2024. Expressed as a percentage of total revenue, Adjusted OIBDA margin decreased to 21% for the six months ended March 31, 2025 from 24% for the six months ended March 31, 2024. The decreases in Adjusted OIBDA and Adjusted OIBDA margin are driven by the $74 million impact of the Licensing Extension in the prior year and the $12 million impact of the Digital License Renewal in the prior year, as well as revenue mix and unfavorable movements in currency exchange rates, partially offset by savings from the Strategic Restructuring Plan, a portion of which has been reinvested in the Company’s business.
Non-cash stock-based compensation and other related costs
Our non-cash stock-based compensation and other related costs increased by $9 million to $33 million for the six months ended March 31, 2025 from $24 million for the six months ended March 31, 2024, primarily related to issuance of additional restricted stock units and market-based performance stock units.
Net gain on divestitures
There was no net gain on divestitures during the six months ended March 31, 2025. During the six months ended March 31, 2024, the Company recognized a pre-tax gain of $31 million in connection with the divestiture of certain sound recording and publishing rights.
Transformation initiatives and other related costs
Our transformation initiatives and other related costs decreased by $3 million to $35 million for the six months ended March 31, 2025 from $38 million for the six months ended March 31, 2024.
Restructuring and Impairments
Our restructuring and impairment charges decreased by $55 million to $40 million for the six months ended March 31, 2025 from $95 million for the six months ended March 31, 2024. The current year includes severance costs of approximately $8 million, and approximately $32 million of impairment losses related to the Strategic Restructuring Plan. Impairment charges recognized during the current year primarily relate to the write-off of certain long-form audiovisual production assets and lease termination costs for office closures. The six months ended March 31, 2024 includes severance costs of approximately $45 million, and $50 million of impairment losses primarily related to the Strategic Restructuring Plan.
Depreciation expense
Our depreciation expense increased by $5 million to $57 million for the six months ended March 31, 2025 from $52 million for the six months ended March 31, 2024. This increase is primarily due to an increase in IT assets being placed into service.
Amortization expense
Our amortization expense increased by $7 million, or 6%, to $119 million for the six months ended March 31, 2025 from $112 million for the six months ended March 31, 2024. The increase is driven by incremental amortization related to acquisitions of music-related assets, partially offset by certain intangible assets becoming fully amortized.
Operating income
Our operating income decreased by $91 million to $382 million for the six months ended March 31, 2025 from $473 million for the six months ended March 31, 2024. The decrease in operating income was due to the same factors affecting Adjusted OIBDA discussed above, as well as higher depreciation expenses primarily due to an increase in technology assets being placed into service and a $31 million net gain on divestitures in the prior year, partially offset by lower restructuring and impairment charges as noted above.
Interest expense, net
Our interest expense, net, decreased to $76 million for the six months ended March 31, 2025 from $81 million for the six months ended March 31, 2024 due to lower interest rates on variable rate debt.
Other (income) expense
Other income for the six months ended March 31, 2025 primarily includes foreign currency gains on our Euro-denominated debt of $27 million, currency exchange gains on our intercompany loans of $19 million, realized gains on the sale of an investment of $29 million, and realized and unrealized gains on hedging activity of $9 million. This compares to foreign currency losses on our Euro-denominated debt of $19 million and currency exchange losses on the Company’s intercompany loans of $2 million for the six months ended March 31, 2024.
Income tax expense
Our income tax expense increased by $28 million to $118 million for the six months ended March 31, 2025 from $90 million for the six months ended March 31, 2024. The increase of $28 million in income tax expense is primarily due to the impact of higher pre-tax income in the current year and benefit from the winding down of the Company’s owned and operated media properties in the prior year.
Net income
Net income decreased by $12 million to $277 million for the six months ended March 31, 2025 from $289 million for the six months ended March 31, 2024 as a result of the factors described above.
Noncontrolling interest
Income attributable to noncontrolling interest decreased by $29 million to $5 million for the six months ended March 31, 2025 from $34 million for the six months ended March 31, 2024, driven by lower income from non-wholly-owned subsidiaries in the current year, primarily due to the impact of the Licensing Extension in the prior year.

Business Segment Results
Revenues, operating income (loss) and Adjusted OIBDA by business segment were as follows (in millions):

	For the Six Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Recorded Music
Revenues	$2,520	$2,634	$(114)	-4%
Operating income	441	508	(67)	-13%
Adjusted OIBDA	593	684	(91)	-13%
Music Publishing
Revenues	$633	$610	$23	4%
Operating income	107	132	(25)	-19%
Adjusted OIBDA	168	168	—	—%
Corporate expenses and eliminations
Revenue eliminations	$(3)	$(2)	$(1)	50%
Operating loss	(166)	(167)	1	-1%
Adjusted OIBDA loss	(95)	(89)	(6)	7%
Total
Revenues	$3,150	$3,242	$(92)	-3%
Operating income	382	473	(91)	-19%
Adjusted OIBDA	666	763	(97)	-13%
Recorded Music
Revenues
Recorded Music revenue decreased by $114 million, or 4%, to $2,520 million for the six months ended March 31, 2025 from $2,634 million for the six months ended March 31, 2024. U.S. Recorded Music revenues were $1,029 million and $1,135 million, or 41% and 43% of consolidated Recorded Music revenues, for the six months ended March 31, 2025 and March 31, 2024, respectively. International Recorded Music revenues were $1,491 million and $1,499 million, or 59% and 57% of consolidated Recorded Music revenues, for the six months ended March 31, 2025 and March 31, 2024, respectively.
The overall decrease in Recorded Music revenue was driven by decreases in digital, licensing and artist services and expanded-rights revenues revenues, partially offset by an increase in physical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$705	$696	$9	1%
Product costs	580	592	(12)	-2%
Total cost of revenues	$1,285	$1,288	$(3)	—%
Recorded Music cost of revenues decreased by $3 million, to $1,285 million for the six months ended March 31, 2025 from $1,288 million for the six months ended March 31, 2024. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs increased to 28% for the six months ended March 31, 2025, from 26% for the six months ended March 31, 2024 primarily driven by revenue mix compared to the six months ended March 31, 2024, which included items with upfront revenue recognition without associated artist and repertoire costs, and unfavorable movements in currency exchange rates. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 23% for the six months ended March 31, 2025 from 22% for the six months ended March 31, 2024, primarily due to the impact of the Licensing Extension in the prior year and an unfavorable impact of foreign currency exchange rates in the current year.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$341	$318	$23	7%
Selling and marketing expense	300	333	(33)	-10%
Distribution expense	49	50	(1)	-2%
Total selling, general and administrative expense	$690	$701	$(11)	-2%
______________________________________
(1)Includes depreciation expense of $28 million and $26 million for the six months ended March 31, 2025 and March 31, 2024, respectively.
Recorded Music selling, general and administrative expense decreased by $11 million, to $690 million for the six months ended March 31, 2025 from $701 million for the six months ended March 31, 2024. The increase in general and administrative expense was primarily due to unfavorable movements in foreign currency exchange rates of $7 million, the impact of acquisitions, and higher non-cash stock-based compensation and other related expenses of $7 million. This is partially offset by savings from the Strategic Restructuring Plan, a portion of which has been reinvested into the Company’s business. The decrease in selling and marketing expense was primarily due to lower variable marketing spend and savings from the Strategic Restructuring Plan. The decrease in distribution expense was primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense remained constant at 27% for each of the six months ended March 31, 2025 and March 31, 2024.
Operating Income and Adjusted OIBDA
Recorded Music operating income decreased by $67 million to $441 million for the six months ended March 31, 2025 from $508 million for the six months ended March 31, 2024. In addition to the factors impacting Recorded Music Adjusted OIBDA noted below, the decrease in operating income was driven by a $17 million net gain on divestitures recognized in the prior year, $41 million of restructuring and non-cash impairment charges related to the Strategic Restructuring Plan compared to $88 million recognized in the prior year, higher non-cash stock-based compensation expense and other related costs of $7 million and higher depreciation expense of $2 million, partially offset by lower amortization expense of $3 million.
Recorded Music Adjusted OIBDA decreased by $91 million, to $593 million for the six months ended March 31, 2025 from $684 million for the six months ended March 31, 2024, largely driven by the impact of the Licensing Extension of $74 million in the prior year, the Digital License Renewal of $12 million in the prior year, and the impact of unfavorable movements in foreign currency exchange rates, partially offset by savings from the Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin decreased to 24% for the six months ended March 31, 2025 from 26% for the six months ended March 31, 2024, due to the factors noted above.
Music Publishing
Revenues
Music Publishing revenues increased by $23 million, or 4%, to $633 million for the six months ended March 31, 2025 from $610 million for the six months ended March 31, 2024. U.S. Music Publishing revenues were $334 million and $342 million, or 53% and 56% of consolidated Music Publishing revenues, for the six months ended March 31, 2025 and March 31, 2024, respectively. International Music Publishing revenues were $299 million and $268 million, or 47% and 44% of consolidated Music Publishing revenues, for the six months ended March 31, 2025 and March 31, 2024, respectively.
The overall increase in Music Publishing revenue was driven by growth across digital, performance, synchronization and other publishing revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$404	$386	$18	5%
Total cost of revenues	$404	$386	$18	5%
Music Publishing cost of revenues increased by $18 million, or 5%, to $404 million for the six months ended March 31, 2025 from $386 million for the six months ended March 31, 2024. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 64% for the six months ended March 31, 2025 from 63% for the six months ended March 31, 2024 largely due to revenue mix and unfavorable movements in foreign currency exchange rates.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$65	$60	$5	8%
Selling and marketing expense	2	—	2	—%
Total selling, general and administrative expense	$67	$60	$7	12%
______________________________________
(1)Includes depreciation expense of $3 million and $2 million for the six months ended March 31, 2025 and March 31, 2024, respectively.
Music Publishing selling, general and administrative expense increased to $67 million for the six months ended March 31, 2025 from $60 million for the six months ended March 31, 2024. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 11% for the six months ended March 31, 2025 from 10% for the six months ended March 31, 2024 largely due to revenue mix and the unfavorable movements in foreign currency exchange rates.
Operating Income and Adjusted OIBDA
Music Publishing operating income decreased by $25 million to $107 million for the six months ended March 31, 2025 from $132 million operating income for the six months ended March 31, 2024 largely due to the factors that impacted Music Publishing Adjusted OIBDA noted below, as well as a $14 million net gain on a divestiture recognized in the prior year.
Music Publishing Adjusted OIBDA remained constant for the six months ended March 31, 2025 and the six months ended March 31, 2024. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin decreased to 27% for the six months ended March 31, 2025 from 28% for the six months ended March 31, 2024, primarily driven by revenue mix and the unfavorable movements in foreign currency exchange rates.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations decreased by $1 million to $166 million for the six months ended March 31, 2025 from $167 million for the six months ended March 31, 2024, primarily due to lower expenses related to transformation initiatives and related costs of $3 million, lower restructuring and impairment charges associated with the Strategic Restructuring Plan of $8 million, partially offset by higher non-cash stock-based compensation and other related expenses of $1 million, incremental investment in technology and higher depreciation expense of $2 million.
Our Adjusted OIBDA loss from corporate expenses and eliminations increased by $6 million to $95 million for the six months ended March 31, 2025 from $89 million for the six months ended March 31, 2024 primarily due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at March 31, 2025
At March 31, 2025, we had $4.292 billion of debt (which is net of $39 million of premiums, discounts and deferred financing costs), $637 million of cash and equivalents (net debt of $3.655 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $567 million of Warner Music Group Corp. equity. This compares to $4.014 billion of debt (which is net of $34 million of premiums, discounts and deferred financing costs), $694 million of cash and equivalents (net debt of $3.320 billion) and $518 million of Warner Music Group Corp. equity at September 30, 2024.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the six months ended March 31, 2025 and March 31, 2024 are unaudited and have been derived from our condensed consolidated interim financial statements included elsewhere herein.

	Six Months Ended March 31,
	2025	2024
Cash provided by (used in):
Operating activities	$401	$262
Investing activities	(202)	(125)
Financing activities	(248)	(190)
Operating Activities
Cash provided by operating activities was $401 million for the six months ended March 31, 2025 as compared with cash provided by operating activities of $262 million for the six months ended March 31, 2024. The $139 million increase in cash provided by operating activities was largely a result of movement in deferred revenue due to timing of digital advances and other movements within working capital, including the timing of variable compensation payments.
Investing Activities
Cash used in investing activities was $202 million for the six months ended March 31, 2025 as compared with cash used in investing activities of $125 million for the six months ended March 31, 2024. The $202 million of cash used in investing activities in the six months ended March 31, 2025 consisted of $46 million relating to investments and acquisitions of businesses, $120 million to acquire music-related assets and $72 million relating to capital expenditures, partially offset by $36 million of proceeds from the sale of investments. The $125 million of cash used in investing activities in the six months ended March 31, 2024 consisted of $17 million relating to investments and acquisitions of businesses, $82 million to acquire music-related assets, and $55 million relating to capital expenditures, partially offset by $17 million of proceeds from divestitures and $12 million of proceeds from the sale of investments.
Financing Activities
Cash used in financing activities was $248 million for the six months ended March 31, 2025 as compared with cash used in financing activities of $190 million for the six months ended March 31, 2024. The $248 million of cash used in financing activities for the six months ended March 31, 2025 consisted of dividends paid of $189 million, payment of deferred consideration of $23 million, distributions to noncontrolling interest holders of $8 million, taxes paid related to net share settlement of restricted stock units and common stock of $19 million, common stock repurchased and retired of $2 million and other financing activity of $7 million. The $190 million of cash used in financing activities for the six months ended March 31, 2024 consisted of dividends paid of $178 million and distributions to noncontrolling interest holders of $5 million, taxes paid related to net share settlement of restricted stock units and common stock of $5 million and deferred financing costs paid of $2 million.
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

Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BBB- in August 2024 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba1 in March 2025 with a positive outlook updated in March 2025. In September 2024, Fitch assigned us a BBB- long-term credit rating with a stable outlook. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.1% as of March 31, 2025. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
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
We did not repurchase any common shares during the three months ended March 31, 2025. The Company repurchased and retired 60,383 shares for $2 million during the six months ended March 31, 2025.
Existing Debt as of March 31, 2025
As of March 31, 2025, our long-term debt was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2031	1,295
2.750% Senior Secured Notes due 2028	352
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031	481
3.000% Senior Secured Notes due 2031	800
Mortgage Term Loan due 2033	17
Total debt, including the current portion	4,020
Premium less unamortized discount and unamortized DFCs	(30)
Total Acquisition Corp. long-term debt, including the current portion, net	$3,990
Tempo Asset-Based Notes due 2050	311
Unamortized discount	(9)
Total asset-based long-term debt, including the current portion, net (b)	$302
Total long-term debt, including the current portion, net	$4,292
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility available at March 31, 2025, less letters of credit outstanding of approximately $2 million at March 31, 2025. There were one loan outstanding under the Revolving Credit Facility at March 31, 2025.
(b)The Asset-Based Notes are secured only by certain music rights owned by Tempo and are nonrecourse to the Company and its subsidiaries, other than Tempo.
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
On February 14, 2025, the Company’s board of directors declared a cash dividend of $0.18 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on March 4, 2025. The Company paid an aggregate of approximately $95 million and $189 million, or $0.18 and $0.36 per share, in cash dividends to stockholders and participating security holders for the three and six months ended March 31, 2025, respectively.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of March 31, 2025.
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
The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended March 31, 2025, for the twelve months ended March 31, 2024 and for the three months ended March 31, 2025 and March 31, 2024. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended March 31, 2025. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Net Income	$466	$567	$36	$96
Income tax expense	151	191	29	18
Interest expense, net	156	155	39	42
Depreciation and amortization	339	329	90	83
Loss on extinguishment of debt (a)	—	4	—	—
Net gains on divestitures and sale of securities	(30)	(41)	—	(17)
Restructuring costs (b)	95	60	9	46
Net foreign exchange losses (gains) (c)	(4)	(27)	67	(32)
Transaction costs	5	6	1	3
Business optimization expenses (d)	100	86	20	24
Non-cash stock-based compensation expense (e)	61	32	14	9
Other non-cash charges (f)	31	50	7	52
Unrestricted subsidiary income	(4)	—	(4)	—
Pro forma impact of cost savings initiatives and specified transactions (g)	101	126	9	28
Adjusted EBITDA	$1,467	$1,538	$317	$352
Senior Secured Indebtedness (h)	$3,371
Leverage Ratio (i)	2.3x
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

(d)Reflects costs associated with our transformation initiatives and technology system updates, which includes costs of $18 million and $74 million related to our finance transformation for the three and twelve months ended March 31, 2025, respectively, as well as $19 million and $65 million for the three and twelve months ended March 31, 2024, respectively.
(e)Reflects non-cash stock-based compensation expense related to the Omnibus Incentive Plan.
(f)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market adjustment of equity investments, investment losses (gains) and non-cash impairment losses resulting from the Strategic Restructuring Plan.
(g)Reflects expected savings resulting from transformation initiatives, including the Strategic Restructuring Plan and the 2023 Restructuring Plan, and the pro forma impact of certain specified transactions for the three and twelve months ended March 31, 2025. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $20 million increase in the twelve months ended March 31, 2025 Adjusted EBITDA.
(h)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $3.990 billion less cash of $619 million, which excludes cash acquired as part of the acquisition of Tempo.
(i)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of March 31, 2025 not exceeding $750 million in accordance with the Sixth Revolving Credit Agreement Amendment. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $140 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $140 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein. In connection with the acquisition of Tempo, the acquired entity was designated as an unrestricted subsidiary, and therefore net income and Adjusted EBITDA do not include the results of Tempo, and the Asset-Based Notes issued by a subsidiary of Tempo are not included in our indebtedness for purposes of calculating the Leverage Ratio.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 17 to our audited consolidated financial statements for the fiscal year ended September 30, 2024, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2025, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2024.
Foreign Currency Risk
Within our global business operations, we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Mexican Peso, Norwegian krone, and Polish Zloty and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset fluctuations in the Euro. As of March 31, 2025, the Company had outstanding foreign currency forward exchange contracts for the sale of $369 million and the purchase of $206 million of foreign currencies at fixed rates. Subsequent to March 31, 2025, certain of our foreign exchange contracts expired and were not replaced.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2025, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $16 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are used to manage foreign currency exchange rate risk, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $4.331 billion of principal debt outstanding at March 31, 2025, of which $1.312 billion was variable-rate debt and $3.019 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At March 31, 2025, 70% of the Company’s debt was at a fixed rate. In addition, as of March 31, 2025, we have the option under our floating rate loans under the Senior Term Loan Facility to select a one, three or six month Term SOFR.
Based on the level of interest rates prevailing at March 31, 2025, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $4.112 billion. Further, as of March 31, 2025, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $31 million or increase the fair value of the fixed-rate debt by approximately $32 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three and six months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s Class A common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2025	—	$—	—	$98
February 2025	—	—	—	98
March 2025	—	—	—	98
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
CFO Succession
As previously disclosed, on April 14, 2025, the Company announced that Bryan Castellani will step down as Executive Vice President and CFO, effective May 5, 2025.
On May 5, 2025, the Company entered into a Separation Agreement (the “Separation Agreement”) with Mr. Castellani pursuant to which Mr. Castellani will provide transition and advisory services to the Company through September 30, 2025 (the “End Date”) in order to facilitate an orderly transition. Mr. Castellani will continue to receive his annual cash base salary through the End Date. The Separation Agreement contains a release of claims in favor of the Company.
Following the End Date, Mr. Castellani will receive a gross severance payment of $1,650,000 payable in substantially equal installments over a period of 52 weeks and a one-time cash payment of $40,000. Mr. Castellani will also receive his annual target bonus for fiscal year 2025 with the actual amount of the bonus to be determined by the Compensation Committee of the Board (the "Compensation Committee") based on Company performance measures established and determined by the Compensation Committee, which bonus will be payable at such time as annual bonus payments are made to other senior executives of the Company in respect of fiscal 2025, and an award of Restricted Stock Units ("RSUs") granted on or before the End Date with an aggregate pre-tax grant date value of $1,000,000 determined based on the average closing share price of the Company's Class A Common Stock for the six months preceding the grant date and with a vesting period of four years from the date on which the Company makes regularly scheduled annual RSU grants to all other employees in January 2026, subject to Mr. Castellani's continued compliance with the non-competition and non-solicitation covenants set forth in the award agreement. Mr. Castellani’s previously granted, unvested RSUs will remain outstanding and will become vested on their originally scheduled vesting date, including vesting of a pro rata portion of the awards on the End Date, subject to Mr. Castellani's continued compliance with the non-competition and non-solicitation covenants set forth in the award agreements.
The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, a copy of which will be filed with the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2025.

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

Exhibit Number	Exhibit Description
10.1*†	Employee Form of Restricted Stock Unit Award Agreement under Warner Music Group Corp. 2020 Omnibus Incentive Plan
10.2*†	Director Form of Restricted Stock Unit Award Agreement under Warner Music Group Corp. 2020 Omnibus Incentive Plan
10.3*†	Director Form of Deferred Stock Unit Award Agreement under Warner Music Group Corp. 2020 Omnibus Incentive Plan
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
May 8, 2025

WARNER MUSIC GROUP CORP.

By:	/s/ ROBERT KYNCL
Name: Title:	Robert Kyncl Chief Executive Officer (Principal Executive Officer)

By:	/s/ ARMIN ZERZA
Name: Title:	Armin Zerza Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)