Form 10-Q
period 2025-06-30
Warner Music Group Corp.
filed 2025-08-07
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 4, 2025, there were 145,886,566 shares of Class A Common Stock and 375,380,313 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Condensed Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	June 30, 2025	September 30, 2024
Assets
Current assets:
Cash and equivalents	$527	$694
Accounts receivable, net of allowances of $24 million and $26 million	1,305	1,255
Inventories	101	99
Royalty advances expected to be recouped within one year	579	470
Prepaid and other current assets	166	125
Total current assets	2,678	2,643
Royalty advances expected to be recouped after one year	1,075	874
Property, plant and equipment, net of accumulated depreciation of $701 million and $615 million	472	481
Operating lease right-of-use assets, net	216	225
Goodwill	2,064	2,021
Intangible assets subject to amortization, net	2,764	2,359
Intangible assets not subject to amortization	154	152
Deferred tax assets, net	46	52
Other assets	308	348
Total assets	$9,777	$9,155
Liabilities and Equity
Current liabilities:
Accounts payable	$241	$289
Accrued royalties	2,828	2,549
Accrued liabilities	533	641
Accrued interest	39	17
Operating lease liabilities, current	43	45
Deferred revenue	278	246
Other current liabilities	88	110
Total current liabilities	4,050	3,897
Acquisition Corp. long-term debt	4,061	4,014
Asset-based long-term debt	302	—
Operating lease liabilities, noncurrent	212	228
Deferred tax liabilities, net	204	195
Other noncurrent liabilities	136	146
Total liabilities	$8,965	$8,480
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 145,887 and 142,559 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 375,380 issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	1	1
Additional paid-in capital	2,102	2,077
Accumulated deficit	(1,340)	(1,313)
Accumulated other comprehensive loss, net	(174)	(247)
Total Warner Music Group Corp. equity	589	518
Noncontrolling interest	223	157
Total equity	812	675
Total liabilities and equity	$9,777	$9,155
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,689	$1,554	$4,839	$4,796
Costs and expenses:
Cost of revenue	(913)	(830)	(2,598)	(2,501)
Selling, general and administrative expenses (a)	(471)	(462)	(1,395)	(1,384)
Restructuring and impairments	(69)	(1)	(109)	(96)
Amortization expense	(67)	(55)	(186)	(167)
Total costs and expenses	(1,520)	(1,348)	(4,288)	(4,148)
Net gain on divestitures	—	1	—	32
Operating income	169	207	551	680
Interest expense, net	(43)	(40)	(119)	(121)
Other (expense) income	(137)	4	(48)	(9)
(Loss) income before income taxes	(11)	171	384	550
Income tax expense	(5)	(30)	(123)	(120)
Net (loss) income	(16)	141	261	430
Less: Income attributable to noncontrolling interest	—	(2)	(5)	(36)
Net (loss) income attributable to Warner Music Group Corp.	$(16)	$139	$256	$394

Net income (loss) per share attributable to common stockholders:
Class A – Basic and Diluted	$(0.03)	$0.27	$0.49	$0.75
Class B – Basic and Diluted	$(0.03)	$0.27	$0.49	$0.75
Weighted average common shares:
Class A – Basic and Diluted	145,878	141,568	144,623	140,531
Class B – Basic and Diluted	375,380	376,315	375,380	376,868

(a) Includes depreciation expense:	$(29)	$(25)	$(86)	$(77)

See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(16)	$141	$261	$430
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	118	(10)	73	13
Deferred loss on derivative financial instruments	—	—	—	(1)
Minimum pension liability	—	—	—	(1)
Other comprehensive income (loss), net of tax	118	(10)	73	11
Total comprehensive income	102	131	334	441
Less: Income attributable to noncontrolling interest	—	(2)	(5)	(36)
Comprehensive income attributable to Warner Music Group Corp.	$102	$129	$329	$405
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$261	$430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272	244
Unrealized losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	84	10
Deferred income taxes	7	29
Net gain on investments	(27)	(4)
Net gain on divestitures	—	(32)
Non-cash interest expense	4	5
Non-cash stock-based compensation expense	43	28
Non-cash impairments	102	50
Changes in operating assets and liabilities:
Accounts receivable, net	(21)	(95)
Inventories	—	34
Royalty advances	(295)	(183)
Other noncurrent assets	—	(85)
Accounts payable and accrued liabilities	(191)	(119)
Royalty payables	246	352
Accrued interest	15	8
Operating lease liabilities	(12)	(4)
Deferred revenue	24	(205)
Other balance sheet changes, net	(65)	(13)
Net cash provided by operating activities	447	450
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs	(152)	(123)
Capital expenditures	(111)	(83)
Investments and acquisitions of businesses, net of cash received	(46)	(26)
Proceeds from the sale of investments	36	12
Proceeds from divestitures	—	19
Net cash used in investing activities	(273)	(201)
Cash flows from financing activities
Partial proceeds from Senior Term Loan Facility refinancing	—	42
Partial repayment of Senior Term Loan Facility refinancing	—	(42)
Deferred financing costs paid	—	(2)
Repayment of Term Loan Mortgage	(1)	—
Distribution to noncontrolling interest holders	(8)	(6)
Dividends paid	(283)	(267)
Payment of deferred consideration	(23)	—
Taxes paid related to net share settlement of restricted stock units and common stock	(19)	(5)
Common stock repurchased and retired	(3)	—
Other financing activity	(7)	—
Net cash used in financing activities	(344)	(280)
Effect of exchange rate changes on cash and equivalents	3	(3)
Net decrease in cash and equivalents	(167)	(34)
Cash and equivalents at beginning of period	694	641
Cash and equivalents at end of period	$527	$607
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

Nine Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at September 30, 2024	142,559	$—	375,380	$1	$2,077	$(1,313)	$(247)	$518	$157	$675
Net income	—	—	—	—	—	256	—	256	5	261
Other comprehensive income, net of tax	—	—	—	—	—	—	73	73	—	73
Dividends ($0.54 per share)	—	—	—	—	—	(283)	—	(283)	—	(283)
Stock-based compensation expense	—	—	—	—	49	—	—	49	—	49
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(8)	(8)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	74	74
Vesting of restricted stock units, net of shares withheld for employee taxes	801	—	—	—	(19)	—	—	(19)	—	(19)
Shares issued under the Plan	2,607	—	—	—	—	—	—	—	—	—
Common shares repurchased and retired	(80)	—	—	—	(3)	—	—	(3)	—	(3)
Other	—	—	—	—	(2)	—	—	(2)	(5)	(7)
Balance at June 30, 2025	145,887	$—	375,380	$1	$2,102	$(1,340)	$(174)	$589	$223	$812

Three Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at March 31, 2025	145,032	$—	375,380	$1	$2,088	$(1,230)	$(292)	$567	$223	$790
Net loss	—	—	—	—	—	(16)	—	(16)	—	(16)
Other comprehensive income, net of tax	—	—	—	—	—	—	118	118	—	118
Dividends ($0.18 per share)	—	—	—	—	—	(94)	—	(94)	—	(94)
Stock-based compensation expense	—	—	—	—	15	—	—	15	—	15
Vesting of restricted stock units, net of shares withheld for employee taxes	6	—	—	—	—	—	—	—	—	—
Shares issued under the Plan	869	—	—	—	—	—	—	—	—	—
Common shares repurchased and retired	(20)	—	—	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2025	145,887	$—	375,380	$1	$2,102	$(1,340)	$(174)	$589	$223	$812

Nine Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

	Shares	Value	Shares	Value
Balance at September 30, 2023	138,345	$—	377,650	$1	$2,015	$(1,387)	$(322)	$307	$123	$430
Net income	—	—	—	—	—	394	—	394	36	430
Other comprehensive income, net of tax	—	—	—	—	—	—	11	11	—	11
Dividends ($0.51 per share)	—	—	—	—	—	(267)	—	(267)	—	(267)
Stock-based compensation	—	—	—	—	43	—	—	43	—	43
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6)	(6)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Shares issued under the Plan	1,738	—	—	—	—	—	—	—	—	—
Exchange of Class B shares for Class A shares	1,335	—	(1,335)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	185	—	—	—	(5)	—	—	(5)	—	(5)
Balance at June 30, 2024	141,603	$—	376,315	$1	$2,053	$(1,260)	$(311)	$483	$152	$635

Three Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity

	Shares	Value	Shares	Value
Balance at March 31, 2024	141,596	$—	376,315	$1	$2,043	$(1,310)	$(301)	$433	$152	$585
Net income	—	—	—	—	—	139	—	139	2	141
Other comprehensive loss, net of tax	—	—	—	—	—	—	(10)	(10)	—	(10)
Dividends ($0.17 per share)	—	—	—	—	—	(89)	—	(89)	—	(89)
Stock-based compensation	—	—	—	—	10	—	—	10	—	10
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1)	(1)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Shares issued under Omnibus Incentive Plan	7	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	141,603	$—	376,315	$1	$2,053	$(1,260)	$(311)	$483	$152	$635
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025.
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
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”) requires the Company first evaluate its investments to determine if any investments qualify as a variable interest entity (“VIE”). A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest. As of June 30, 2025 and September 30, 2024, there were approximately $68 million and $77 million of assets, respectively, related to VIEs included in our condensed consolidated balance sheets. As of June 30, 2025 and September 30, 2024, there were approximately $2 million of liabilities related to VIEs included in our condensed consolidated balance sheets.
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
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the three and nine months ended June 30, 2025 and 2024.
The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three and nine months ended June 30, 2025 and 2024 (in millions, except share amounts, which are reflected in thousands, and per share data):

	Three Months Ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income (loss) attributable to Warner Music Group Corp.	$(4)	$(12)	$39	$100
Less: Net loss attributable to participating securities (a)	—	—	(2)	—
Net income (loss) attributable to common stockholders	$(4)	$(12)	$37	$100
Denominator
Weighted average shares outstanding	145,878	375,380	141,568	376,315
Basic and Diluted Earnings (Loss) Per Share	$(0.03)	$(0.03)	$0.27	$0.27

	Nine Months Ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$73	$183	$111	$283
Less: Net income attributable to participating securities (a)	(3)	—	(5)	—
Net income attributable to common stockholders	$70	$183	$106	$283
Denominator
Weighted average shares outstanding	144,623	375,380	140,531	376,868
Basic and Diluted EPS	$0.49	$0.49	$0.75	$0.75
______________________________________
(a)Participating securities include unvested restricted stock units, which include the right to receive non-forfeitable dividend equivalents. Participating securities are not contractually obligated to share in losses.

4. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenue by Type
Digital	$929	$882	$2,643	$2,638
Physical	119	120	397	385
Total digital and physical	1,048	1,002	3,040	3,023
Artist services and expanded-rights	195	159	508	489
Licensing	111	90	326	373
Total Recorded Music	1,354	1,251	3,874	3,885
Performance	58	52	167	155
Digital	204	194	599	577
Mechanical	16	13	46	43
Synchronization	54	42	142	129
Other	4	4	15	11
Total Music Publishing	336	305	969	915
Intersegment eliminations	(1)	(2)	(4)	(4)
Total revenues	$1,689	$1,554	$4,839	$4,796
Revenue by geographical location
U.S. Recorded Music	$536	$517	$1,565	$1,652
U.S. Music Publishing	186	161	520	503
Total U.S.	722	678	2,085	2,155
International Recorded Music	818	734	2,309	2,233
International Music Publishing	150	144	449	412
Total international	968	878	2,758	2,645
Intersegment eliminations	(1)	(2)	(4)	(4)
Total revenues	$1,689	$1,554	$4,839	$4,796
Sales Returns and Uncollectible Accounts
Based on management’s analysis of sales returns, refund liabilities of $16 million and $20 million were established at June 30, 2025 and September 30, 2024, respectively.
Based on management’s analysis of estimated credit losses, reserves of $24 million and $26 million were established at June 30, 2025 and September 30, 2024, respectively.
Deferred Revenue
Deferred revenue increased by $845 million during the nine months ended June 30, 2025 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $197 million were recognized during the nine months ended June 30, 2025 related to the balance of deferred revenue at September 30, 2024. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the three months ended June 30, 2025 and June 30, 2024, the Company recognized revenue of $10 million and $35 million, respectively, from performance obligations satisfied in previous periods. For the nine months ended June 30, 2025 and June 30, 2024, the Company recognized revenue of $67 million and $109 million, respectively, from performance obligations satisfied in previous periods.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2025 are as follows:

	Rest of FY25	FY26	FY27	Thereafter	Total
	(in millions)
Remaining performance obligations	$422	$647	$171	$169	$1,409
Total	$422	$647	$171	$169	$1,409
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

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2024	$(244)	$(3)	$(247)
Other comprehensive income	73	—	73
Balances at June 30, 2025	$(171)	$(3)	$(174)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
6. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2024	$1,557	$464	$2,021
Acquisitions	22	—	22
Other adjustments (a)	21	—	21
Balances at June 30, 2025	$1,600	$464	$2,064
______________________________________
(a)Other adjustments during the nine months ended June 30, 2025 represent foreign currency movements.
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

Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	June 30, 2025	September 30, 2024
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,780	$1,616
Music publishing copyrights	24 years	2,677	2,227
Artist and songwriter contracts	13 years	1,143	1,125
Trademarks	16 years	55	69
Other intangible assets	6 years	88	69
Total gross intangible assets subject to amortization		5,743	5,106
Accumulated amortization		(2,979)	(2,747)
Total net intangible assets subject to amortization		2,764	2,359
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	154	152
Total net intangible assets		$2,918	$2,511
The increase in net intangible assets during the nine months ended June 30, 2025 is primarily related to the acquisition of Tempo Music Holdings, LLC (“Tempo”) which is further described below. Additionally, the Company completed various business combinations during the nine months ended June 30, 2025 which resulted in the recognition of intangible assets with a preliminary estimated fair value of $39 million in the aggregate within recorded music catalogs, artist and songwriter contracts, trademarks, and other intangibles. The increase in net intangible assets was partially offset by the impairment of trademarks and other intangible assets of $29 million, in the aggregate, within the Recorded Music segment.
On February 5, 2025, WMG Tempo Holdco LLC, a wholly owned subsidiary of Acquisition Corp. and an indirect subsidiary of the Company, which has majority representation on the board of WMG Tempo Holdco LLC, acquired a 50.1% interest in Tempo, a proprietary music rights acquisition platform, for consideration of $76 million, including transaction costs, with an option, exercisable on or prior to November 30, 2027, to acquire the remaining 49.9% of Tempo for approximately $73 million, subject to contractual adjustments. The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations, and the Company recognized $351 million of music publishing copyrights and $87 million of recorded music catalogs which will each be amortized over an estimated useful life of 15 years. Additionally, the Company recognized approximately $13 million of net assets, which consists primarily of cash and accounts receivables. In connection with the transaction, the Company assumed long-term debt held by one of Tempo’s subsidiaries, which was recognized on the acquisition date at its estimated fair value of approximately $302 million. The assumed long-term debt is secured only by certain music rights owned by Tempo and is nonrecourse to the Company and its subsidiaries, other than Tempo (refer to Note 7 for more information on the acquired long-term debt). Finally, the Company recognized a corresponding noncontrolling interest of $73 million based on the fair value of the acquired assets.

7. Debt
Debt Capitalization
As of June 30, 2025, our long-term debt consists of the following:

	June 30, 2025	September 30, 2024
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2031	1,295	1,295
2.750% Senior Secured Notes due 2028	381	363
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031	522	497
3.000% Senior Secured Notes due 2031	800	800
Mortgage Term Loan due 2033	17	18
Total debt, including the current portion	4,090	4,048
Premium less unamortized discount and unamortized DFCs	(29)	(34)
Total Acquisition Corp. long-term debt, including the current portion, net	$4,061	$4,014
Tempo Asset-Based Notes due 2050	311	—
Unamortized discount	(9)	—
Total asset-based long-term debt, including the current portion, net (b)	$302	$—
Total long-term debt, including the current portion, net	$4,363	$4,014
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility with no letters of credit outstanding at June 30, 2025 and September 30, 2024. There were no loans outstanding under the Revolving Credit Facility as of June 30, 2025 and September 30, 2024.
(b)The Tempo Asset-Based Notes due 2050 are secured only by certain music rights owned by Tempo and are nonrecourse to the Company and its subsidiaries, other than Tempo.
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. is party to and the borrower under a $1,295 million senior secured term loan credit facility, pursuant to a credit agreement dated November 1, 2012, as amended or supplemented (the “Senior Term Loan Credit Agreement”) with JPMorgan Chase Bank NA, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (the “Senior Term Loan Facility”). Additionally, as of June 30, 2025 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility (as defined below) and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, the covenants under the Revolving Credit Facility, which are currently suspended, will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility. The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of June 30, 2025.
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
Beethoven Credit Agreement
On June 29, 2025, the Company, through its wholly owned indirect subsidiary, WMG BC Holdco LLC, entered into a joint venture agreement (the “JV Agreement”) with BCSS W JV Investments (B), L.P. (“BainCo”), a Delaware limited partnership and wholly owned indirect subsidiary of Bain Capital Special Situations, LP, pursuant to which the Company and BainCo will operate Beethoven JV 1, LLC, a Delaware limited liability company.
In connection with the JV Agreement, on the same date, Beethoven Financing 1, LLC, a Delaware limited liability company and an indirect subsidiary of the Company, as borrower (the “Initial Borrower”), the additional borrowers from time to time party thereto (together with the Initial Borrower, the “Borrowers”), Beethoven Holdings 1, LLC, a Delaware limited liability company, as guarantor (the “Initial Guarantor”), the additional guarantors from time to time party thereto (together with the Initial Guarantor, the “Guarantors”), each of the commercial paper conduits from time to time party thereto (the “Conduit Lenders”), each of the financial institutions from time to time party thereto as committed lenders (the “Committed Lenders” and, together with the Conduit Lenders, the “Lenders”), the conduit managing agents from time to time party thereto, The Bank of New York Mellon, as administrative agent for the Lenders and as collateral agent for the Secured Parties (in each case, as defined in the Beethoven Credit Agreement), entered into a Credit and Security Agreement (the “Beethoven Credit Agreement”) pursuant to which the Lenders have agreed to extend up to $500 million in commitment amounts to the Borrowers (the “Beethoven Credit Facility”). The obligations of the Borrowers under the Beethoven Credit Agreement will be (a) secured by the Borrowers with a first priority security interest in all of their respective assets and (b) guaranteed by the Guarantors with a first priority security interest in all of their respective assets.
The advances under the Beethoven Credit Agreement shall bear interest at the rates described below under “—Interest Rates.”
The Beethoven Credit Agreement contains customary affirmative and negative covenants for this type of facility, and the ability, subject to the consent of the Lenders, to increase the size of the facility to $700 million.
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Revolving Term SOFR”), and other rates for alternate currencies, such as EURIBOR and SONIA, as provided in the Revolving Credit Agreement, subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving Term SOFR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.07x at June 30, 2025, the applicable margin for SOFR loans and risk-free rate loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
The advances under the Beethoven Credit Agreement shall bear interest (a) in the case of a base rate advance, at a rate equal to the base rate, which means, for any day, the highest of (i) the prime rate in effect on such day; (ii) the federal funds rate in effect on such day plus 0.50%; and (iii) Term SOFR for a one-month tenor in effect on such day plus 1.00% per annum, plus the applicable margin of 1.00% and (b) in the case of a Term SOFR advance, the Term SOFR for the interest accrual period plus the applicable margin of 2.00%.
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. As of June 30, 2025, there are no interest rate swaps outstanding.
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 24, 2031.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is November 30, 2028.
Maturities of Senior Secured Notes
As of June 30, 2025, there are no scheduled maturities of notes until 2028, when $381 million is scheduled to mature. Thereafter, $2.708 billion is scheduled to mature.
Maturity of Term Loan Mortgage
The maturity date of the Term Loan Mortgage is January 27, 2033, subject to a call option exercisable by Truist Bank at any time after January 27, 2028 if certain criteria relating to the Company’s creditworthiness are met.
Maturity of Tempo Asset-Based Notes
The maturity date of the Asset-Based Notes is November 30, 2050.

Maturity of Beethoven Credit Agreement
The maturity date of the Beethoven Credit Facility is June 29, 2030.
Interest Expense, net
Total interest expense, net was $43 million and $40 million for the three months ended June 30, 2025 and 2024, respectively, and $119 million and $121 million for the nine months ended June 30, 2025 and 2024, respectively. Interest expense, net includes interest expense related to our outstanding indebtedness of $45 million and $46 million for the three months ended June 30, 2025 and 2024, respectively, and $132 million and $137 million for the nine months ended June 30, 2025 and 2024, respectively. The weighted-average interest rate of the Company’s total debt was 4.1% at June 30, 2025, 4.3% at September 30, 2024, and 4.5% at June 30, 2024.
8. Restructuring and Impairments
2024 Strategic Restructuring Plan
In 2024, the Company announced a strategic restructuring plan (the “2024 Strategic Restructuring Plan”) designed to free up additional funds to invest in music and accelerate the Company’s growth for the next decade. The 2024 Strategic Restructuring Plan is substantially complete and the remaining associated cash payments are expected to be made by the end of fiscal year 2026.
For the three months ended June 30, 2025, the Company recognized a $1 million benefit in our Recorded Music segment due a change in estimate of severance costs. For the nine months ended June 30, 2025, total severance and other contract termination costs recorded in connection with the 2024 Strategic Restructuring Plan were $7 million, of which $8 million of expense was recognized in our Recorded Music segment while there was a $1 million benefit recognized at Corporate due to a change in estimate. Additionally, for the nine months ended June 30, 2025, the Company recognized $32 million of impairment losses, all of which were recognized in our Recorded Music segment. Impairment charges recognized during the period primarily relate to the write-off of certain long-form audiovisual production assets and lease termination costs for office closures.
As of June 30, 2025, total cumulative restructuring and impairment charges recognized in connection with the 2024 Strategic Restructuring Plan were $217 million with $207 million of costs recognized in our Recorded Music segment and $10 million recognized at Corporate. These costs are composed of $135 million of severance and other contract termination costs, of which $7 million was non-cash, and $82 million of non-cash impairment charges.
The below table sets forth the activity for the nine months ended June 30, 2025 in the restructuring accrual associated with the 2024 Strategic Restructuring Plan included within accrued liabilities in the accompanying condensed consolidated balance sheets.

	Severance Costs	Contract Termination Costs	Total
	(in millions)
Balance at September 30, 2024	$99	$5	$104
Restructuring charges	—	7	7
Cash payments	(63)	(5)	(68)
Foreign currency movements	—	—	—
Balance at June 30, 2025	$36	$7	$43
Other Impairments
For the three and nine months ended June 30, 2025, the Company recognized a pre-tax impairment charge of $70 million ($48 million after-tax) within the Recorded Music segment for long-lived assets associated with certain of the Company’s non-core e-tailer operations due to a triggering event that indicated the carrying amount was no longer recoverable. The recoverable fair value was determined based on current market indicators.
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
10. Equity
Stock-Based Compensation
The Company’s stock-based compensation plans are described in Note 14, “Equity,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Stock-based compensation consists primarily of common stock, restricted stock units, stock options, and market-based performance share units granted to eligible employees and executives under the Omnibus Incentive Plan.
For the three months ended June 30, 2025, the Company recognized a total of $16 million of non-cash stock-based compensation expense, of which $15 million was recorded to additional paid-in capital and $1 million was recorded as a shared-based compensation liability. For the nine months ended June 30, 2025, the Company recognized a total of $43 million of non-cash stock-based compensation expense, of which $42 million was recorded to additional paid-in capital and $1 million was recorded as a shared-based compensation liability. For the three and nine months ended June 30, 2024, the Company recognized a total of $10 million and $28 million of non-cash stock-based compensation expense, respectively, all of which was recorded to additional paid-in capital. During the nine months ended June 30, 2025 and 2024, $7 million and $15 million of share-based compensation liabilities were reclassified to additional paid-in capital upon a certain number of awards becoming determinable, respectively.
Common Stock

During the three and nine months ended June 30, 2025, in connection with the Senior Management Free Cash Flow Plan (the “Plan”), the Company issued a total of 869,009 and 2,607,027 shares, respectively, of Class A Common Stock to settle all remaining participants’ deferred equity units previously issued under the Plan.
During the three and nine months ended June 30, 2025, the Company satisfied the vesting of RSUs by issuing 5,959 and 800,748 shares of Class A Common Stock under the Omnibus Incentive Plan, respectively, which is net of shares used to settle employee income tax obligations.
Noncontrolling Interest
On August 5, 2025, the Company acquired the remaining equity interest from noncontrolling interest holders for an aggregate consideration of $165 million, which includes cash consideration of $40 million and $125 million payable in the form of the Company’s Class A Common Stock. The Company issued 1,416,666 shares of Class A Common Stock on the closing date and expects to issue an additional 2,750,000 shares of Class A Common Stock on the first anniversary of the closing. These shares are subject to specific lock-up periods.
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
The following table summarizes our total share repurchases and retirement under the Share Repurchase Program during the three and nine months ended June 30, 2025:

	Three Months Ended June 30, 2025		Nine Months Ended June 30, 2025
Share Repurchase Type	Shares	Amount (in millions)	Shares	Amount (in millions)
Open Market Repurchases	20,000	$1	80,383	$3
11. Income Taxes

For the three and nine months ended June 30, 2025, the Company recorded an income tax expense of $5 million and $123 million, respectively. The income tax expense for the three and nine months ended June 30, 2025 is higher than the expected tax expense at the statutory rate of 21% primarily due to foreign income taxed at rates higher than in the United States, including withholding taxes, non-deductible executive compensation under Internal Revenue Code (“IRC”) Section 162(m), and the net impact of GILTI and foreign derived intangible income (“FDII”). These charges were partially offset by a tax benefit recognized on an impairment charge associated with certain of the Company’s non-core e-tailer operations. The income tax expense for the nine months ended June 30, 2025 is higher than the expected tax expense at the statutory rate of 21% primarily due to foreign income taxed at rates higher than in the United States, including withholding taxes, U.S. state and local taxes, non-deductible executive compensation under IRC Section 162(m), unrecognized tax benefit related to uncertain tax positions, and the net impact of GILTI and FDII. These charges were partially offset by tax benefits associated with Research and Development (“R&D”) credits, and non-controlling interest.

For the three and nine months ended June 30, 2024, the Company recorded an income tax expense of $30 million and $120 million, respectively. The income tax expense for the three and nine months ended June 30, 2024 is lower than the expected tax benefit at the statutory tax rate of 21% primarily due to benefits related to updated allowable costs for reported FDII, non-controlling interest, and the net impact of GILTI and FDII. These benefits were partially offset by foreign income taxed at rates higher than the United States, withholding taxes, and U.S. state and local taxes. The income tax expense for the nine months ended June 30, 2024 is lower than the expected tax expense at the statutory rate of 21% primarily due to the tax benefit from the winding down of the Company’s owned and operated media properties, updated allowable costs for FDII, non-controlling interest, the net impact of GILTI and FDII and tax benefits associated with R&D credits. These benefits were partially offset by withholding taxes, foreign income taxed at rates higher than the United States, U.S. state and local taxes, non-deductible executive compensation under IRC Section 162(m), and unrecognized tax benefit related to uncertain tax positions.

The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2025 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various jurisdictions during the next twelve months.
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which introduces a wide-ranging set of tax reform provisions. These provisions are scheduled to take affect beginning in our fiscal year 2026. The Company is currently evaluating the potential impact of this law.
12. Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, for the purposes of managing foreign currency exchange rate risk on expected future cash flows.
As of June 30, 2025, the Company had outstanding foreign currency forward exchange contracts for the sale of $197 million and the purchase of $124 million of foreign currencies at fixed rates that will be settled by September 2025. As of September 30, 2024, the Company had no foreign currency forward exchange contracts outstanding.
The Company recorded realized pre-tax gains of $7 million and unrealized pre-tax losses of $5 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the nine months ended June 30, 2025. The Company recorded realized pre-tax losses of $1 million and unrealized pre-tax gains of $1 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the nine months ended June 30, 2024.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
	(in millions)
Other Current Assets:
Foreign currency forward exchange contracts (a)	1	—
Other Current Liabilities:
Foreign currency forward exchange contracts (a)	(6)	—
______________________________________
(a)Includes $9 million and $14 million of foreign exchange derivative contracts in asset and liability positions, respectively, which net to $1 million of current assets and $6 million of current liabilities, respectively.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
June 30, 2025
Revenues	$1,354	$336	$(1)	$1,689
Adjusted OIBDA	321	96	(44)	373

June 30, 2024
Revenues	$1,251	$305	$(2)	$1,554
Adjusted OIBDA	281	79	(44)	316

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Nine Months Ended	(in millions)
June 30, 2025
Revenues	$3,874	$969	$(4)	$4,839
Adjusted OIBDA	914	264	(139)	1,039

June 30, 2024
Revenues	3,885	915	(4)	4,796
Adjusted OIBDA	965	247	(133)	1,079
Adjusted OIBDA is not a measure defined by U.S. GAAP but is computed using amounts that are determined in accordance with U.S. GAAP. A reconciliation of the Company’s Adjusted OIBDA to operating income is presented below.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Operating income	$169	$207	$551	$680
Amortization expense	67	55	186	167
Depreciation expense	29	25	86	77
Restructuring and impairments	69	1	109	96
Transformation initiative costs	19	18	54	56
Executive transition costs	4	—	4	—
Net gain on divestitures	—	(1)	—	(32)
Non-cash stock-based compensation and other related costs	16	11	49	35
Adjusted OIBDA	$373	$316	$1,039	$1,079

14. Additional Financial Information
Supplemental Cash Flow Disclosures
The Company made interest payments of approximately $43 million and $35 million during the three months ended June 30, 2025 and 2024, respectively, and approximately $114 million and $125 million during the nine months ended June 30, 2025 and 2024, respectively. The Company paid approximately $50 million and $33 million of income and withholding taxes, net of refunds, for the three months ended June 30, 2025 and 2024, respectively, and approximately $151 million and $105 million of income and withholding taxes, net of refunds, for the nine months ended June 30, 2025 and 2024, respectively. Non-cash investing activities were approximately $32 million related to business combinations and the acquisition of music publishing rights and music catalogs during the nine months ended June 30, 2025, and $18 million related to the acquisition of music publishing rights and music catalogs during the nine months ended June 30, 2024.
Net Gain on Divestitures
The Company recognized a pre-tax gain of $1 million during the three months ended June 30, 2024, in connection with the divestiture of non-core owned and operated media properties. The Company recognized a pre-tax gain of $32 million during the nine months ended June 30, 2024 in connection with the divestiture of certain sound recordings rights. For each period, the divestiture has been reflected as a net gain on divestiture in the accompanying condensed consolidated statement of operations.
Net Gain on Sale of Investments
The Company recognized a pre-tax realized net gain of $29 million during the nine months ended June 30, 2025 in connection with the sale of an investment which has been presented within the Other income (expense) line of the accompanying condensed consolidated statement of operations.

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
On May 16, 2025, the Company’s board of directors declared a cash dividend of $0.18 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on June 3, 2025. The Company paid an aggregate of approximately $94 million and $283 million, or $0.18 and $0.54 per share, in cash dividends to stockholders and participating security holders for the three and nine months ended June 30, 2025.
On August 7, 2025, the Company’s board of directors declared a cash dividend of $0.19 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on September 3, 2025 to stockholders of record as of the close of business on August 20, 2025.

15. Fair Value Measurements
The following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2025 and September 30, 2024.

	Fair Value Measurements as of June 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign currency forward exchange contracts (a)	$—	$1	$—	$1
Other current liabilities:
Foreign currency forward exchange contracts (a)	$—	$(6)	$—	$(6)
Other noncurrent assets:
Equity investments with readily determinable fair value (b)	9	—	—	9

	Fair Value Measurements as of September 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other noncurrent assets:
Equity investment with readily determinable fair value (b)	9	—	—	9
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. In the three and nine month periods ended June 30, 2025, the Company recorded approximately $1 million and $4 million of impairment charges on these investments, respectively. The Company did not record any impairment charges on these investments during the three months ended June 30, 2024 and recorded approximately $1 million of impairment charges on these investments during the nine months ended June 30, 2024. In addition, there were no observable price changes events that were completed during the three and nine months ended June 30, 2025 and 2024.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2025, the fair value of the Company’s debt was $4.217 billion. Based on the level of interest rates prevailing at September 30, 2024, the fair value of the Company’s debt was $3.836 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

16. Subsequent Events
2025 Restructuring Plan
On July 1, 2025, the Company announced a strategic restructuring plan (the “2025 Restructuring Plan”) designed to free up funds to invest in music and to accelerate the Company’s long-term growth. The Company expects the 2025 Restructuring Plan to generate pre-tax cost savings of approximately $300 million on an annualized run-rate basis by the end of fiscal year 2027 and expects the majority of the cost savings under the 2025 Restructuring Plan to be accretive to Adjusted OIBDA. There were no charges recognized under the 2025 Restructuring Plan for the three and nine months ended June 30, 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 (the “Quarterly Report”).
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
•Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2025 and June 30, 2024. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2025 and June 30, 2024, as well as a discussion of our financial condition and liquidity as of June 30, 2025. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
Recent Events and Factors Affecting Results of Operations and Comparability

2024 Strategic Restructuring Plan
In 2024, the Company announced a strategic restructuring plan (the “2024 Strategic Restructuring Plan”) designed to free up additional funds to invest in music and accelerate the Company’s growth for the next decade. The 2024 Strategic Restructuring Plan is substantially complete and the remaining associated cash payments are expected to be made by the end of fiscal year 2026.
The cost savings under the 2024 Strategic Restructuring Plan will be achieved through a combination of the disposal or winding down of non-core operations, continuing to manage overhead, sharpening focus, expanding shared services, and implementing previously disclosed expected operational efficiencies made possible by the Company’s financial transformative initiative. The Company expects allocating a majority of the costs savings to increase investment in the Company’s core Recorded Music and Music Publishing businesses, new skill sets and tech capabilities.
For the three months ended June 30, 2025, the Company recognized a $1 million benefit in our Recorded Music segment due a change in estimate of severance costs. For the nine months ended June 30, 2025, total severance and other contract termination costs recorded in connection with the 2024 Strategic Restructuring Plan were $7 million, of which $8 million of expense was recognized in our Recorded Music segment while there was a $1 million benefit recognized at Corporate due to a change in estimate. Additionally, for the nine months ended June 30, 2025, the Company recognized $32 million of impairment losses, all of which were recognized in our Recorded Music segment. Impairment charges recognized during the period primarily relate to the write-off of certain long-form audiovisual production assets and lease termination costs for office closures.
Other Impairments
For the three and nine months ended June 30, 2025, the Company recognized a pre-tax impairment charge of $70 million ($48 million after-tax) within the Recorded Music segment for long-lived assets associated with certain of the Company’s non-core e-tailer operations due to a triggering event that indicated the carrying amount was no longer recoverable. The recoverable fair value was determined based on current market indicators.
BMG Termination
In September 2023, the Company terminated its distribution agreement with BMG as BMG began to bring digital distribution in-house and license directly with digital service partners in fiscal 2024 while also licensing its physical distribution with a different provider (the “BMG Termination”). Alternative Distribution Alliance (“ADA”), which is part of our Recorded Music business, had previously been distributing BMG’s recorded music catalog and revenues are reported within our Recorded Music segment. The shift to digital direct deals by BMG is a phased in-sourcing of distribution during the current fiscal year and we expect BMG to be rolled off by the end of the current fiscal year.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Revenue by Type
Digital	$929	$882	$47	5%
Physical	119	120	(1)	-1%
Total digital and physical	1,048	1,002	46	5%
Artist services and expanded-rights	195	159	36	23%
Licensing	111	90	21	23%
Total Recorded Music	1,354	1,251	103	8%
Performance	58	52	6	12%
Digital	204	194	10	5%
Mechanical	16	13	3	23%
Synchronization	54	42	12	29%
Other	4	4	—	—%
Total Music Publishing	336	305	31	10%
Intersegment eliminations	(1)	(2)	1	-50%
Total revenues	$1,689	$1,554	$135	9%
Revenue by Geographical Location
U.S. Recorded Music	$536	$517	$19	4%
U.S. Music Publishing	186	161	25	16%
Total U.S.	722	678	44	6%
International Recorded Music	818	734	84	11%
International Music Publishing	150	144	6	4%
Total international	968	878	90	10%
Intersegment eliminations	(1)	(2)	1	-50%
Total revenues	$1,689	$1,554	$135	9%
Total Revenues
Total revenues increased by $135 million, or 9%, to $1,689 million for the three months ended June 30, 2025 from $1,554 million for the three months ended June 30, 2024. Revenue growth was favorably impacted by the settlement of certain copyright infringement cases (the “Copyright Settlement”), which resulted in $16 million higher Recorded Music revenue. The prior-year quarter included $22 million of incremental revenue recognized in Recorded Music from a Digital Service Provider (“DSP”) for performance obligations satisfied in previous periods (the “DSP True-Up Payments”). Recorded Music revenue growth was also unfavorably impacted by the BMG Termination, which resulted in $14 million less Recorded Music revenue compared to the prior-year quarter. The increase in total revenue includes $24 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 80% and 20% of total revenue for each of the three months ended June 30, 2025 and June 30, 2024, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenues for the three months ended June 30, 2025, respectively, and 44% and 56% of total revenues for the three months ended June 30, 2024, respectively.

Total digital revenues after intersegment eliminations increased by $57 million, or 5%, to $1,132 million for the three months ended June 30, 2025 from $1,075 million for the three months ended June 30, 2024. Total streaming revenue increased by $42 million, driven by growth in Recorded Music and Music Publishing. Total streaming revenue includes $11 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2025 were composed of U.S. revenues of $535 million and international revenues of $598 million, or 47% and 53% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2024 were composed of U.S. revenues of $504 million and international revenues of $572 million, or 47% and 53% of total digital revenues, respectively.
Recorded Music revenues increased by $103 million, or 8%, to $1,354 million for the three months ended June 30, 2025 from $1,251 million for the three months ended June 30, 2024. The increase includes $21 million of favorable currency exchange fluctuations. U.S. Recorded Music revenues were $536 million and $517 million, or 40% and 41% of consolidated Recorded Music revenues for each of the three months ended June 30, 2025 and June 30, 2024, respectively. International Recorded Music revenues were $818 million and $734 million, or 60% and 59%, of consolidated Recorded Music revenues for each of the three months ended June 30, 2025 and June 30, 2024, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights and licensing revenues, partially offset by a decrease in physical revenue. Digital revenue increased by $47 million, or 5%, which includes a favorable impact of currency exchange fluctuations of $10 million. Revenue from streaming services increased by $32 million to $895 million for the three months ended June 30, 2025 from $863 million for the three months ended June 30, 2024. The increase in streaming revenue was driven by subscription streaming growth and includes a favorable impact of foreign currency exchange rates of $9 million, partially offset by the unfavorable impact of the DSP True-Up Payments and the BMG Termination of $4 million in the prior-year quarter. Download and other digital revenues increased by $15 million, or 79%, to $34 million for the three months ended June 30, 2025 from $19 million for the three months ended June 30, 2024 due to the impact of the Copyright Settlement of $16 million, partially offset by the continued shift to streaming services. Licensing revenue increased by $21 million, or 23%, driven by higher licensing activity primarily in the U.K. and China, and timing of other copyright infringement settlements. Licensing revenue includes a favorable impact of foreign currency exchange rates of $3 million. Artist services and expanded-rights revenue increased by $36 million, or 23%, due to higher concert promotion revenue primarily in France and Spain, and a favorable impact of foreign currency exchange rates of $4 million. Physical revenue, which includes a favorable impact of foreign currency exchange rates of $4 million, decreased by $1 million, or 1%, as growth from strong releases in Korea and Japan was offset by the $10 million impact of the BMG Termination. Top sellers in the quarter included BAEKHYUN, ROSÉ, Bruno Mars, Grateful Dead, and Teddy Swims.
Music Publishing revenues increased by $31 million, or 10%, to $336 million for the three months ended June 30, 2025 from $305 million for the three months ended June 30, 2024. U.S. Music Publishing revenues were $186 million and $161 million, or 55% and 53% of consolidated Music Publishing revenues, for the three months ended June 30, 2025 and June 30, 2024, respectively. International Music Publishing revenues were $150 million and $144 million, or 45% and 47% of consolidated Music Publishing revenues, for the three months ended June 30, 2025 and June 30, 2024, respectively.
The overall increase in Music Publishing revenue was driven by increases in digital, performance, synchronization, and mechanical revenues. Digital revenue increased by $10 million, or 5%, driven by an increase in streaming revenue, which includes a favorable impact of foreign currency exchange rates of $1 million. Revenue from streaming services grew by $10 million, or 5%, to $202 million for the three months ended June 30, 2025 from $192 million for the three months ended June 30, 2024, driven by the impact of digital deal renewals, primarily in the U.S, and a favorable impact of foreign currency exchange rates of $1 million. Performance revenue increased by $6 million, or 12%, driven by growth from concerts, radio and live events primarily in Europe, and a favorable impact of foreign currency exchange rates of $1 million. Mechanical revenue increased by $3 million, or 23%, and includes a favorable impact of foreign currency exchange rates of $1 million. Synchronization revenue increased by $12 million, or 29%, attributable to timing of other copyright infringement settlements, higher television and commercial licensing activity, and the $3 million impact of our acquisition of Tempo.

Revenue by Geographical Location
U.S. revenue increased by $44 million, or 6%, to $722 million for the three months ended June 30, 2025 from $678 million for the three months ended June 30, 2024. U.S. Recorded Music revenue increased by $19 million, or 4%. U.S. Recorded Music digital revenue increased by $20 million, or 5%, driven by higher download and other digital revenue of $15 million, or 150%, including the impact of the Copyright Settlement in the quarter, and higher streaming revenue of $5 million, or 1%. U.S. Recorded Music licensing revenue increased by $8 million, or 30%, driven by timing of other copyright infringement settlements. U.S. Recorded Music artist services and expanded-rights revenues decreased by $5 million, or 10%, driven by lower merchandising revenue, and physical revenue decreased by $4 million, or 8%. U.S. Music Publishing revenue increased by $25 million, or 16%, to $186 million for the three months ended June 30, 2025 from $161 million for the three months ended June 30, 2024. U.S. Music Publishing digital revenue increased by $11 million, or 10%, attributable to higher streaming revenue of $11 million, or 10%. U.S. Music Publishing streaming revenue reflects impact of digital deal renewals. U.S. Music Publishing performance and mechanical revenues remained constant during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. U.S. Music Publishing synchronization revenue increased by $13 million, or 54%, driven by timing of other copyright infringement settlements, higher television and commercial licensing activity and the impact of acquisitions.
International revenue increased by $90 million, or 10%, to $968 million for the three months ended June 30, 2025 from $878 million for the three months ended June 30, 2024. Excluding the favorable impact of foreign currency exchange rates of $23 million, International revenue increased by $67 million, or 7%. International Recorded Music revenue increased by $84 million, which includes a favorable impact of foreign currency exchange rates of $21 million, driven by growth across digital, artist services and expanded rights, licensing and physical revenues. International Recorded Music licensing revenue increased by $13 million, or 21%, driven by licensing deals primarily in the U.K. and China, and timing of other copyright infringement settlements. International Recorded Music artist services and expanded-rights revenue increased by $41 million, or 37%, driven by higher concert promotion revenue primarily in France and Spain, and the favorable impact of foreign currency exchange rates of $4 million. International Recorded Music digital revenue increased by $27 million, attributable to higher streaming revenue of $27 million, or 6%, which includes the impact of the BMG Termination, and reflects a favorable impact of foreign currency exchange rates of $9 million. Physical revenue increased by $3 million driven by the favorable impact of foreign currency exchange rates of $4 million, partially offset by the impact of the BMG Termination. International Music Publishing revenue increased by $6 million, or 4%, to $150 million for the three months ended June 30, 2025 from $144 million for the three months ended June 30, 2024. International Music Publishing revenue growth was driven by increases in performance revenue of $6 million due to growth from concerts, radio and live events in Europe and mechanical revenue of $3 million. This was partially offset by decreases in digital revenue of $1 million, synchronization revenue of $1 million, and other revenue of $1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$584	$548	$36	7%
Product costs	329	282	47	17%
Total cost of revenues	$913	$830	$83	10%
Artist and repertoire costs increased by $36 million, to $584 million for the three months ended June 30, 2025 from $548 million for the three months ended June 30, 2024. Artist and repertoire costs as a percentage of revenue remained constant at 35% for each of the three months ended June 30, 2025 and June 30, 2024.
Product costs increased by $47 million, to $329 million for the three months ended June 30, 2025 from $282 million for the three months ended June 30, 2024. Product costs as a percentage of revenue increased to 19% for the three months ended June 30, 2025 from 18% for the three months ended June 30, 2024 due to revenue and deal mix.

Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$282	$264	$18	7%
Selling and marketing expense	167	173	(6)	-3%
Distribution expense	22	25	(3)	-12%
Total selling, general and administrative expense	$471	$462	$9	2%
______________________________________
(1)Includes depreciation expense of $29 million and $25 million for the three months ended June 30, 2025 and June 30, 2024, respectively.
Total selling, general and administrative expense increased by $9 million, to $471 million for the three months ended June 30, 2025 from $462 million for the three months ended June 30, 2024. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 28% for the three months ended June 30, 2025 from 30% for the three months ended June 30, 2024 due to the factors noted below.
General and administrative expense increased by $18 million to $282 million for the three months ended June 30, 2025 from $264 million for the three months ended June 30, 2024. The increase in general and administrative expense was driven by incremental investment in technology of $7 million, higher non-cash stock-based compensation costs of $5 million due to the departure of our former Chief Financial Officer (“CFO”) in the current year, the impact of acquisitions of $4 million and higher depreciation expense of $4 million, primarily driven by the core financials component of our new technology platform being placed into service, partially offset by savings from the 2024 Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business. Expressed as a percentage of revenue, general and administrative expense remained constant at 17% for each of the three months ended June 30, 2025 and June 30, 2024.
Selling and marketing expense decreased by $6 million, or 3%, to $167 million for the three months ended June 30, 2025 from $173 million for the three months ended June 30, 2024. Expressed as a percentage of revenue, selling and marketing expense decreased to 10% for the three months ended June 30, 2025 from 11% for the three months ended June 30, 2024 due to savings from the 2024 Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business.
Distribution expense decreased by $3 million to $22 million for the three months ended June 30, 2025 from $25 million for the three months ended June 30, 2024. Expressed as a percentage of revenue, distribution expense decreased to 1% for the three months ended June 30, 2025 from 2% for the three months ended June 30, 2024.

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

	For the Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Net (loss) income attributable to Warner Music Group Corp.	$(16)	$139	$(155)	—%
Income attributable to noncontrolling interest	—	2	(2)	(100)%
Net (loss) income	(16)	141	(157)	—%
Income tax expense	5	30	(25)	(83)%
Net (loss) income before income taxes	(11)	171	(182)	—%
Other expense (income)	137	(4)	141	—%
Interest expense, net	43	40	3	8%
Operating income	169	207	(38)	(18)%
Amortization expense	67	55	12	22%
Depreciation expense	29	25	4	16%
Restructuring and impairments	69	1	68	—%
Transformation initiative costs	19	18	1	6%
Executive transition costs	4	—	4	(100)%
Net gain on divestitures	—	(1)	1	—%
Non-cash stock-based compensation and other related costs	16	11	5	45%
Adjusted OIBDA	$373	$316	$57	18%
Adjusted OIBDA
Adjusted OIBDA increased by $57 million to $373 million for the three months ended June 30, 2025 from $316 million for the three months ended June 30, 2024, driven by the impact of the Copyright Settlement of $9 million in Recorded Music in the current quarter and the $12 million impact of the DSP True-Up Payments in the prior-year quarter, as well as revenue mix, the impact of acquisitions, and savings from the 2024 Strategic Restructuring Plan, partially offset by the reinvestment of these savings in the Company’s business including $7 million of incremental investment in technology for the three months ended June 30, 2025. Expressed as a percentage of total revenue, Adjusted OIBDA margin increased to 22% for the three months ended June 30, 2025 from 20% for the three months ended June 30, 2024.
Non-cash stock-based compensation and other related costs
Our non-cash stock-based compensation and other related costs increased by $5 million to $16 million for the three months ended June 30, 2025 from $11 million for the three months ended June 30, 2024, primarily due to $5 million of costs related to the departure of our former CFO in the current year.
Net gain on divestitures
There was no net gain on divestitures during the three months ended June 30, 2025. Net gain on divestitures during the three months ended June 30, 2024 includes a pre-tax gain of $1 million in connection with the divestiture of certain non-core owned and operated media properties.

Executive transition costs

    Executive transition costs were $4 million during the three months ended June 30, 2025, which consisted of severance costs associated with the departure of our former CFO in the current year.
Transformation initiative costs
Our transformation initiative costs which include costs associated with our finance transformation increased by $1 million to $19 million for the three months ended June 30, 2025 from $18 million for the three months ended June 30, 2024.
Restructuring and Impairments
Our restructuring and impairment charges increased to $69 million for the three months ended June 30, 2025 from $1 million for the three months ended June 30, 2024. The three months ended June 30, 2025 includes an impairment charge of $70 million for long-lived assets associated with certain of the Company’s non-core e-tailer operations.
Depreciation expense
Our depreciation expense increased by $4 million to $29 million for the three months ended June 30, 2025 from $25 million for the three months ended June 30, 2024. The increase is primarily driven by the core financials component of our new technology platform being placed into service.
Amortization expense
Our amortization expense increased by $12 million, to $67 million for the three months ended June 30, 2025 from $55 million for the three months ended June 30, 2024. The increase is driven by incremental amortization related to acquisitions of music-related assets, partially offset by certain intangible assets becoming fully amortized.
Operating income
Our operating income decreased by $38 million to $169 million for the three months ended June 30, 2025 from $207 million for the three months ended June 30, 2024. In addition to the factors impacting Adjusted OIBDA described above, the decrease in operating income was driven by an increase in restructuring and impairment charges of $68 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, higher amortization expenses of $12 million, higher non-cash stock-based compensation and other related costs of $5 million, and the impact of a $1 million net gain on a divestiture in the prior-year quarter.
Interest expense, net
Our interest expense, net, increased to $43 million for the three months ended June 30, 2025 from $40 million for the three months ended June 30, 2024 due to incremental debt related to the Tempo Asset-Based Notes acquired in connection with the acquisition of Tempo.
Other expense (income)
Other expense for the three months ended June 30, 2025 primarily includes foreign currency losses on our Euro-denominated debt of $70 million, currency exchange losses on our intercompany loans of $63 million, and realized and unrealized losses on hedging activity of $8 million. This compares to foreign currency gains on our Euro-denominated debt of $7 million, currency exchange losses on our intercompany loans of $5 million, and realized and unrealized gains on hedging activity of $1 million for the three months ended June 30, 2024.
Income tax expense
Our income tax expense decreased by $25 million to $5 million for the three months ended June 30, 2025 from $30 million for the three months ended June 30, 2024. The decrease of $25 million in income tax expense is primarily due to the impact of pre-tax loss in the current period and benefit for updated allowable costs for reported foreign derived intangible income in the prior period.
Net (loss) income
Net (loss) income decreased by $157 million to net loss of $16 million for the three months ended June 30, 2025 from net income of $141 million for the three months ended June 30, 2024 as a result of the factors described above.

Noncontrolling interest
There was no income attributable to noncontrolling interest during the three months ended June 30, 2025 compared to a loss of $2 million for the three months ended June 30, 2024.
Business Segment Results
Revenues, operating income (loss) and Adjusted OIBDA by business segment were as follows (in millions):

	For the Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Recorded Music
Revenues	$1,354	$1,251	$103	8%
Operating income	201	230	(29)	-13%
Adjusted OIBDA	321	281	40	14%
Music Publishing
Revenues	336	305	31	10%
Operating income	60	53	7	13%
Adjusted OIBDA	96	79	17	22%
Corporate expenses and eliminations
Revenue eliminations	(1)	(2)	1	-50%
Operating loss	(92)	(75)	(17)	23%
Adjusted OIBDA loss	(44)	(44)	—	—%
Total
Revenues	1,689	1,554	135	9%
Operating income	169	207	(38)	-18%
Adjusted OIBDA	373	316	57	18%
Recorded Music
Revenues
Recorded Music revenue increased by $103 million, or 8%, to $1,354 million for the three months ended June 30, 2025 from $1,251 million for the three months ended June 30, 2024.
The overall increase in Recorded Music revenue was driven by higher revenue across digital, artist services and expanded-rights and licensing, partially offset by a decrease in physical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$377	$354	$23	6%
Product costs	329	282	47	17%
Total cost of revenues	$706	$636	$70	11%
Recorded Music cost of revenues increased by $70 million, to $706 million for the three months ended June 30, 2025 from $636 million for the three months ended June 30, 2024. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 28% for each of the three months ended June 30, 2025 and June 30, 2024. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 24% for the three months ended June 30, 2025 from 23% for the three months ended June 30, 2024, driven by revenue and deal mix.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$162	$161	$1	1%
Selling and marketing expense	161	167	(6)	-4%
Distribution expense	22	25	(3)	-12%
Total selling, general and administrative expense	$345	$353	$(8)	-2%
______________________________________
(1)Includes depreciation expense of $14 million and $13 million for the three months ended June 30, 2025 and June 30, 2024, respectively.

Recorded Music selling, general and administrative expense decreased by $8 million, to $345 million for the three months ended June 30, 2025 from $353 million for the three months ended June 30, 2024. The increase in general and administrative expense was largely driven by the impact of acquisitions of $4 million, partially offset by lower non-cash stock-based compensation and other related costs of $2 million. The decrease in selling and marketing expense was driven by savings from the 2024 Strategic Restructuring Plan, a portion of which has been reinvested into the Company’s business. The decrease in distribution expense was primarily driven by revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 25% for the three months ended June 30, 2025 from 28% for the three months ended June 30, 2024.
Operating Income and Adjusted OIBDA
Recorded Music operating income decreased by $29 million to $201 million for the three months ended June 30, 2025 from $230 million for the three months ended June 30, 2024. In addition to the factors impacting Adjusted OIBDA described below, the decrease in operating income was driven by an increase in restructuring and impairment charges of $67 million compared to the prior-year quarter, which includes an impairment charge of $70 million for long-lived assets associated with certain of the Company’s non-core e-tailer operations, and higher amortization expenses of $3 million related to acquisitions of music-related assets.
Recorded Music Adjusted OIBDA increased by $40 million to $321 million for the three months ended June 30, 2025 from $281 million for the three months ended June 30, 2024, largely driven by the impact of the Copyright Settlement of $9 million in the current quarter and the $12 million impact of the DSP True-Up Payments in the prior-year quarter, as well as savings from the 2024 Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business, and favorable movements in foreign currency exchange rates. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin increased to 24% for the three months ended June 30, 2025 from 22% for the three months ended June 30, 2024 due to the factors noted above.
Music Publishing
Revenues
Music Publishing revenues increased by $31 million, or 10%, to $336 million for the three months ended June 30, 2025 from $305 million for the three months ended June 30, 2024.
The overall increase in Music Publishing revenue was driven by growth in digital, performance, synchronization and mechanical revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$208	$196	$12	6%
Total cost of revenues	$208	$196	$12	6%
Music Publishing cost of revenues increased by $12 million, or 6%, to $208 million for the three months ended June 30, 2025 from $196 million for the three months ended June 30, 2024. Expressed as a percentage of Music Publishing revenue, Music

Publishing cost of revenues decreased to 62% for the three months ended June 30, 2025 from 64% for the three months ended June 30, 2024, largely due to revenue mix.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$33	$30	$3	10%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$34	$31	$3	10%
______________________________________
(1)Includes depreciation expense of $1 million for the three months ended June 30, 2025. There was no depreciation expense for the three months ended June 30, 2024.
Music Publishing selling, general and administrative expense increased by $3 million, or 10%, to $34 million for the three months ended June 30, 2025 from $31 million for the three months ended June 30, 2024, driven by higher overhead and the impact of acquisitions. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained constant at 10% for the three months ended June 30, 2025 and June 30, 2024.
Operating Income and Adjusted OIBDA
Music Publishing operating income increased by $7 million to $60 million for the three months ended June 30, 2025 from $53 million for the three months ended June 30, 2024, driven by the same factors affecting Adjusted OIBDA discussed below, partially offset by an increase in depreciation and amortization expense of $10 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Music Publishing Adjusted OIBDA increased by $17 million, or 22%, to $96 million for the three months ended June 30, 2025 from $79 million for the three months ended June 30, 2024, primarily driven by revenue mix. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin increased to 29% for the three months ended June 30, 2025 from 26% for the three months ended June 30, 2024.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $17 million for the three months ended June 30, 2025 to $92 million from $75 million for the three months ended June 30, 2024, driven by incremental investment in technology and higher depreciation expense of $2 million driven by the core financials component of our new technology platform being placed into service.
Our Adjusted OIBDA loss from corporate expenses and eliminations remained constant at $44 million for each of the three months ended June 30, 2025 and June 30, 2024, primarily due to the operating loss factors noted above.

RESULTS OF OPERATIONS
Nine Months Ended June 30, 2025 Compared with Nine Months Ended June 30, 2024
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Revenue by Type
Digital	$2,643	$2,638	$5	—%
Physical	397	385	12	3%
Total digital and physical	3,040	3,023	17	1%
Artist services and expanded-rights	508	489	19	4%
Licensing	326	373	(47)	-13%
Total Recorded Music	3,874	3,885	(11)	—%
Performance	167	155	12	8%
Digital	599	577	22	4%
Mechanical	46	43	3	7%
Synchronization	142	129	13	10%
Other	15	11	4	36%
Total Music Publishing	969	915	54	6%
Intersegment eliminations	(4)	(4)	—	—%
Total revenues	$4,839	$4,796	$43	1%
Revenue by Geographical Location
U.S. Recorded Music	$1,565	$1,652	$(87)	-5%
U.S. Music Publishing	520	503	17	3%
Total U.S.	2,085	2,155	(70)	-3%
International Recorded Music	2,309	2,233	76	3%
International Music Publishing	449	412	37	9%
Total international	2,758	2,645	113	4%
Intersegment eliminations	(4)	(4)	—	—%
Total revenues	$4,839	$4,796	$43	1%
Total Revenues
Total revenues increased by $43 million, or 1%, to $4,839 million for the nine months ended June 30, 2025 from $4,796 million for the nine months ended June 30, 2024. Revenue growth was favorably impacted by $16 million of higher Recorded Music digital revenue from the Copyright Settlement and $4 million of higher Recorded Music digital revenue from the DSP True-Up Payments. The prior year included $75 million in Recorded Music licensing revenue from a licensing agreement extension for an artist’s catalog (the “Licensing Extension”), $43 million of incremental Recorded Music streaming revenue recognized from the DSP True-Up Payments, and $30 million of Recorded Music streaming revenue from a deal with one of the Company’s digital partners (the “Digital License Renewal”), which resulted in upfront revenue recognition for the nine months ended June 30, 2024. Revenue growth was also unfavorably impacted by the BMG Termination, which resulted in $64 million lower Recorded Music revenue compared to the nine months ended June 30, 2024, of which $24 million was in streaming revenue and $40 million was in physical revenue. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 80% and 20% of total revenues for the nine months ended June 30, 2025, respectively, and 81% and 19% of total revenues for the nine months ended June 30, 2024, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% for the nine months ended June 30, 2025, respectively, and 45% and 55% for the nine months ended June 30, 2024, respectively.
Total digital revenues after intersegment eliminations increased by $27 million, or 1%, to $3,241 million for the nine months ended June 30, 2025 from $3,214 million for the nine months ended June 30, 2024. Total streaming revenue increased 1% primarily driven by an increase in streaming revenue at Music Publishing. Total digital revenues remained constant at 67% of consolidated revenues for each of the nine months ended June 30, 2025 and June 30, 2024. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2025 were composed of U.S. revenues of $1,533 million and international revenues of $1,709 million, or 47% and 53% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2024 were composed of U.S. revenues of $1,551 million and international revenues of $1,664 million, or 48% and 52% of total digital revenues, respectively.
Recorded Music revenues decreased by $11 million to $3,874 million for the nine months ended June 30, 2025 compared to $3,885 million for the nine months ended June 30, 2024, which includes $17 million of unfavorable currency exchange fluctuations. U.S. Recorded Music revenues were $1,565 million and $1,652 million, or 40% and 43% of consolidated Recorded Music revenues, for the nine months ended June 30, 2025 and June 30, 2024, respectively. International Recorded Music revenues were $2,309 million and $2,233 million, or 60% and 57% of consolidated Recorded Music revenues for the nine months ended June 30, 2025 and June 30, 2024, respectively.
The overall decrease in Recorded Music revenue was driven by a decrease in licensing offset by increases in artist services and expanded-rights and physical revenues. Digital revenue increased by $5 million for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024, which includes an unfavorable impact of currency exchange fluctuations of $20 million, and reflects the impacts of the Copyright Settlement of $16 million and DSP True-Up Payments of $4 million in the current year and $43 million in the prior year, as well as the Digital License Renewal of $30 million and the BMG Termination of $24 million in the prior year. Revenue from streaming services decreased $4 million to $2,574 million for the nine months ended June 30, 2025 compared to $2,578 million for the nine months ended June 30, 2024, which includes the unfavorable impact of foreign currency exchange rates of $20 million, and reflects the impacts of the DSP True-Up Payments of $4 million in the current year and $43 million in the prior year, as well as the Digital License Renewal of $30 million and the BMG Termination of $24 million in the prior year. Download and other digital revenues increased by $9 million, or 15%, to $69 million for the nine months ended June 30, 2025 from $60 million for the nine months ended June 30, 2024 primarily due to the impact of the Copyright Settlement of $16 million, partially offset by the continued shift to streaming services. Licensing revenue decreased by $47 million, or 13%, primarily driven by $75 million from the Licensing Extension in the prior year. Artist services and expanded-rights revenue increased by $19 million, or 4%, attributable to higher concert promotion revenue in Europe. Physical revenue increased by $12 million, or 3%, driven by strong U.S. and international releases, including in Japan and Korea, and includes a favorable impact of foreign currency exchange rates of $2 million, partially offset by the unfavorable impact of the BMG Termination of $40 million. Top sellers for the nine months ended June 30, 2025 included ROSÉ, Bruno Mars, Teddy Swims, Linkin Park, Charli XCX, and Benson Boone.
Music Publishing revenues increased by $54 million, or 6%, to $969 million for the nine months ended June 30, 2025 from $915 million for the nine months ended June 30, 2024. U.S. Music Publishing revenues were $520 million and $503 million, or 54% and 55% of consolidated Music Publishing revenues, for the nine months ended June 30, 2025 and June 30, 2024, respectively. International Music Publishing revenues were $449 million and $412 million, or 46% and 45% of Music Publishing revenues, for the nine months ended June 30, 2025 and June 30, 2024, respectively.
The overall increase in Music Publishing revenue was attributable to increases in digital revenue of $22 million, or 4%, performance revenue of $12 million, or 8%, synchronization revenue of $13 million, or 8%, mechanical revenue of $3 million, or 7%, and other publishing revenue of $4 million. The increase in digital revenue was primarily driven by continued growth in streaming revenue. Revenue from streaming services grew by $22 million, or 4%, to $592 million for the nine months ended June 30, 2025 from $570 million for the nine months ended June 30, 2024, reflecting the impact of deal renewals, primarily in the U.S., partially offset by an unfavorable impact of foreign currency exchange rates of $2 million. The growth in performance revenue is attributable to growth from concerts, radio and live events in Europe, and the growth in synchronization revenue is attributable to the timing of other copyright infringement settlements, higher television and commercial licensing activity, and the $5 million impact of our acquisition of Tempo.
Revenue by Geographical Location
U.S. revenue decreased by $70 million, or 3%, to $2,085 million for the nine months ended June 30, 2025 from $2,155 million for the nine months ended June 30, 2024. U.S. Recorded Music revenue decreased by $87 million, or 5%, primarily driven by a decrease in licensing revenue of $67 million largely attributable to $75 million from the Licensing Extension in the prior year. The decrease in U.S. Recorded Music revenue was also attributable to lower digital and expanded-rights revenues, partially offset by growth in U.S. Recorded Music physical revenue. U.S. Recorded Music digital revenue decreased by $20 million, or 2%, which reflects lower streaming revenue of $33 million, or 3%, partially offset by higher download and other digital revenue of $13 million, or 42%. The decrease in streaming revenue is largely attributable to the impacts of the DSP True-Up Payments in both the current and prior years, as well as the BMG Termination in the prior year. The increase in download and other digital revenue is due to the impact of the Copyright Settlement of $16 million in the current year. U.S Recorded Music physical revenue increased by $4 million, or 2%, driven by strong releases in the current year as well as catalog and carryover success, partially offset by the impact of the BMG Termination. U.S. Recorded Music artist services and expanded-rights revenue decreased by $4 million, or 3%, driven by a decrease in revenue related to the exit of the Company’s non-core owned and operated media properties in the prior year in connection with the

2024 Strategic Restructuring Plan, partially offset by the impact of acquisitions. U.S. Music Publishing revenue increased by $17 million, or 3%, to $520 million for the nine months ended June 30, 2025 from $503 million for the nine months ended June 30, 2024. U.S. Music Publishing digital revenue increased by $2 million, attributable to higher streaming revenue of $2 million, or 1%, while download and other digital revenue remained constant. U.S. Music Publishing mechanical revenue increased by $2 million, or 25%. U.S. Music Publishing synchronization revenue increased by $13 million, or 17%, driven by timing of other copyright infringement settlements, higher television and commercial licensing activity and the impact of acquisitions. U.S. Music Publishing performance revenue remained constant for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024.
International revenue increased by $113 million, or 4%, to $2,758 million for the nine months ended June 30, 2025 from $2,645 million for the nine months ended June 30, 2024. Excluding the unfavorable impact of foreign currency exchange rates of $22 million, International revenue increased by $135 million, or 5%. International Recorded Music revenue increased by $76 million, driven by increases in digital revenue of $25 million, artist services and expanded-rights revenue of $23 million, licensing revenue of $20 million and physical revenue of $8 million. International Recorded Music digital revenue increased by $25 million, attributable to higher streaming revenue of $29 million which includes the impact of certain DSP True-Up Payments, the Digital License Renewal and the BMG Termination in the prior year, and a favorable impact of foreign currency exchange rates of $20 million, partially offset by lower download and other digital revenue of $4 million. International Recorded Music artist services and expanded-rights revenue increased by $23 million, primarily due to higher concert promotion revenue. International Recorded Music licensing revenue increased by $20 million, driven by higher licensing activity primarily in the U.K. and Japan, the timing of other copyright infringement settlements, and favorable foreign currency exchange rates of $1 million. International Recorded Music physical revenue increased by $8 million, driven by strength of new releases primarily in Japan, and a favorable impact of foreign currency exchange rates of $2 million, partially offset by the unfavorable impact of the BMG Termination in the prior year. International Music Publishing revenue increased by $37 million, or 9%, to $449 million for the nine months ended June 30, 2025 from $412 million for the nine months ended June 30, 2024. This was driven by increases in digital revenue of $20 million, performance revenue of $12 million driven by higher touring revenue, mechanical revenue of $1 million, and other publishing revenue of $4 million. Synchronization revenue remained constant for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024. International Music Publishing digital growth is primarily driven by streaming revenue growth of $20 million, or 9%.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$1,689	$1,627	$62	4%
Product costs	909	874	35	4%
Total cost of revenues	$2,598	$2,501	$97	4%
Artist and repertoire costs increased by $62 million, to $1,689 million for the nine months ended June 30, 2025 from $1,627 million for the nine months ended June 30, 2024. Artist and repertoire costs as a percentage of revenue increased to 35% for the nine months ended June 30, 2025 from 34% for the nine months ended June 30, 2024, primarily due to revenue mix compared to the nine months ended June 30, 2024, which included items with upfront revenue recognition without associated artist and repertoire costs, partially offset by favorable movements in currency exchange rates.
Product costs increased by $35 million, to $909 million for the nine months ended June 30, 2025 from $874 million for the nine months ended June 30, 2024. Product costs as a percentage of revenue increased to 19% for the nine months ended June 30, 2025 from 18% for the nine months ended June 30, 2024, primarily due to the impact of the Licensing Extension, revenue mix and the BMG Termination.

Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$842	$791	$51	6%
Selling and marketing expense	482	518	(36)	-7%
Distribution expense	71	75	(4)	-5%
Total selling, general and administrative expense	$1,395	$1,384	$11	1%
______________________________________
(1)Includes depreciation expense of $86 million and $77 million for the nine months ended June 30, 2025 and June 30, 2024, respectively.
Total selling, general and administrative expense increased by $11 million, to $1,395 million for the nine months ended June 30, 2025 from $1,384 million for the nine months ended June 30, 2024. Expressed as a percentage of revenue, total selling, general and administrative expense remained constant at 29% for each of the nine months ended June 30, 2025 and June 30, 2024 due to the factors noted below.
General and administrative expense increased by $51 million to $842 million for the nine months ended June 30, 2025 from $791 million for the nine months ended June 30, 2024. The increase in general and administrative expense was driven by incremental investment in technology of $20 million, higher non-cash stock-based compensation expense of $14 million, the impact of acquisitions of $7 million, and higher depreciation expense of $9 million related to technology assets being placed into service, including the core financials component of our new technology platform, partially offset by lower expenses related to transformation initiatives and related costs of $2 million, and savings from the 2024 Strategic Restructuring Plan, of which a portion has been reinvested into the Company’s business. Expressed as a percentage of revenue, general and administrative expense increased to 17% for the nine months ended June 30, 2025 from 16% for the nine months ended June 30, 2024 due to the factors noted above.
Selling and marketing expense decreased by $36 million, or 7%, to $482 million for the nine months ended June 30, 2025 from $518 million for the nine months ended June 30, 2024. Expressed as a percentage of revenue, selling and marketing expense decreased to 10% for the nine months ended June 30, 2025, from 11% for the nine months ended June 30, 2024 due to lower variable marketing spend and savings from the 2024 Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business.
Distribution expense decreased by $4 million to $71 million for the nine months ended June 30, 2025 from $75 million for the nine months ended June 30, 2024. Expressed as a percentage of revenue, distribution expense decreased to 1% for the nine months ended June 30, 2025 from 2% for the nine months ended June 30, 2024.

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

	For the Nine Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$256	$394	$(138)	-35%
Income attributable to noncontrolling interest	5	36	(31)	-86%
Net income	261	430	(169)	-39%
Income tax expense	123	120	3	3%
Income before income taxes	384	550	(166)	-30%
Other expense	48	9	39	—%
Interest expense, net	119	121	(2)	-2%
Operating income	551	680	(129)	-19%
Amortization expense	186	167	19	11%
Depreciation expense	86	77	9	12%
Restructuring and impairments	109	96	13	14%
Transformation initiatives and other related costs	54	56	(2)	-4%
Executive transition costs	4	—	4	—%
Net gain on divestitures	—	(32)	32	-100%
Non-cash stock-based compensation and other related costs	49	35	14	40%
Adjusted OIBDA	$1,039	$1,079	$(40)	-4%
Adjusted OIBDA
Adjusted OIBDA decreased by $40 million to $1,039 million for the nine months ended June 30, 2025 as compared to $1,079 million for the nine months ended June 30, 2024, largely attributable to the impact of the Copyright Settlement of $9 million in Recorded Music and the $3 million impact of the DSP True-Up Payments in the current year, and the $74 million impact of the Licensing Extension, the $23 million impact of the DSP True-Up Payments, the $12 million impact of the Digital License Renewal, and the $1 million impact of the BMG Termination in the prior year, as well as revenue mix, partially offset by savings from the 2024 Strategic Restructuring Plan, a portion of which has been reinvested in the Company’s business, and favorable movements in currency exchange rates. Expressed as a percentage of total revenue, Adjusted OIBDA margin decreased to 21% for the nine months ended June 30, 2025 from 23% for the nine months ended June 30, 2024.
Non-cash stock-based compensation and other related costs
Our non-cash stock-based compensation and other related costs increased by $14 million to $49 million for the nine months ended June 30, 2025 from $35 million for the nine months ended June 30, 2024, primarily related to issuance of additional restricted stock units and market-based performance stock units and the departure of our former CFO in the current year of $5 million.
Net gain on divestitures
There was no net gain on divestitures during the nine months ended June 30, 2025. During the nine months ended June 30, 2024, the Company recognized a pre-tax gain of $32 million in connection with the divestiture of certain sound recording and publishing rights.

Executive transition costs

    Executive transition costs were $4 million during the nine months ended June 30, 2025, which consisted of severance costs associated with the departure of our former CFO in the current year.

Transformation initiatives and other related costs
Our transformation initiatives and other related costs decreased by $2 million to $54 million for the nine months ended June 30, 2025 from $56 million for the nine months ended June 30, 2024.
Restructuring and Impairments
Our restructuring and impairment charges increased by $13 million to $109 million for the nine months ended June 30, 2025 from $96 million for the nine months ended June 30, 2024. The current year includes contract termination costs of approximately $7 million, and approximately $32 million of impairment losses related to the 2024 Strategic Restructuring Plan as well as an impairment charge of $70 million for long-lived assets associated with certain of the Company’s non-core e-tailer operations. Impairment charges recognized in connection with the 2024 Strategic Restructuring Plan during the current year primarily relate to the write-off of certain long-form audiovisual production assets and lease termination costs for office closures. The nine months ended June 30, 2024 also includes severance costs of approximately $46 million, and $50 million of impairment losses primarily related to the 2024 Strategic Restructuring Plan.
Depreciation expense
Our depreciation expense increased by $9 million to $86 million for the nine months ended June 30, 2025 from $77 million for the nine months ended June 30, 2024. This increase is primarily due to an increase in IT assets being placed into service, including the core financials component of our new technology platform.
Amortization expense
Our amortization expense increased by $19 million, or 11%, to $186 million for the nine months ended June 30, 2025 from $167 million for the nine months ended June 30, 2024. The increase is driven by incremental amortization related to acquisitions of music-related assets, partially offset by certain intangible assets becoming fully amortized.
Operating income
Our operating income decreased by $129 million to $551 million for the nine months ended June 30, 2025 from $680 million for the nine months ended June 30, 2024. The decrease in operating income was due to the same factors affecting Adjusted OIBDA discussed above, as well as higher depreciation expenses primarily due to an increase in technology assets being placed into service, including the core financials component of our new technology platform, a $32 million net gain on divestitures in the prior year and higher restructuring and impairment charges as noted above.
Interest expense, net
Our interest expense, net, decreased to $119 million for the nine months ended June 30, 2025 from $121 million for the nine months ended June 30, 2024 due to lower interest rates on variable rate debt, partially offset by the impact of the Tempo Asset-Based Notes.
Other expense
Other expense for the nine months ended June 30, 2025 primarily includes foreign currency losses on our Euro-denominated debt of $43 million, currency exchange gains on our intercompany loans of $43 million, realized gains on the sale of an investment of $29 million, and realized and unrealized gains on hedging activity of $1 million. This compares to foreign currency losses on our Euro-denominated debt of $19 million and currency exchange losses on the Company’s intercompany loans of $2 million for the nine months ended June 30, 2024.
Income tax expense
Our income tax expense increased by $3 million to $123 million for the nine months ended June 30, 2025 from $120 million for the nine months ended June 30, 2024. The increase of $3 million in income tax expense is primarily due to benefits in the prior year from the winding down of the Company’s owned and operated media properties, updated allowable costs for reported foreign derived intangible income, and no tax on non-controlling interest were partially offset by lower pre-tax income in the current year.

Net income
Net income decreased by $169 million to $261 million for the nine months ended June 30, 2025 from $430 million for the nine months ended June 30, 2024 as a result of the factors described above.
Noncontrolling interest
Income attributable to noncontrolling interest decreased by $31 million to $5 million for the nine months ended June 30, 2025 from $36 million for the nine months ended June 30, 2024, driven by lower income from non-wholly-owned subsidiaries in the current year, primarily due to the impact of the Licensing Extension in the prior year.
Business Segment Results
Revenues, operating income (loss) and Adjusted OIBDA by business segment were as follows (in millions):

	For the Nine Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Recorded Music
Revenues	$3,874	$3,885	$(11)	—%
Operating income	642	739	(97)	-13%
Adjusted OIBDA	914	965	(51)	-5%
Music Publishing
Revenues	$969	$915	$54	6%
Operating income	167	185	(18)	-10%
Adjusted OIBDA	264	247	17	7%
Corporate expenses and eliminations
Revenue eliminations	$(4)	$(4)	$—	—%
Operating loss	(258)	(244)	(14)	6%
Adjusted OIBDA loss	(139)	(133)	(6)	5%
Total
Revenues	$4,839	$4,796	$43	1%
Operating income	551	680	(129)	-19%
Adjusted OIBDA	1,039	1,079	(40)	-4%
Recorded Music
Revenues
Recorded Music revenues decreased by $11 million to $3,874 million for the nine months ended June 30, 2025 compared to $3,885 million for the nine months ended June 30, 2024, U.S. Recorded Music revenues were $1,565 million and $1,652 million, or 40% and 43% of consolidated Recorded Music revenues, for the nine months ended June 30, 2025 and June 30, 2024, respectively. International Recorded Music revenues were $2,309 million and $2,233 million, or 60% and 57% of consolidated Recorded Music revenues, for the nine months ended June 30, 2025 and June 30, 2024, respectively.
The overall decrease in Recorded Music revenue was driven by a decrease in licensing revenue, offset by increases in artist services and expanded-rights and physical revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$1,082	$1,050	$32	3%
Product costs	909	874	35	4%
Total cost of revenues	$1,991	$1,924	$67	3%
Recorded Music cost of revenues increased by $67 million, to $1,991 million for the nine months ended June 30, 2025 from $1,924 million for the nine months ended June 30, 2024. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs increased to 28% for the nine months ended June 30, 2025, from 27% for the nine months ended June 30, 2024 primarily driven by revenue mix compared to the nine months ended June 30, 2024, which included items with upfront revenue recognition without associated artist and repertoire costs, partially offset by favorable movements in currency exchange rates. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 23% for the nine months ended June 30, 2025 from 22% for the nine months ended June 30, 2024, primarily due to revenue and deal mix and the impact of the Licensing Extension in the prior year, partially offset by a favorable impact of foreign currency exchange rates in the current year.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$503	$479	$24	5%
Selling and marketing expense	461	500	(39)	-8%
Distribution expense	71	75	(4)	-5%
Total selling, general and administrative expense	$1,035	$1,054	$(19)	-2%
______________________________________
(1)Includes depreciation expense of $42 million and $39 million for the nine months ended June 30, 2025 and June 30, 2024, respectively.
Recorded Music selling, general and administrative expense decreased by $19 million, to $1,035 million for the nine months ended June 30, 2025 from $1,054 million for the nine months ended June 30, 2024. The increase in general and administrative expense was primarily due to higher non-cash stock-based compensation and other related expenses of $5 million, partially offset by the impact of acquisitions of $7 million and savings from the 2024 Strategic Restructuring Plan, a portion of which has been reinvested into the Company’s business. The decrease in selling and marketing expense was primarily due to lower variable marketing spend and savings from the 2024 Strategic Restructuring Plan. The decrease in distribution expense was primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense remained constant at 27% for each of the nine months ended June 30, 2025 and June 30, 2024.
Operating Income and Adjusted OIBDA
Recorded Music operating income decreased by $97 million to $642 million for the nine months ended June 30, 2025 from $739 million for the nine months ended June 30, 2024. In addition to the factors impacting Recorded Music Adjusted OIBDA noted below, the decrease in operating income was driven by a $17 million net gain on divestitures recognized in the prior year, $110 million of restructuring and non-cash impairment charges compared to $89 million recognized in the prior year, primarily related to an impairment charge of $70 million recognized in the current period for long-lived assets associated with certain of the Company’s non-core e-tailer operations offset with lower non-cash impairment charges recognized in connection with the 2024 Strategic Restructuring plan, higher non-cash stock-based compensation expense and other related costs of $5 million and higher depreciation expense of $3 million primarily due to an increase in IT assets being placed into service, including the core financials component of our new technology platform.
Recorded Music Adjusted OIBDA decreased by $51 million, to $914 million for the nine months ended June 30, 2025 from $965 million for the nine months ended June 30, 2024, largely attributable to the impact of the Copyright Settlement of $9 million and the $3 million impact of the DSP True-Up Payments in the current year, as well as the Licensing Extension of $74 million, the $23 million impact of the DSP True-up Payments, the Digital License Renewal of $12 million, and the $1 million impact of the BMG

Termination in the prior year, partially offset by the impact of favorable movements in foreign currency exchange rates and savings from the 2024 Strategic Restructuring Plan, of which a portion has been reinvested in the Company’s business. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin decreased to 24% for the nine months ended June 30, 2025 from 25% for the nine months ended June 30, 2024, due to the factors noted above.
Music Publishing
Revenues
Music Publishing revenues increased by $54 million, or 6%, to $969 million for the nine months ended June 30, 2025 from $915 million for the nine months ended June 30, 2024. U.S. Music Publishing revenues were $520 million and $503 million, or 54% and 55% of consolidated Music Publishing revenues, for the nine months ended June 30, 2025 and June 30, 2024, respectively. International Music Publishing revenues were $449 million and $412 million, or 46% and 45% of consolidated Music Publishing revenues, for the nine months ended June 30, 2025 and June 30, 2024, respectively.
The overall increase in Music Publishing revenue was driven by growth across digital, performance, synchronization, mechanical and other publishing revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$612	$582	$30	5%
Total cost of revenues	$612	$582	$30	5%
Music Publishing cost of revenues increased by $30 million, or 5%, to $612 million for the nine months ended June 30, 2025 from $582 million for the nine months ended June 30, 2024. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 63% for the nine months ended June 30, 2025 from 64% for the nine months ended June 30, 2024.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$98	$90	$8	9%
Selling and marketing expense	3	1	2	—%
Total selling, general and administrative expense	$101	$91	$10	11%
______________________________________
(1)Includes depreciation expense of $4 million and $2 million for the nine months ended June 30, 2025 and June 30, 2024, respectively.
Music Publishing selling, general and administrative expense increased to $101 million for the nine months ended June 30, 2025 from $91 million for the nine months ended June 30, 2024. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained constant at 10% for the nine months ended June 30, 2025 and June 30, 2024.
Operating Income and Adjusted OIBDA
Music Publishing operating income decreased by $18 million to $167 million for the nine months ended June 30, 2025 from $185 million operating income for the nine months ended June 30, 2024 largely due to the factors that impacted Music Publishing Adjusted OIBDA noted below, as well as a $14 million net gain on a divestiture recognized in the prior year.

Music Publishing Adjusted OIBDA increased by $17 million to $264 million for the nine months ended June 30, 2025 from $247 million for the nine months ended June 30, 2024. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin remained constant at 27% for the nine months ended June 30, 2025 and June 30, 2024, primarily driven by revenue mix and the impact of acquisitions.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $14 million to $258 million for the nine months ended June 30, 2025 from $244 million for the nine months ended June 30, 2024, primarily due to incremental investment in technology of $20 million compared to the prior year, higher non-cash stock-based compensation and other related expenses of $8 million, executive transition costs of $4 million and higher depreciation expense of $4 million, partially offset by lower expenses related to transformation initiatives and related costs of $2 million and lower restructuring and impairment charges associated with the 2024 Strategic Restructuring Plan.
Our Adjusted OIBDA loss from corporate expenses and eliminations increased by $6 million to $139 million for the nine months ended June 30, 2025 from $133 million for the nine months ended June 30, 2024 primarily due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at June 30, 2025
At June 30, 2025, we had $4.363 billion of debt (which is net of $38 million of premiums, discounts and deferred financing costs), $527 million of cash and equivalents (net debt of $3.836 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $589 million of Warner Music Group Corp. equity. This compares to $4.014 billion of debt (which is net of $34 million of premiums, discounts and deferred financing costs), $694 million of cash and equivalents (net debt of $3.320 billion) and $518 million of Warner Music Group Corp. equity at September 30, 2024.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the nine months ended June 30, 2025 and June 30, 2024 are unaudited and have been derived from our condensed consolidated interim financial statements included elsewhere herein.

	Nine Months Ended June 30,
	2025	2024
Cash provided by (used in):
Operating activities	$447	$450
Investing activities	(273)	(201)
Financing activities	(344)	(280)
Operating Activities
Cash provided by operating activities was $447 million for the nine months ended June 30, 2025 as compared with cash provided by operating activities of $450 million for the nine months ended June 30, 2024. The $3 million decrease in cash provided by operating activities was largely a result of movement within working capital.
Investing Activities
Cash used in investing activities was $273 million for the nine months ended June 30, 2025 as compared with cash used in investing activities of $201 million for the nine months ended June 30, 2024. The $273 million of cash used in investing activities in the nine months ended June 30, 2025 consisted of $46 million relating to investments and acquisitions of businesses, $152 million to acquire music-related assets and $111 million relating to capital expenditures, partially offset by $36 million of proceeds from the sale of investments. The $201 million of cash used in investing activities in the nine months ended June 30, 2024 consisted of $26 million relating to investments and acquisitions of businesses, $123 million to acquire music-related assets, and $83 million relating to capital expenditures, partially offset by $19 million of proceeds from divestitures and $12 million of proceeds from the sale of investments.
Financing Activities
Cash used in financing activities was $344 million for the nine months ended June 30, 2025 as compared with cash used in financing activities of $280 million for the nine months ended June 30, 2024. The $344 million of cash used in financing activities for the nine months ended June 30, 2025 consisted of dividends paid of $283 million, payment of deferred consideration of $23 million, distributions to noncontrolling interest holders of $8 million, taxes paid related to net share settlement of restricted stock units and common stock of $19 million, common stock repurchased and retired of $3 million, repayment of the Term Loan Mortgage of $1 million and other financing activity of $7 million. The $280 million of cash used in financing activities for the nine months ended June 30, 2024 consisted of dividends paid of $267 million and distributions to noncontrolling interest holders of $6 million, taxes paid related to net share settlement of restricted stock units and common stock of $5 million and deferred financing costs paid of $2 million.
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

Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BBB- in August 2024 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba1 in March 2025 with a positive outlook updated in March 2025. In September 2024, Fitch assigned us a BBB- long-term credit rating with a stable outlook. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.1% as of June 30, 2025. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
Repurchase Program
On November 14, 2024, the Company’s board of directors authorized a new $100 million share repurchase program (the “Share Repurchase Program”), which is intended to offset dilution from the Omnibus Incentive Plan. The $100 million share repurchase authorization does not obligate the Company to purchase any shares and the Share Repurchase Program does not have a fixed expiration date. As of June 30, 2025, approximately $97 million of the $100 million share repurchase authorization remained available.
The Company repurchased and retired 20,000 shares for $1 million during the three months ended June 30, 2025. The Company repurchased and retired 80,383 shares for $3 million during the nine months ended June 30, 2025.
Existing Debt as of June 30, 2025
As of June 30, 2025, our long-term debt was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2031	1,295
2.750% Senior Secured Notes due 2028	381
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031	522
3.000% Senior Secured Notes due 2031	800
Mortgage Term Loan due 2033	17
Total debt, including the current portion	4,090
Premium less unamortized discount and unamortized DFCs	(29)
Total Acquisition Corp. long-term debt, including the current portion, net	$4,061
Tempo Asset-Based Notes due 2050	311
Unamortized discount	(9)
Total asset-based long-term debt, including the current portion, net (b)	$302
Total long-term debt, including the current portion, net	$4,363
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility with no letters of credit outstanding at June 30, 2025. There were no loan outstanding under the Revolving Credit Facility at June 30, 2025.
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
On May 16, 2025, the Company’s board of directors declared a cash dividend of $0.18 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on June 3, 2025. The Company paid an aggregate of approximately $94 million and $283 million, or $0.18 and $0.54 per share, in cash dividends to stockholders and participating security holders for the three and nine months ended June 30, 2025, respectively.
On August 7, 2025, the Company’s board of directors declared a cash dividend of $0.19 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on September 3, 2025 to stockholders of record as of the close of business on August 20, 2025.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of June 30, 2025.
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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended June 30, 2025, for the twelve months ended June 30, 2024 and for the three months ended June 30, 2025 and June 30, 2024. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended June 30, 2025. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Net Income (loss)	$309	$584	$(16)	$141
Income tax expense	126	178	5	30
Interest expense, net	159	157	43	40
Depreciation and amortization	355	323	96	80
Net gains on divestitures and sale of securities	(29)	(42)	—	(1)
Restructuring costs (a)	96	61	3	2
Net foreign exchange losses (gains) (b)	140	(17)	142	(2)
Transaction costs	6	8	3	2
Business optimization expenses (c)	96	98	23	27
Non-cash stock-based compensation expense (d)	67	35	16	10
Other non-cash charges (e)	102	56	72	1
Unrestricted subsidiary income (loss)	(10)	—	(6)	—
Pro forma impact of cost savings initiatives and specified transactions (f)	302	113	75	22
Adjusted EBITDA	$1,719	$1,554	$456	$352
Senior Secured Indebtedness (g)	$3,551
Leverage Ratio (h)	2.07x
______________________________________
(a)Reflects severance costs and other restructuring related expenses, including those related to the 2024 Strategic Restructuring Plan as well as the Executive Transition Costs in both the current and prior year.
(b)Reflects unrealized losses (gains) due to foreign exchange on our Euro-denominated debt, losses (gains) from foreign currency forward exchange contracts and intercompany transactions.
(c)Reflects costs associated with our transformation initiatives and technology system updates, which includes costs of $19 million and $74 million related to our finance transformation for the three and twelve months ended June 30, 2025, respectively, as well as $18 million and $70 million for the three and twelve months ended June 30, 2024, respectively.
(d)Reflects non-cash stock-based compensation expense related to the Omnibus Incentive Plan.
(e)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market adjustment of equity investments, investment losses (gains) and non-cash impairment losses resulting from the 2024 Strategic Restructuring Plan as well as an impairment charge of $70 million for long-lived assets associated with certain of the Company’s non-core e-tailer operations recognized in the current period.
(f)Reflects expected savings resulting from transformation initiatives, including the 2025 Restructuring Plan, the 2024 Strategic Restructuring Plan, and the 2023 Restructuring Plan, as well as the pro forma impact of certain specified transactions for the three and twelve months ended June 30, 2025. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $168 million increase in the twelve months ended June 30, 2025 Adjusted EBITDA.
(g)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $4.061 billion less cash of $510 million, which excludes cash held at Tempo, an unrestricted subsidiary.
(h)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of June 30, 2025 not exceeding $750 million in accordance with the Sixth Revolving Credit Agreement Amendment. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $140 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $140 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein. In connection with the acquisition of Tempo, the acquired entity was designated as an unrestricted subsidiary, and therefore net income and Adjusted EBITDA do not include the results of Tempo, and the Asset-Based Notes issued by a subsidiary of Tempo are not included in our indebtedness for purposes of calculating the Leverage Ratio.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 17 to our audited consolidated financial statements for the fiscal year ended September 30, 2024, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2025, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2024.
Foreign Currency Risk
Within our global business operations, we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Mexican Peso, Norwegian krone, and Polish Zloty and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset fluctuations in the Euro. As of June 30, 2025, the Company had outstanding foreign currency forward exchange contracts for the sale of $197 million and the purchase of $124 million of foreign currencies at fixed rates. Subsequent to June 30, 2025, certain of our foreign exchange contracts expired and were not replaced.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2025, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $7 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are used to manage foreign currency exchange rate risk, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $4.401 billion of principal debt outstanding at June 30, 2025, of which $1.312 billion was variable-rate debt and $3.089 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At June 30, 2025, 70% of the Company’s debt was at a fixed rate. In addition, as of June 30, 2025, we have the option under our floating rate loans under the Senior Term Loan Facility to select a one, three or six month Term SOFR.
Based on the level of interest rates prevailing at June 30, 2025, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $4.217 billion. Further, as of June 30, 2025, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $31 million or increase the fair value of the fixed-rate debt by approximately $32 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
The Company previously started a multi-year implementation to upgrade our information technology and finance infrastructure, including related systems and processes. The upgrades are designed to enhance our financial records and the flow of financial information, improve data analysis and accelerate our financial reporting. The deployment of our new technology platform is currently being implemented using a wave-based approach. As of June 2025, the Company has completed the launch of the core financials component of our new technology platform for the Music Publishing segment as well as various Recorded Music territories. The Company will continue to roll out this component and additional components of the Enterprise Resource Planning (“ERP”) system in phases across our organization.
In connection with this ERP implementation, the Company has updated our internal controls over financial reporting, as necessary, to allow for modifications to our business processes and accounting procedures. As the wave-based implementation of our new technology platform continues, the Company will continue to change its processes and procedures which, in turn, could result in further changes to our internal controls over financial reporting. As such changes occur, the Company will evaluate whether such changes materially affect our internal control over financial reporting.

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
Changes in Internal Control over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting that occurred during the three and nine months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s Class A common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2025	20,000	$29.50	20,000	$97
May 2025	—	—	—	97
June 2025	—	—	—	97
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On August 5, 2025 (the “Closing Date”), Warner Music Inc. (“WMG”), a wholly owned subsidiary of the Company, entered into a Unit Purchase Agreement (the “Agreement”) by and among WMG, TenThousand Projects Holdings LLC (“10K Projects”), TenThousand Projects, LLC (“Seller”) and certain other parties thereto, pursuant to which WMG acquired from Seller, all of the common units of 10K Projects not already directly or indirectly owned by WMG (the “10K Units”), representing 49% of the issued and outstanding equity interests of 10K Projects.
The aggregate contractually agreed consideration for the 10K Units is $165 million, subject to contractual adjustments, payable by WMG in two installments. The first installment will be satisfied by a cash payment of $40 million (of which $30 million was paid on the Closing Date and $10 million will be paid on or about December 1, 2025) and issuance on the Closing Date of 1,416,666 shares of Class A Common Stock, the number of which was determined by dividing $42.5 million by $30 per share. The second installment is payable on the first anniversary of the Closing Date and will be satisfied, at the sole discretion of WMG, either by the issuance of 2,750,000 shares of Class A Common Stock, the number of which was determined by dividing $82.5 million by $30 per share, or in cash for an amount determined by multiplying 2,750,000 shares by the share price on the trading day immediately preceding issuance.

The Class A Common Stock issued pursuant to the Agreement will be governed by lock-up periods, subject to certain exceptions, which will begin on the date of issuance and end (i) in respect of 1,416,666 shares of the Class A Common Stock issued on the Closing Date, on March 1, 2026 and (ii) in respect of the 2,750,000 shares of Class A Common Stock issued at the first anniversary of the Closing Date, on the date that is the second anniversary of the Closing Date.
The Class A Common Stock issued pursuant to the Agreement will be sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act, in a transaction not involving a public offering.

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

Exhibit Number	Exhibit Description
10.1*†	Mutual Separation Agreement and Release, dated May 5, 2025, between Warner Music Inc. and Bryan Castellani
10.2*†	Employment Agreement, dated April 10, 2025, between Warner Music Inc. and Armin Zerza
10.3*††
Master Operations and Economics Agreement by and among BCSS W JV Investments (B), L.P., WMG BC Holdco LLC, Beethoven JV 1, LLC, Beethoven Holdings 1, LLC, Beethoven Financing 1, LLC and WMG Acquisition Corp.

10.4*††	Amended and Restated Limited Liability Company Agreement of Beethoven JV 1, LLC
10.5*††	Credit and Security Agreement among Beethoven Financing 1, LLC, Beethoven Holdings 1, LLC, Fifth Third Bank National Association, Goldman Sachs Bank USA and The Bank of New York Mellon
10.6*††
First Amendment to Credit and Security Agreement among Beethoven Financing 1, LLC, Beethoven Holdings 1, LLC, Fifth Third Bank National Association, Goldman Sachs Bank USA and The Bank of New York Mellon

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
††    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 7, 2025

WARNER MUSIC GROUP CORP.

By:	/s/ ROBERT KYNCL
Name: Title:	Robert Kyncl Chief Executive Officer (Principal Executive Officer)

By:	/s/ ARMIN ZERZA
Name: Title:	Armin Zerza Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)