Form 10-K
period 2025-09-30
Warner Music Group Corp.
filed 2025-11-20
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.5 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. Shares of the registrant’s common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of November 14, 2025, there were 147,022,746 shares of Class A Common Stock and 375,380,313 shares of Class B Common Stock of the registrant outstanding. The registrant has filed all Exchange Act reports for the preceding 12 months.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 30, 2025.

WARNER MUSIC GROUP CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms or the negative thereof. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include, without limitation, our ability to compete in the highly competitive markets in which we operate, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music, including through new distribution channels and formats to capitalize on the growth areas of the music entertainment industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music entertainment industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, our success in limiting piracy, the growth of the music entertainment industry and the effect of our and the industry’s efforts to combat piracy on the industry, our intention and ability to pay dividends or repurchase or retire our outstanding equity, debt or notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, our ability to fund our future capital needs and the effect of litigation on us.
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
•risks associated with the development and use of artificial intelligence (“AI”);
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
Our Company
We are one of the world’s leading music entertainment companies. Our renowned family of iconic record labels, including Atlantic Records, Warner Records, Elektra Records and Parlophone Records, is home to many of the world’s most popular and influential recording artists. In addition, Warner Chappell Music, our global music publishing business, boasts an extraordinary catalog that includes timeless standards and contemporary hits, representing works by over 190,000 songwriters and composers, with a global collection of more than two million musical compositions. Our entrepreneurial spirit and passion for music has driven our recording artist and songwriter focused innovation for decades.
Our Recorded Music business, home to superstar recording artists such as Ed Sheeran, Bruno Mars, Cardi B and Dua Lipa, generated $5.408 billion of revenue in fiscal 2025, representing 81% of total revenues. Our Music Publishing business, which includes esteemed songwriters such as Twenty One Pilots, Lizzo and Katy Perry, generated $1.306 billion of revenue in fiscal 2025, representing 19% of total revenues. We benefit from the scale of our global platform and our local focus.
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
Since acquiring the Company, Access has focused on revenue growth and increasing operating margins and cash flow combined with financial discipline. Looking past more than a decade of music entertainment industry transitions, Access and the Company foresaw the opportunities that streaming presented for music. Over the last twelve years, Access has consistently backed the Company’s bold expansion strategies through organic A&R as well as acquisitions. These strategies include investing more heavily in recording artists and songwriters, growing the Company’s global reach, augmenting its streaming expertise, and overhauling its systems and technological infrastructure.
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
Consumer Trends and Demographics
Consumers today engage with music in more ways than ever. Despite global streaming revenue growth slowing down in 2024, there are positive signs of continued growth. According to Media Insights and Decisions in Action (“MIDiA”), 19% of consumers who have never subscribed to any streaming service would consider doing so in the future. The largest increase in free streaming subscribers in recent years has been among those aged 45-54 and those over 55. According to MIDiA, that demographic is most likely to have disposable income, allowing for the strongest conversion rate among the age groups. In addition, while most audio formats saw fluctuations in growth year after year, streaming music continued to grow and surpassed radio at the beginning of 2025. Lastly, according to the International Federation of the Phonographic Industry (“IFPI”), vinyl saw its eighteenth consecutive year of growth in 2024, generating over $1.8 billion in global revenue. From 2020 to 2024, global vinyl revenue grew at a CAGR of 21%. A notable trend is that four of the top five albums on the IFPI Global Vinyl Album Chart were all released in 2024, which shows an increasing interest in new, frontline records year-over-year.

The music industry is currently focused on developing more effective strategies to monetize super fans. As defined by Luminate, “super fans” engage with music in five or more ways, such as by attending live performances or subscribing to fan groups. According to Luminate’s 2024 Year-End Music Report, the rise of super fans in the United States grew from 18% in 2023 to 20% in 2024. While super fans only comprise one-fifth of the total audience, they are a highly valuable source of revenue for the music industry. For example, 73% of super fans purchase physical merchandise and super fans spend 105% more than the average music listener.
Recorded Music
The recorded music industry generated $29.6 billion in global revenue in 2024, according to IFPI, which represents a year-over-year increase of 4.8%, marking the tenth consecutive year of growth. According to IFPI, global recorded music revenue has grown at a CAGR of 10.6% since 2020.
IFPI measures the recorded music industry on a global scale based on five revenue categories: streaming, downloads and other digital (excluding streaming), physical, synchronization and performance rights. Streaming is the largest of these categories, generating $20.4 billion of revenue in 2024, representing 69% of global recorded music revenue. Within streaming, subscription audio streams generated approximately 74% of revenue, or $15.2 billion, with the remainder of streaming revenue coming from ad-supported audio streams and video streams, which generated 26% of revenue, or $5.2 billion. Overall, streaming grew by 7.3% in 2024 as compared to 2023. Physical represented approximately 16.4% of global recorded music revenue in 2024. Performance rights revenue represents the use of recorded music by broadcasters and public venues, and represented approximately 9.7% of global recorded music revenue in 2024. Downloads and other digital revenue represented approximately 2.8% of global recorded music revenue in 2024. Synchronization revenue is generated from the use of recorded music in advertising, film, video games and television content, and represented 2.2% of global recorded music revenue in 2024.

Global Recorded Music Industry Revenues 2020 to 2024 ($ in billions)
10.6%
$0.4
$2.1
$3.6
$1.1
$12.6
$0.5
$2.3
$4.2
$1.0
$15.5
$0.6
$2.5
$4.4
$0.9
$17.3
$0.6
$2.7
$5.0
$0.9
$19.0
$0.6
$2.9
$4.8
$0.8
$20.4
2020
2021
2022
2023
2024
Streaming
Downloads & other digital
Physical
Performance rights
Synchronisation
CAGR

Source: IFPI
We believe the following secular trends will continue to drive growth in the recorded music industry:
Streaming Still in Early Stages of Global Adoption and Penetration
According to IFPI, global paid music streaming subscribers totaled 752 million at the end of 2024. While this represents an increase of 10.6% from 680 million in 2023, it represents around 9.5% of the population across IFPI reported markets. It also represents a small fraction of the user base for large, globally scaled digital services such as Facebook, which reported 3.5 billion daily active users as of September 2025, and YouTube, which reported over 2.7 billion monthly active users as of October 2025. Additionally, Instagram reported 2.0 billion monthly active users as of October 2025, while TikTok reported 1.6 billion monthly active users as of October 2025. Total on-demand streaming (audio) reached 697 billion streams in the United States in 2025, up 4.6% from 2024 according to Luminate.
The potential of global paid streaming subscriber growth is demonstrated by the penetration rates in early adopter markets. Approximately 67% of the population in Sweden, where Spotify was founded, was estimated to be paid music subscribers in 2025, according to Goldman Sachs. This compares to approximately 57%, 50% and 41% for established markets such as the United States, United Kingdom and Germany, respectively. There also remains substantial opportunity in emerging markets, such as Brazil and India, where paid streaming penetration is low compared to developed markets. According to Goldman Sachs, paid streaming penetration for Brazil and India in 2025 was estimated to be 19% and 3%, respectively.
China, in particular, represents a substantial growth market for the recorded music industry. Digital music monetization models, including paid streaming and virtual gifting (which refers to the purchase of a digital, non-durable, non-physical item (e.g., an emoji) that is delivered to another person often during a live karaoke performance), created the foundation for the recorded music industry to overcome piracy and generate revenue in China. According to Goldman Sachs, paid streaming models are at an early stage in China, with an estimated 18% paid streaming penetration rate in 2025. Despite its substantial population, China was the world’s fifth-largest music market in 2024, having only broken into the top 10 in 2017.
Opportunities for Improved Streaming Pricing
In addition to paid subscriber growth, we believe that, over time, streaming revenues will increase due to pricing increases as the broader market further develops. For example, in 2025, Spotify increased the price of its premium individual tier in multiple markets across South Asia, the Middle East, Africa, Europe, Latin America, and the Asia-Pacific region. In 2025, YouTube increased the prices of its individual and family plan tiers on both YouTube Premium and YouTube Music in Europe. In 2024, Amazon Music Unlimited increased the prices of both its individual and family subscription plans in the United States, Canada and the United Kingdom. We believe the value proposition that streaming provides to consumers supports premium product initiatives.
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
AI is a transformative technology, introducing both substantial value creation opportunities and material risks for the music industry. It has the potential to unlock significant value through the licensing of music catalogs to train ethical AI models and by enhancing artist-fan relations. AI-powered tools are also unlocking new efficiencies across the value chain, such as by generating code, streamlining marketing, and enhancing the precision of A&R discovery.
AI also presents certain risks, including the unauthorized use of copyright-protected catalogs, and the unauthorized use of the images, voices or visual likeness of artists to train AI models. The use of AI models to produce unauthorized deepfakes of artists may result in works that compete with human-created content, and the proliferation of such AI-generated material could lead to market saturation and a consequent devaluation of human-created music. Additionally, AI-driven streaming fraud may impact compensation for artists, songwriters and rightsholders. As a proactive measure, WMG and other major music rightsholders are collaborating with technology platforms, such as Spotify, to establish a responsible, artist-first framework for AI development.
Music Publishing
Music publishing involves the acquisition of rights to, and the licensing of, musical compositions (as opposed to sound recordings) from songwriters, composers or other rights holders. Music & Copyright classifies music publishing revenues based on four main royalty sources: digital, mechanical, performance, and synchronization. According to Music & Copyright, the music publishing industry generated $9.9 billion in global revenue in 2024, representing an approximate 9.2% increase from $9.0 billion in 2023 (following an increase in global music publishing revenues of 10.9% from 2022 to 2023).

Global Music Publishing Industry Revenues 2020 to 2024 ($ in billions)

13.9%
$5.9
$6.9
$8.1
$9.0
$9.9
2020
2021
2022
2023
2024
CAGR

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
In 2022, the CRB commenced the process of determining the royalty rates and terms for the mechanical reproduction of musical compositions in the United States for 2023 through 2027 (the “Phonorecords IV Proceeding”). In advance of trial, the National Music Publishers’ Association, the Nashville Songwriters Associations International and the Digital Media Association announced a settlement regarding the U.S. mechanical streaming rates for 2023 through 2027. In December 2022, the CRB published final regulations adopting those headline rates, which escalate from 15.1% of total music revenue in 2023 to 15.2% in 2024 and then a half-of-a-tenth-of-a-percentage-point increase in each of the remaining three years, peaking at 15.35% in 2027. Other significant components of the rate formulae for digital phonorecords, which serve as alternatives to the percent of revenue rates, also increased, including the per-subscriber minimums and the percentage of “Total Content Cost (TCC)” calculations referencing amounts that music service licensees pay to record labels. Also as part of the Phonorecords IV Proceeding, beginning on January 1, 2023, the mechanical royalty rates for physical phonorecords and permanent downloads increased to $0.12 per copy or $0.0231 per minute of playing time or fraction thereof, and include inflation-based adjustments for subsequent years of the rate period.

European Union Copyright Directive. In 2019, the European Union (“EU”) passed legislation which will rein in safe harbors from liability for copyright infringement and rebalance the online marketplace to ensure that rightsholders and recording artists are remunerated fairly when their music is shared online by user-uploaded content services such as YouTube.
Our Competitive Strengths
Differentiated Platform of Scale with Top Industry Position. With over $5.4 billion in annual recorded music revenues, over half of which are generated outside of the United States, we believe our platform is differentiated by the scale, reach and broad appeal of our music. Our collection of owned and controlled recordings and musical compositions, spanning a large variety of genres and geographies over many decades, cannot be replicated.
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
Strong Financial Profile with Continued Growth, Operating Leverage and Free Cash Flow Generation. For fiscal year 2023 through fiscal year 2025, we have grown as-reported revenues at a CAGR of 5% driven by secular tailwinds, organic reinvestment in A&R and strategic acquisitions. For our fiscal year 2025, our business generated net income and Adjusted EBITDA of $370 million and $1.752 billion, respectively, implying an Adjusted EBITDA margin of approximately 26%. We believe our financial profile provides a strong foundation for our continued growth.
Well-Positioned to Benefit from Growth in the Global Music Market Driven by Streaming. The music entertainment industry has undergone a transformation in the consumption and monetization of content towards streaming over the last several years. According to the IFPI, from 2020 through 2024, global recorded music revenue grew at a CAGR of 10.6%, with streaming revenue growing at a CAGR of 13% and increasing as a percentage of global recorded music revenue from 67% to 69% over the same period. By comparison, from fiscal year 2020 to fiscal year 2024, our recorded music streaming revenue grew at a CAGR of 9% and increased as a percentage of our total recorded music revenues from 63% to 66%. We believe our innovation-focused operating strategy with an emphasis on genres that over-index on streaming platforms (e.g., hip-hop and pop) has consistently allowed our digital revenue growth to keep pace with the market, highlighted by our becoming the first major music entertainment company to report that our streaming revenue was the largest source of recorded music revenue in 2016.
The growth of streaming services has not only improved the discoverability and personalization of music, but has also increased consumer willingness to pay for seamless convenience and access. We believe consumer adoption of paid streaming services still has significant potential for growth. For example, according to Goldman Sachs, in 2025, approximately 67% of internet users in Sweden, an early adopter market, were paid music subscribers. This illustrates the opportunity to drive long-term growth by increasing penetration of paid subscriptions throughout the world, including important markets such as the United States, Japan, Germany, the United Kingdom and France, where paid subscriber levels are lower. Our catalog and roster of recording artists and songwriters, including our strengths in hip-hop and pop music, position us to benefit as streaming continues to grow. We also believe our diversified catalog of evergreen music amassed over many decades will prove advantageous as demographics evolve from younger early adopters to a wider demographic mix and as digital music services target broader audiences.
Established Presence in Growing International Markets, Including China. We believe we will continue to benefit from the growth in international markets due to our local A&R focus, as well as our local and global marketing and distribution infrastructure that includes a network of subsidiaries, affiliates, and non-affiliated licensees and sub-publishers. We are developing local talent to achieve regional, national and international success. We have expanded our global footprint over time by acquiring independent recorded music and music publishing businesses, catalogs and recording artist and songwriter rosters in China, Indonesia, Poland, and South Africa, among other markets. In addition, we have increased organic investment in heavily populated emerging markets by, for example, launching Warner Music Middle East, our recorded music affiliate covering multiple markets across the Middle East and North Africa (“MENA”) with a total population of approximately 502 million people, by acquiring Qanawat, one of the largest independent distributors in MENA, and by investing in Rotana, one of the leading independent labels in MENA.

With every region around the world at different stages in transitioning to digital formats, we believe establishing creative hubs by opening new regional offices and partnering with local players will achieve our objective of building local expertise while delivering maximum global impact for our recording artists and songwriters. For example, in 2021, we acquired one of South Africa’s leading independent music labels, Coleske, and music from this influential label’s recording artists and songwriters will join our repertoire and receive the support of our wide-ranging global expertise, including distribution and artist services.
Experienced Leadership Team and Committed Strategic Investor. Our management team has successfully designed and implemented our business strategy, delivering strong financial results, releasing an increasing flow of new music and establishing a dynamic culture of innovation. At the same time, our management team has driven an increase in operating margins and cash flow through an improved revenue mix to higher-margin digital platforms and overhead cost management, while maintaining financial flexibility to both organically invest in the business and pursue strategic acquisitions to diversify our revenue mix. We’ve added key new members to our management team, including our CEO, Robert Kyncl, who joined us from YouTube where he served as Chief Business Officer, and our CFO, Armin Zerza, who joined us from Activision Blizzard where he served as CFO, who together bring fresh perspectives from their tech and entertainment backgrounds to further enhance and evolve our business strategy. Our Recorded Music and Music Publishing businesses continue to be led by entrepreneurial and creative individuals with extensive experience in discovering and developing recording artists and songwriters and managing their creative output on a global scale. In addition, we have benefited, and expect to continue to benefit, from our acquisition by Access in July 2011, which has provided us with strategic direction, M&A and capital markets expertise and planning support to help us take full advantage of the ongoing transition in the music entertainment industry.
Expertise in Strategic Acquisitions and Investments That Expand Our Business. Since Access became our controlling shareholder in 2011, we have completed a number of strategic acquisitions. The acquisition of PLG in 2013 significantly strengthened our worldwide roster, global footprint and executive talent, particularly in Europe; the acquisition of Spinnin’ Records in 2017 added one of the world’s leading independent electronic music companies; the acquisition of 300 Entertainment in 2022 strengthened and diversified our roster by adding a hip-hop focused label; and our joint venture with 10K Projects in 2023 and subsequent acquisition of the remaining interest in 2025 brought a new roster and next generation team into the fold. Also, in addition to our commercial arrangements with digital music services, we opportunistically invest in some of those services as well as other companies in our industry, including a minority equity stake in Deezer, a French digital music service in which Access owns a controlling equity interest. In July 2025, we announced a joint venture with Bain Capital (the “Beethoven JV”) that will allow us to leverage third-party capital, capabilities, and resources to expand our buying power and accelerate our M&A initiatives. Acquiring and investing in businesses that are highly complementary to our existing portfolio further enables us to potentially derive incremental and new revenue streams from different business models in new markets.
Our Growth Strategies
Our strategy is centered around three key priorities: growing our market share, growing the value of music, and increasing efficiency.
In an effort to grow our global market share, we attract, develop and retain recording artists and songwriters at all stages of their careers, strategically invest in high-potential markets, expand our global presence with investment in nascent markets, and pursue compelling M&A opportunities. We also prioritize growing the value of music through collaborative commercial innovation with our digital distribution partners and contractual terms that align with the growth in the music industry. Finally, we have taken steps to optimize our organization by realigning our structure and leveraging technology to enhance efficiency and global impact.
Attract, Develop and Retain Recording Artists and Songwriters at all Stages of Their Careers. A critical component of our global strategy is to produce an increasing flow of new music by discovering, developing and retaining recording artists and songwriters who achieve long-term success. Since 2011, our annual new releases have grown significantly and our catalog of musical compositions has increased to more than two million. We expect to enhance the value of our repertoire by continuing to attract and develop new recording artists and songwriters with staying power and market potential. Our A&R teams seek to sign talented recording artists and songwriters who will generate meaningful revenues and increase the enduring value of our catalog. We have also made meaningful investments in technology to further expand our A&R capabilities in a rapidly changing music environment. In 2018, we acquired Sodatone, an advanced A&R tool that uses streaming, social and touring data to help track early predictors of success. When combined with the strength of our current ability to identify creative talent, we expect this to elevate our ability to scout and sign breakthrough recording artists and songwriters. In addition, we anticipate that investment in, or commercial relationships with, technology companies will enable us to tailor our marketing efforts for established recording artists and songwriters by gaining valuable insight into consumer reactions to new releases. We regularly evaluate our recording artist and songwriter rosters to ensure that we remain focused on developing the most promising and profitable talent and are committed to maintaining financial discipline in the negotiation of our agreements with recording artists and songwriters.

Strategically Invest in Markets with the Most Attractive Opportunities. While the emergence of streaming has already transformed the music entertainment industry, there are significant opportunities for growth in both developed markets and markets largely untapped by the adoption of paid streaming subscriptions. Some of our largest markets, such as the United States, Germany, United Kingdom and France, still lag Nordic countries in penetration of paid subscriptions and have room for future growth. We have conducted rigorous analyses across the globe to assess each market’s repertoire value, both in terms of local growth and global exportability. As a result, we will continue to dedicate meaningful resources to strategically important markets and genres, including leveraging our A&R and marketing expertise and using data to more effectively target our marketing efforts. Such markets include China and Brazil, that both have large populations with relatively high smartphone penetration, and where we are well placed to benefit from streaming tailwinds over the next several years with our local presence and extensive catalog. Our portfolio-driven approach and return-focused capital allocation strategy provide us with a proprietary playbook on how to impactfully drive additional revenue, profitability and market share.
Expand Global Presence with Investment in Nascent Markets. We recognize that music is inherently local in nature, shaped by people and culture. IFPI reported that three of the seven distinct music regions in the world saw growth in excess of 20% in 2024, with MENA being the fastest growing region. One of our vital business functions is to help our recording artists and songwriters solve the complexities associated with a fragmented, global market with diverse musical tastes. We have found that investment in local music provides an opportunity to better understand these nuances, and we have made it a strategic priority to seek out investment opportunities in emerging markets. These investments are made with the purpose of increasing our understanding of local market dynamics and popularizing our current roster of recording artists and songwriters around the world.
Pursue Acquisitions to Enhance Asset Portfolio and Accelerate Long-Term Growth. Strengthening and expanding our global footprint through acquisitions enables us to accelerate growth and increase our market share. We also build upon our core competencies with additive and ancillary capabilities. We plan to accelerate our acquisition strategy, including through the Beethoven JV, which will allow for the purchase of up to $1.2 billion of catalogs across Recorded Music and Music Publishing. The Beethoven JV will leverage third-party capital to expand our buying power, accelerating our M&A initiatives, while also providing us with additional rights, revenue, and market share. We will manage all aspects of marketing, distribution, and administration for the acquired catalogs. We will continue to pursue acquisitions in a financially disciplined manner, in an effort to drive operating leverage, increased free cash flow and long-term shareholder value. With respect to our Music Publishing business, we have the opportunity to generate significant value by acquiring other music publishers and extracting cost savings (as acquired catalogs can be administered with little incremental cost), as well as by increasing revenues through more aggressive monetization efforts. We will also continue to evaluate opportunities to make investments in companies engaged in businesses that we believe will help to advance our strategies.
Embrace Commercial Innovation with New Digital Distributors and Partners. We believe the growth of digital formats will continue to create new and powerful ways to distribute, engage and monetize. We were the first major music company to strike landmark deals with important companies such as Apple, YouTube, Peloton, Twitch and Tencent Music Entertainment Group, as well as with pure-play music technology companies such as MixCloud, SoundCloud and Audiomack. We believe that the continued development of new digital channels for the consumption of music as well as evolving digital asset classes tied to our artists and songwriters present significant promise and opportunity for the music entertainment industry. We are also exploring the benefits of AI for our business. We are working with a network of partners, including both generative AI engines and distribution platforms to explore impactful ways to use AI to benefit us and our artists and songwriters, while ensuring proper protections and monetization. We continue to work with early-stage technology companies that are helping us to build music’s future and have invested resources behind these partnerships to codify preferred partnerships. We intend to continue to extend our technological reach by executing deals with new partners and developing optimal business models that will enable us to monetize our music across various formats, platforms and devices. We also intend to continue to support and invest in emerging technologies, including artificial intelligence, artificial reality, virtual reality, high-resolution audio and other technologies to continue to build new revenue streams and position ourselves for long-term growth.
Align Contractual Terms with the Music Industry’s Growth. The music industry is increasingly focused on price increases as a driver of growth to complement the sustained growth in global subscribers that has fueled the industry for over a decade. We continue to see progress in aligning our contracts with streaming services with this new paradigm, with a focus on economic certainty. Our collaboration with many of the largest tech companies in the world, including Google, Apple, Amazon, and Spotify, provides more opportunities for innovation, along with greater certainty around our economic participation as product offerings evolve.

Aligned Organizational Structure to Enable Greater Global Impact. We’ve sharpened our organization to work more efficiently and collaboratively across markets, taking a dynamic approach that prioritizes high impact regions and helps artists reach global audiences faster. This nimble setup turbocharges opportunities across territories, creating a more connected ecosystem where international artists can build stronger footholds in local markets, and domestic talent has a clearer, faster pathway to global success. By aligning leadership, strategy, and investment around artist development, A&R, and marketing, we are able to maximize the commercial and cultural potential of our roster. These changes position our company to discover, develop, and elevate artists in a rapidly evolving music landscape.
Leverage Technology to Drive Greater Efficiency and Targeted Capital Allocation. We continue to invest in technology to strengthen our competitive edge and improve services for our artists, songwriters, and employees. This includes upgrading our digital infrastructure and supply chain, as well as implementing tools that help artists and songwriters manage their careers and data more effectively. For our employees, we’ve introduced new systems to streamline collaboration across markets, increase impact, and drive overall organizational efficiency. Our ongoing modernization efforts enable us to free up resources to reinvest in music and long-term growth initiatives.
Recorded Music (81%, 81% and 82% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023, respectively)
Our Recorded Music business primarily consists of the discovery and development of recording artists and the related marketing, promotion, distribution, sale and licensing of music created by such recording artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing, distributing and selling music to marketing and promoting recording artists and their music.
In the United States, our Recorded Music business is conducted principally through our major record labels—Atlantic Records, which includes TenThousand Projects, and Warner Records. Our Recorded Music business also includes Rhino Entertainment, a division that specializes in marketing our recorded music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music business through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’ Records, Warner Classics and Warner Records Nashville.
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
Our Recorded Music business’s operations include WMX, a next generation services division that connects artists with fans and amplifies brands in creative, immersive, and engaging ways. This division includes a rebranded WEA commercial services and marketing network (formerly Warner-Elektra-Atlantic Corporation, or WEA Corp.), which markets, distributes and sells music and video products to retailers and wholesale distributors, and enhances relationships with fans by creating artist merchandise, which we operate, market and sell across various channels, including e-commerce, retail and through touring. Our business’s distribution operations also include Alternative Distribution Alliance (“ADA”), which markets, distributes and sells the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.
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

A&R
We have a decades-long history of identifying and contracting with recording artists who become commercially successful. Our ability to select recording artists who are likely to be successful is a key element of our Recorded Music business’s strategy and spans all music genres and all major geographies and includes recording artists who achieve national, regional and international success. We believe that this success is directly attributable to our experienced global team of A&R executives, to the longstanding reputation and relationships that we have developed in the artistic community and to our effective management of this vital business function.
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
Recording Artists’ Contracts
Our recording artists’ contracts define the commercial relationship between our recording artists and our record labels. In accordance with the terms of the contract, recording artists receive royalties based on sales and other uses of their music. We customarily provide upfront payments to recording artists called advances, which are recoupable by us from future royalties. We also typically pay costs associated with the recording and production of music, which in many countries are treated as advances recoupable by us from future royalties. Our typical contract for a new recording artist requires the delivery of an extended play record known as an EP or an album and provides us with a series of options to acquire subsequent albums from the recording artist. Royalty rates and advances are often increased on subsequent albums for which we have exercised our options. Many of our contracts contain a commitment from us to fund video production costs, at least a portion of which, in certain countries, is treated as advances recoupable by us from future royalties.
Our recording contracts with established artists generally provide for greater advances and higher royalty rates than those with new artists. Typically, such contracts entitle us to fewer albums and, of those, fewer are optional albums. In contrast to new artists’ contracts which, with certain territorial or other exceptions, customarily give us ownership in the artist’s work for the full term of the copyright or a long-term exclusive license, established artists’ contracts more commonly provide us with a long-term exclusive license. It is not unusual for us to renegotiate terms with a successful artist during the term of their existing contracts, sometimes in return for an increase in the number of albums that the artist is required to deliver.
Many of the recording contracts we enter into are expanded-rights deals, in which we share in the touring, merchandising, sponsorship, fan club or other ancillary music revenues associated with those artists.
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
In connection with the digital distribution of our music, we currently partner with a broad range of digital music services, such as Amazon, Apple, Deezer, KKBox, Spotify, Tencent Music Entertainment Group and YouTube, and are actively seeking to develop and grow our digital business. We sell music product(s) through traditional physical retail stores such as Target, Walmart, and indie stores. We also sell to online retailers such as amazon.com, as well as target.com and walmart.com. Streaming services stream our music on an ad-supported or paid subscription basis. In addition, download services sell downloads of our music on a per-album or per-track basis. In digital formats, per-unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and license digital products, it is reasonable to expect that we will generally derive a higher contribution margin from streaming and downloads than from physical sales. We sell our physical recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music.
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
We enter into agreements with digital music services to make our music available for access in digital formats (e.g., streaming and downloads). We then provide digital assets for our music to these services in an accessible form. Our agreements with these services establish our fees for the distribution of our music, which vary based on the service. We typically receive accounting from these services on a monthly basis, detailing the distribution activity, with payments generally rendered on a monthly basis. Our agreements with digital music services generally last one to three years. In fiscal year 2025, Recorded Music revenue earned under our agreements with our top three digital music accounts, Spotify, YouTube and Apple, accounted for approximately 45% of our Recorded Music revenues.
Since the emergence of digital formats, our business has become less seasonal in nature and driven more by the timing of our releases.
Music Publishing (19%, 19% and 18% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023, respectively)
While Recorded Music is focused on marketing, promoting, distributing and licensing a particular recording of a musical composition, Music Publishing is an intellectual property business focused on generating revenue from uses of the musical composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business shares the revenues generated from use of the musical compositions with the songwriter or other rightsholders.
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles, and through various subsidiaries, affiliates, and non-affiliated licensees and sub-publishers. We own or control rights to more than two million musical compositions, including numerous global pop hits, standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 190,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, electronic, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.
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
•Licensing of copyrights for use in printed sheet music

In the United States, mechanical royalties are collected directly by music publishers, from recorded music companies, via The Harry Fox Agency, a non-exclusive licensing agent affiliated with the Society of European Stage Authors and Composers (“SESAC”), or The Mechanical Licensing Collective (“The MLC”), while outside the United States, mechanical royalties are collected directly by music publishers or from collecting societies. Once mechanical royalties reach the publisher, percentages of those royalties are paid or credited to the writer or other rightsholder of the copyright in accordance with the underlying rights agreement. In 2025, U.S. mechanical royalties for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads are paid at a rate of 12.7 cents per song per unit or 2.45 cents per minute of playing time (whichever is greater). The current U.S. statutory mechanical royalty rates for physical goods and permanent downloads will be adjusted annually as of January 1 based on the Consumer Price Index. There are also rates set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. For 2025, the headline mechanical royalty rate for interactive streaming is 15.25% of revenue, increasing by annual increments to 15.35% in 2027. In most other territories, mechanical royalties are based on a percentage of wholesale prices for physical formats and based on a percentage of consumer prices for digital formats. In international markets, these rates are typically determined by multi-year collective bargaining agreements and rate tribunals.
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
In the digital world, consumers have more than 200 million tracks at their fingertips, growing at a rate of approximately 99,000 songs per day. The sheer volume of music being released on digital music services is making it harder for recording artists and songwriters to stand out and get noticed. At the same time, music that is fresh and original is currently what resonates most strongly on digital music services. We believe our Recorded Music and Music Publishing businesses remain not just relevant, but essential to the booming music entertainment economy. Our proven ability to cut through the noise is more necessary and valuable than ever.
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
Global Reach and Local Expertise
As of September 30, 2025, we employed approximately 5,500 persons around the world. This means we can build local fan bases for international recording artists and songwriters, as well as supply the network to deliver worldwide fame. Our local strength fuels our global impact and vice versa. We employ a global priority system to provide as many recording artists as possible a genuine shot at success. Our approach combines a deep understanding of local cultures, with a close-knit, nimble team that is in constant communication around the world.
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
•Global superstars such as Ed Sheeran, Dua Lipa, Charli XCX, Linkin Park, Coldplay, Twenty One Pilots, Cardi B, Bruno Mars, Good Charlotte, Lizzo, David Guetta, Green Day, Cher, Charlie Puth, Michael Bublé, Josh Groban, Tiësto, Kenny Chesney, Madonna, Neil Young, Red Hot Chili Peppers, Prince, Pink Floyd, David Bowie, Fleetwood Mac, Aretha Franklin, and The Smiths.

•Next-generation talent including Alex Warren, ROSÉ, Benson Boone, Sombr, The Marías, Ravyn Lenae, PinkPantheress, Teddy Swims, Zach Bryan, Dasha, Don Toliver, Jack Harlow, Fred Again.., FKA Twigs, and Rachel Chinouriri.
•International stars such as Burna Boy, Aya Nakamura, Yandel, Karan Auijla, King, Robin Schulz, TWICE, Ninho, Capo Plaza, Angelique Kidjo, and Laura Pausini.
Our Music Publishing business includes musical compositions by:
•Superstars such as Anderson Paak, Benson Boone, Bruno Mars, Cardi B, Dan + Shay, Dave Mustaine, Deftones, Dua Lipa, Green Day, Imagine Dragons, Kacey Musgraves, Katy Perry, Laufey, Lil Uzi Vert, Lil Wayne, Lizzo, Madonna, Pablo Alborán, Radiohead, Tayla Parx, Teddy Swims, Tom Petty, Tones and I, William Corgan, and Zach Bryan.
•International talent such as Aya Nakamura, Angèle, Bausa, Danna Paola, Jack & Coke, Joaquin Sabina, Jonathan Lee, Maná, Manuel Medrano, Melendi, MZMC, Raye, Shy’m, Stromae, and Tove Lo.
•Songwriting icons like Amy Allen, Belly, Cole Porter, Chris Stapleton, David Bowie, Eric Clapton, Gamble & Huff, George & Ira Gershwin, George Michael, Grateful Dead, Justin Tranter, Led Zeppelin, Lin Manuel Miranda, Liz Rose, Marco Antonio Solís, Marco Borrero, Mick Jones, Quincy Jones, and Stephen Sondheim.
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
The recorded music industry is highly competitive based on consumer preferences and is rapidly changing. At its core, the recorded music business relies on artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new recording artists whose work gains commercial acceptance. According to Music & Copyright, in 2024, the three largest recorded music companies were Universal Music Group, Sony Music Entertainment and us, which collectively accounted for approximately 70% of global recorded music revenues. There are many mid-sized and smaller players in the industry that accounted for the remaining approximately 30%, including independent recorded music companies. Universal Music Group was the market leader with an approximately 32% global market share in 2024 after absorbing the bulk of the recorded music assets of the former EMI in late 2012, followed by Sony Music Entertainment with an approximately 23% share. We held an approximately 15% share of global recorded music revenues in 2024.
The music publishing industry is also highly competitive. Global music publishing revenue closed in on the $10 billion milestone for the first time in 2024. The three largest music publishing companies collectively accounted for approximately 60% of the global market in 2024 according to Music & Copyright. According to Music & Copyright, Sony Music Publishing was the market leader in music publishing in 2024 with an approximately 25% share (reflecting its ownership of the EMI music publishing assets). Universal Music Publishing was the second-largest music publisher with an approximately 23% share, followed by us at approximately 12%. There are many mid-sized and smaller players in the industry that account for the remaining approximately 40%, including many individual songwriters who publish their own works.
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
Trademarks
We consider our trademarks to be valuable assets to our business. Although we cannot assure you that our trademark applications, even for major trademarks, will register, we endeavor to register our major trademarks in every country where we believe the protection of these trademarks is important for our business. Our major trademarks include ADA, Asylum, Atlantic, East West, Elektra, Erato, Nonesuch, Parlophone, Reprise, Rhino, Roadrunner, Sire, SPINNIN’ RECORDS and Warner Chappell, and their respective logos. We also use certain trademarks pursuant to a royalty-free license agreement. The duration of the license relating to the WARNER, WARNER MUSIC and WARNER RECORDS word marks and “W” logo is perpetual, but may be terminated under certain limited circumstances, including our material breach of the license agreement and certain events of insolvency. We actively monitor and protect against activities that might infringe, dilute or otherwise harm our trademarks. However, the actions we take to protect our trademarks may not be adequate to prevent third parties from infringing, diluting, or otherwise harming our trademarks, and the laws of foreign countries may not protect our trademark rights to the same extent as do the laws of the United States.
Joint Ventures
We have entered into joint venture arrangements pursuant to which we or our various subsidiary companies distribute, market, promote, license and sell (in most cases, domestically and internationally) recordings and other rights owned by the joint ventures. Examples of this arrangement include Frank Sinatra Enterprises, a joint venture established to administer licenses for use of Frank Sinatra’s name and likeness and manage all aspects of his music, film and stage content and the Beethoven JV, a joint venture launched in July 2025 with Bain Capital to allow for the purchase of up to $1.2 billion of catalogs across both Recorded Music and Music Publishing.
Human Capital
As of September 30, 2025, we employed approximately 5,500 persons worldwide, including temporary and part-time employees as well as employees that were added through acquisitions. As of such date, none of our employees in the United States were subject to a collective bargaining agreement, although certain employees in our non-domestic companies were covered by national labor agreements. We believe that our relationship with our employees is good.
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
The industries in which we operate are highly competitive, have experienced ongoing consolidation among major music entertainment companies and are driven by consumer preferences that are rapidly changing. Additionally, they require substantial human and capital resources. We compete with other recorded music companies and music publishing companies to identify and sign new recording artists and songwriters with the potential to achieve long-term success and to enter into and renew agreements with established recording artists and songwriters. In addition, our competitors may from time to time increase the amounts they spend to discover, or to market and promote, recording artists and songwriters or reduce the prices of their music in an effort to expand market share. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with recording artists who may choose to distribute their own works (which has become an easy option as music is distributed online rather than physically) and companies in other industries (such as digital music services) that may choose to sign direct deals with recording artists or recorded music companies. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works and companies in other industries that may choose to sign direct deals with songwriters or music publishing companies. In addition to competition from traditional music industry players, we also face competition from new entrants, including investment funds that make acquisitions or investments in recorded music or music publishing catalogs and the income streams derived therefrom. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as television, motion pictures and video games in physical and digital formats.
Our prospects and financial results may be adversely affected if we fail to identify, sign and retain recording artists and songwriters and by the existence or absence of superstar releases.
We are dependent on identifying, signing and retaining recording artists with long-term potential, whose debut music is well received on release, whose subsequent music is anticipated by consumers and whose music will continue to generate revenue as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell and otherwise market and promote music is also intense. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow. The competition to sign songwriters and acquire copyrights to music and then collect fees for the use of the music in various forms of media is also intense. Our competitive position is dependent on our continuing ability to attract and develop recording artists and songwriters whose work can achieve a high degree of public acceptance and who can timely deliver their music to us. Our financial results may be adversely affected if we are unable to identify, sign and retain such recording artists and songwriters under terms that are economically attractive to us, including with respect to delivery commitments, advance and royalty obligations and rights retention. Our financial results may also be affected by the existence or absence of superstar recording artist releases during a particular period. Some music entertainment industry observers believe that the number of superstar recording acts with long-term appeal, both in terms of catalog sales and future releases, has declined in recent years. Additionally, our financial results are generally affected by the appeal of our recorded music and music publishing catalogs to consumers.
If streaming adoption or revenue grows less rapidly or levels off, our prospects and our results of operations may be adversely affected.
Streaming revenue is important because it has offset declines in downloads and physical sales and now represents the substantial majority of our business, which continues to grow. According to IFPI, streaming revenue, which includes revenue from ad-supported and subscription services, accounted for approximately 96% of digital revenue in 2024. There can be no assurance that this growth pattern will continue or that digital revenue will continue to grow at a rate sufficient to offset and exceed declines in downloads and physical sales. If growth in streaming revenue levels off or fails to grow as quickly as it has over the past several years, our business may experience reduced levels of revenue and operating income.

We are substantially dependent on a limited number of digital music services for the online distribution and marketing of our music, and they are able to significantly influence the pricing structure for online music stores and may not correctly calculate royalties under license agreements.
We derive an increasing portion of our revenue from the licensing of music through digital distribution channels. We are currently dependent on a small number of leading digital music services. In fiscal year 2025, revenue earned under our license agreements with our top three digital music accounts, Spotify, Google/YouTube and Apple, accounted for approximately 43% of our total revenue. We have limited ability to increase our wholesale prices to digital music services as a small number of digital music services control much of the legitimate digital music business. If these services were to adopt a lower pricing model or if there were structural changes to other pricing models, we could receive substantially less for our music, which could cause a material reduction in our revenue, unless offset by a corresponding increase in the number of subscribers or transactions. We currently enter into short-term license agreements with many digital music services and provide our music on an at-will basis to others. There can be no assurance that we will be able to renew or enter into new license agreements with any digital music service. The terms of these license agreements, including the royalties that we receive pursuant to them, may change as a result of changes in our bargaining power, changes in the industry, changes in the law or for other reasons. Decreases in royalty rates, detrimental changes to other material terms of these license agreements, or the inability to come to terms with services leading to removal of our music, may materially impact our business, operating results and financial condition. Digital music services generally accept and make available all of the music that we deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music entertainment companies like us, our revenue could be significantly reduced. See “Business—Recorded Music—Sales and Digital Distribution.”
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
Under our license agreements and relevant statutes, we receive royalties from digital music services in exchange for the rights to stream or otherwise offer our music. The determination of the amount and timing of such payments is complex and subject to a number of variables, including the revenue generated, the type of music offered and the country in which it is sold, identification of the appropriate licensor, and the service tier on which music is made available. As a result, we may not be paid appropriately for our music. If we are not accurately paid, it may adversely affect our business, results of operations and financial condition.
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
There can be no assurance that in the future country-specific trends, developments or other events, either in the United States or elsewhere, will not have a significant adverse effect on our business, results of operations or financial condition. Unfavorable conditions can depress revenue in any given market and prompt promotional or other actions that adversely affect our margins.
Further, our business operations may be adversely impacted by ongoing armed conflict in Ukraine and Russia and in the Middle East. While our operations in Russia and the Middle East do not constitute a material portion of our business, a prolonged continuation, significant escalation or expansion of these conflicts’ current scope, increased or sustained economic disruption, sanctions or countersanctions, further devaluation of local currencies or increased cyber-related disruptions affecting these countries or adjacent territories could make it difficult to deliver our content, increase costs, and have an adverse effect on our results of operations in these areas.
Climate change may adversely affect our business.
The impact of climate change has caused, and may continue to cause, changes in weather patterns, resulting in more severe and more frequent weather-related disasters such as floods and heat waves. Failure to adapt our operations and supply-chain to respond to climate change-related extreme weather events, rising temperatures, and natural disasters could potentially result in lost revenue and/or higher costs due to operational disruptions, property damage, increased cooling costs, as well as financial losses, and/or penalties for insurance deductibles, increased insurance premiums or loss of access to insurance coverage for company facilities and regulatory compliance.
In addition, there is increasing scrutiny and evolving expectations from investors, our recording artists, regulators and other stakeholders of our climate-related practices and disclosures. Regulators, both in the United States and in foreign jurisdictions where we operate, have imposed and may continue to impose climate-related rules and guidance. The costs incurred to comply with these requirements, or our inability to meet these requirements, expectations, laws or regulations could result in adverse publicity, reputational harm, loss of business opportunities, or loss of investor confidence, which could adversely affect our business, results of operations and financial condition.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.
As we continue to expand our international operations, we become increasingly exposed to the effects of fluctuations in currency exchange rates. The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, 57% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2025. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. During the current fiscal year, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates. However, these hedging strategies should not be expected to fully eliminate the foreign exchange rate risk to which we are exposed.
Our business may be adversely affected by competitive market conditions, and we may not be able to execute our business strategy.
We expect to increase revenues and cash flow through a business strategy which requires us, among other things, to continue to maximize the value of our music, to significantly reduce costs to maximize flexibility and adjust to new realities of the market, to continue to act to contain digital piracy and streaming fraud and to diversify our revenue streams into growing segments of the music entertainment business by capitalizing on digital distribution and emerging technologies, entering into expanded-rights deals with recording artists and operating our artist services businesses.

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
Our business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our business may be further adversely affected by technological developments, including generative AI, that facilitate the piracy of music, by an inability to enforce our intellectual property rights in digital environments and by a failure to further develop successful business models applicable to a digital environment.
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
Mechanical royalties and performance royalties are two of the main sources of income to our Music Publishing business and mechanical royalties are an expense to our Recorded Music business. In the United States, mechanical royalty rates are set every five years pursuant to an administrative process under the U.S. Copyright Act, unless rates are determined through industry negotiations, and performance royalty rates are determined by negotiations with performing rights societies, the largest of which, ASCAP and BMI, are subject to a consent decree rate-setting process if negotiations are unsuccessful. Outside the United States, mechanical and performance royalty rates are typically negotiated on an industry-wide basis. In most territories outside the United States, mechanical royalties are based on a percentage of wholesale prices for physical products and based on a percentage of consumer prices for digital formats. The mechanical and performance royalty rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical and performance royalty rates are set too high, they may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, rates our Recorded Music business receives in the United States for webcasting and satellite radio are set every five years by an administrative process under the U.S. Copyright Act, unless rates are determined through industry negotiations. It is important as revenue continues to shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. The rates set for recorded music and music publishing income sources through collecting societies or legally prescribed rate-setting processes could have a material adverse impact on our business prospects.
An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results and equity.
As of September 30, 2025, we had $2.061 billion of goodwill and $154 million of indefinite-lived intangible assets. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends in the music entertainment industry. We performed an annual assessment, at July 1, 2025, of the recoverability of our goodwill and indefinite-lived intangibles as of September 30, 2025, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.
We also had $2.725 billion of definite-lived intangible assets as of September 30, 2025. FASB ASC Topic 360-10-35 (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No such events or circumstances were identified during the fiscal year ended September 30, 2025. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded could negatively affect our operating results and shareholders’ equity.
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
We have entered into a joint venture with Bain Capital Special Situations, LP (“Bain”), pursuant to which we and Bain each own a 50% membership interest in Beethoven JV 1 LLC, a Delaware limited liability company (“WMBC”). WMBC will acquire, own, manage, sell and exploit rights in seasoned recorded music and music publishing catalogs, which may include catalogs currently owned by the Company. Subject to certain limited exceptions, each of the Company and Bain will offer to WMBC the right of first opportunity to acquire all or any part of any catalogs that the Company or Bain or their respective affiliates is considering acquiring where such acquisition meets specified financial and other criteria. This joint venture, and its right of first opportunity, may limit our ability to acquire and derive income streams from certain catalogs, and as a result, affect our prospects and financial results. Pursuant to the joint venture, we are also required to pay Bain a preferred return on the equity it invests in WMBC prior to the Company earning a return on its investment in the joint venture. If we sell existing catalogs owned by the Company to the joint venture, we will only own 50% of those catalogs and WMBC will need to pay a preferred return to Bain before we receive any return on our investment, which may reduce our future earnings or cash flows.

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

    The Company previously started a multi-year implementation to upgrade our information technology and finance infrastructure, including related systems and processes. The upgrades are designed to enhance our financial records and the flow of financial information, improve data analysis and accelerate our financial reporting. The deployment of our new technology platform is currently being implemented using a wave-based approach. As of June 2025, the Company has completed the launch of the core financials components of our new technology platform for the Music Publishing segment as well as various Recorded Music territories. The Company will continue to roll out this component and additional components of the enterprise resource planning system in phases across our organization. We expect to incur material costs in connection with this project, and there can be no assurance that we will be successful in upgrading our systems and processes effectively or on the timetable and at the costs contemplated, or that we will achieve the expected long-term cost savings.
2023 Restructuring Plan
In March 2023, we announced a restructuring plan, (the “2023 Restructuring Plan”) intended to drive the evolution of the Company and position the Company for long-term growth, primarily through headcount reductions. The 2023 Restructuring Plan is substantially complete as of September 30, 2025. The Company recognized a $1 million benefit associated with the 2023 Restructuring Plan in the fiscal years ended September 30, 2025 and September 30, 2024, primarily associated with changes in estimates for costs previously recorded. Amounts for both periods were recorded in the Recorded Music segment.

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
For the fiscal year ended September 30, 2025, total severance and other termination costs recorded in connection with the 2024 Strategic Restructuring Plan were $6 million, of which $8 million of expense was recognized in our Recorded Music segment while there was an $2 million benefit recognized in Corporate due to a change in estimate. Additionally, for the fiscal year ended September 30, 2025, the Company recognized $32 million of impairment losses, all of which were recognized in our Recorded Music segment. Impairment charges recognized primarily relate to the write-off of certain long-form audiovisual production assets and impairments of operating lease right-of-use assets that are no longer in use.
As of September 30, 2025, total cumulative restructuring and impairment charges recognized in connection with the 2024 Strategic Restructuring Plan were $216 million with $206 million of costs recognized in our Recorded Music segment and $10 million recognized at Corporate. These costs are composed of $134 million of severance and other contract termination costs, of which $7 million was non-cash, and $82 million of non-cash impairment charges.

2025 Restructuring Plan
On July 1, 2025, the Company announced a strategic restructuring plan (the “2025 Restructuring Plan”) designed to free up funds to invest in music and to accelerate the Company’s long-term growth. The Plan is expected to be fully implemented by the end of calendar year 2026. The Company expects to incur total charges of approximately $200 million on a pre-tax basis or approximately $150 million on an after-tax basis. Approximately $170 million of the charges will be for severance payments and other related termination costs and approximately $30 million of certain other charges. The Company anticipates that the Plan will result in cash expenditures of approximately $200 million of which $170 million is expected to be paid by the end of fiscal year 2026.

    For the fiscal year ended September 30, 2025, total severance and other termination costs recorded in connection with the 2025 Strategic Restructuring Plan were $90 million, of which $74 million of expense was recognized in our Recorded Music segment, $5 million was recorded in our Music Publishing segment, and $11 million was recognized in Corporate. Additionally, for the fiscal year ended September 30, 2025, the Company recognized $28 million of impairment losses, of which $6 million of expense was recognized in our Recorded Music segment and $22 million was recognized in Corporate. Impairment charges recognized primarily relate to impairments of operating lease right-of-use assets that are no longer in use and royalty advances based on operational changes in the intended use of these assets.
We cannot be certain that we will not be required to implement further restructuring activities, make changes to our management or workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Our inability to structure our operations based on evolving market conditions could impact our business. Restructuring activities can create unanticipated consequences and negative impacts on the business, and we cannot be sure that any ongoing or future restructuring efforts will be successful or generate expected cost savings.
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
Some performer groups, particularly in Europe and Latin America, are urging governments to intervene in the music streaming business in ways that could affect the terms agreed in our contracts with artists and songwriters. Additionally, governments, including certain state governments in the United States, have enacted or considered enacting legislation limiting the duration that an individual can be bound under a “personal services” contract, which could impair our ability to retain the services of key artists and songwriters. Government intervention in the music streaming business or the enactment of legislation affecting the terms of our contracts with our artists and songwriters could have an adverse effect on our business, financial condition and results of operations.
Risks Related to Intellectual Property and Data Security
Failure to obtain, maintain, protect and enforce our intellectual property rights could substantially harm our business, operating results and financial condition.
The success of our business depends on our ability to obtain, maintain, protect and enforce our trademarks, copyrights and other intellectual property rights, including name, image, likeness and voice rights. The measures that we take to obtain, maintain, protect and enforce our intellectual property rights, including, if necessary, litigation or proceedings before governmental authorities and administrative bodies, may be ineffective, expensive and time-consuming and, despite such measures, third parties may be able to obtain and use our intellectual property rights without our permission. Additionally, changes in law may be implemented, or changes in interpretation of such laws may occur, that may affect our ability to obtain, maintain, protect or enforce our intellectual property rights. Failure to obtain, maintain, protect or enforce our intellectual property rights could harm our brand or brand recognition and adversely affect our business, results of operations and financial condition.
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
Digital piracy and streaming manipulation has and may continue to adversely impact our business.
A substantial portion of our revenue comes from the distribution of music which is potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us, including as a result of “stream-ripping.” There is also a threat from organized industrial piracy. Additionally, in its Global Music Report 2025, IFPI noted the danger of “streaming manipulation,” where bad actors upload tracks to digital music services that are produced using generative AI tools and then use “bots” to generate artificial streams of those tracks, which ultimately diverts royalties from legitimate copyright holders.
If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce strong legal penalties for copyright infringement and streaming manipulation or if we fail to develop effective means of protecting and enforcing our intellectual property rights in these areas, our results of operations, financial position and prospects may suffer.
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
The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for even greater regulation of the collection of information concerning consumer behavior on the Internet and mobile platforms, including regulations aimed at restricting certain targeted advertising practices, the use of location data and disclosures of privacy practices in the online and mobile environments, including with respect to online and mobile applications. State governments are engaged in similar legislative and regulatory activities (including the California Consumer Privacy Act (“CCPA”), effective January 1, 2020, the California Privacy Rights and Enforcement Act, effective January 1, 2023 (“CPRA”) and other analogous statutes in other states). The effects of CCPA and these other recently adopted laws include an increased ability of individuals to control the use of their personal data; heightened transparency obligations; increased obligations of companies to maintain the security of data; and increased exposure to fines or damages for companies that do not accord individuals their specified privacy rights, that experience data breaches or that do not maintain cybersecurity at certain levels of quality.
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
We have substantial indebtedness. As of September 30, 2025, our total consolidated indebtedness, net of premiums, discounts and deferred financing costs, was $4.365 billion. Further, we would have been able to borrow up to $350 million under our Revolving Credit Facility (as defined later in this Annual Report) as of September 30, 2025.
In February 2025, we acquired Tempo Music and the Company now holds approximately $311 million of asset-based securities due November 2050 (“Asset-Based Notes”) issued by a subsidiary of Tempo Music and secured only by certain music rights owned by Tempo Music and is nonrecourse to the Company and its subsidiaries, other than Tempo Music. In addition, in connection with the joint venture we entered into with Bain in June 2025, we entered into a credit facility pursuant to which WMBC can borrow up to $500 million to fund acquisitions of catalogs, which debt will be consolidated on our balance sheet.
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
The subsidiaries of the Company have no obligation to pay amounts due on any liabilities of the Company or to make funds available to the Company for such payments. The ability of our subsidiaries to pay dividends or make other distributions to the Company in the future will depend, among other things, on their earnings, tax considerations and covenants contained in any financing or other agreements. For instance, our Revolving Credit Facility includes covenants restricting the ability of Acquisition Corp. to pay dividends and make distributions. Although these covenants are currently suspended, they will be reinstated if Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increases above 3.50:1.00 and the term loans do not achieve an investment grade rating. In addition, such payments may be limited as a result of claims against our subsidiaries by their creditors, including suppliers, vendors, lessors and employees.
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
These additional covenants are currently suspended. These covenants will be reinstated if Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increases above 3.50:1.00 and the term loans do not achieve an investment grade rating. As of September 30, 2025, Acquisition Corp.’s Total Indebtedness to EBITDA Ratio is 2.02x and the term loans achieved corporate credit ratings of BBB- from both S&P and Fitch and Ba1 from Moody’s.
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
Under our amended and restated certificate of incorporation, Access and its affiliates, and in some circumstances, any of our directors and officers who are also a director, officer, employee, stockholder, member or partner of Access and its affiliates, have no obligation to offer us corporate opportunities.
The policies relating to corporate opportunities and transactions with Access and its affiliates, set forth in our amended and restated certificate of incorporation, address potential conflicts of interest between the Company, on the one hand, and Access, its affiliates and its directors, officers, employees, stockholders, members or partners who are directors or officers of the Company, on the other hand. Our amended and restated certificate of incorporation provides that we, on our behalf and on behalf of our subsidiaries, renounce any interest or expectancy in, or in being offered an opportunity to participate in, corporate opportunities, that are from time to time presented to Access or any of its affiliates, directors, officers, employees, stockholders, members or partners, even if the opportunity is one that we or our subsidiaries might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. None of Access, its affiliates or any of its directors, officers, employees, stockholders, members or partners will generally be liable to us or any of our subsidiaries for breach of any fiduciary or other duty, as a director or otherwise, by reason of the fact that such person pursues, acquires or participates in such corporate opportunity, directs such corporate opportunity to another person or fails to present such corporate opportunity, or information regarding such corporate opportunity, to us or our subsidiaries unless, in the case of any such person who is a director or officer, such corporate opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer. To the fullest extent permitted by law, by becoming a stockholder in our company, stockholders will be deemed to have notice of and consented to this provision of our amended and restated certificate of incorporation. Although these provisions are designed to resolve conflicts between us and Access and its affiliates fairly, conflicts may not be resolved in our favor or be resolved at all.
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
Our Class A Common Stock has one vote per share and our Class B Common Stock has 20 votes per share. Given the greater number of votes per share attributed to our Class B Common Stock, Access, who is our only Class B Common Stock stockholder, holds approximately 98% of the total combined voting power of our outstanding common stock. As a result of our dual class ownership structure, Access is able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, mergers or acquisitions, asset sales and other significant corporate transactions. Further, Access owns shares representing approximately 72% of the economic interest of our outstanding common stock. Because of the 20-to-1 voting ratio between the Class B Common Stock and Class A Common Stock, the holders of Class B Common Stock collectively continue to control a majority of the total combined voting power of our outstanding common stock and therefore are able to control all matters submitted to our stockholders for approval, so long as the outstanding shares of Class B Common Stock represent at least approximately 10% of the total number of outstanding shares of common stock. This concentrated control will limit the ability of our other stockholders to influence corporate matters for the foreseeable future. For example, Access will be able to control elections of directors, amendments of our certificate of incorporation or by-laws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A Common Stock.
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
As of September 30, 2025, we had 146,906,334 outstanding shares of Class A Common Stock and 375,380,313 outstanding shares of Class B Common Stock. All of the shares of Class A Common Stock sold in the IPO were immediately tradable without restriction under the Securities Act except for any shares held by “affiliates,” as that term is defined in Rule 144 under the Securities Act, or “Rule 144.”
The remaining shares of Class B Common Stock outstanding subsequent to the consummation of the IPO are restricted securities within the meaning of Rule 144, but will be eligible for resale subject, in certain cases, to applicable volume, manner of sale, holding period and other limitations of Rule 144 or pursuant to an exception from registration under Rule 701 under the Securities Act, or “Rule 701.” Access has the right to require us to register shares of common stock for resale in some circumstances pursuant to a registration rights agreement we entered into with Access. Access has in the past sold shares of common stock pursuant to Rule 144 and in registered offerings to the public and, depending upon market prices for the Company’s common stock, may again do so from time to time.
In addition, 31,169,099 shares of our Class A Common Stock were reserved for future issuances under the Omnibus Incentive Plan adopted in connection with the IPO over the 10-year period from the date of adoption. As of September 30, 2025, there were 29,357,018 shares of Class A Common Stock available to be issued.
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
As of September 30, 2025, our total consolidated indebtedness, net of premiums, discounts and deferred financing costs, was $4.365 billion, all of which ranks senior to our Class A Common Stock. If, in the future, we decide to issue additional debt or equity securities that rank senior to our Class A Common Stock, it is likely that such securities will also be governed by an indenture or other instrument containing covenants restricting our operating flexibility consistent with our existing debt agreements. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A Common Stock and may result in dilution to owners of our Class A Common Stock. We and, indirectly, our stockholders, bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Class A Common Stock will bear the risk of our future offerings reducing the market price of our Class A Common Stock and diluting the value of their stock holdings in us.
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
We are a “controlled company” within the meaning of NASDAQ rules and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements.
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
We rely on these exemptions. As a result, we are not required to have a majority of independent directors, our compensation and our nominating and corporate governance committees will not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Consequently, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of NASDAQ corporate governance rules and requirements. Our status as a controlled company could make our Class A Common Stock less attractive to some investors or otherwise harm our stock price.
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
Our enterprise risk management program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk professionals collaborate with our Chief Information Security Officer (“CISO”), Chief Privacy Officer, Cyber team, Legal team, Physical Security team, and Content Management team, to gather insights for identifying and assessing cybersecurity threats, their severity, and potential mitigations. We conduct monthly Cyber Risk Committee meetings with the participation of these teams to review risks in each of those functions and any cross-functional risks. The Cyber Risk Committee also reviews the industry landscape at these meetings to help ensure we are aware of global and industry cyber activities.
As part of the above processes, we at least annually engage with assessors, consultants, and other third parties to measure and assess our maturity level against standard frameworks. Also, an independent Qualified Security Assessor review regarding Payment Card Industry compliance is performed on a quarterly basis to help ensure we maintain compliance with the PCI standards. These third parties conduct penetration tests and scanning exercises to assess the performance of our cybersecurity controls, systems and processes and overall maturity by NIST categorization. As part of the assessment, they also conduct interviews with key personnel and review key controls. In addition, annually we review our cyber insurance premiums which includes a maturity assessment and the premiums are determined based on the Company’s cybersecurity maturity assessment score.
Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management assessment program as well as our cybersecurity risk identification program, both of which are discussed above and provided for in our Third-Party Cyber Risk Policy. The Third-Party Cyber Risk Policy sets guidelines for identifying, measuring, monitoring, and reporting the risk associated with third parties relationships, which includes planning, due diligence and third party selection, contracting, ongoing monitoring, and termination. Cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and monitor cybersecurity threats identified through such diligence.
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

Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our board of directors and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the Audit Committee receives an overview of our cybersecurity threat risk management and strategy processes from our CISO. These sessions typically cover topics such as data security posture, results from third-party assessments, progress towards risk-mitigation-related goals, our incident response plan, and material short-, medium- and long-term risks from cybersecurity threats, incidents and developments, as well as the steps management has taken to respond to such risks. In addition, these sessions include a review of the broader threat landscape and how our business may be affected. Cybersecurity threats are also considered during meetings of our board of directors through discussions of enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management and other relevant matters.
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
Holders of Record
As of November 14, 2025, there were approximately 11 stockholders of record of the Company's Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of individuals and entities, we excluded the total number of beneficial owners represented by these record holders. As of November 14, 2025, there were 6 stockholders of record of our Class B Common Stock.
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
The following graph shows a comparison of the cumulative total return on our Class A Common Stock from September 25, 2020 through September 30, 2025 with the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Nasdaq Composite Index over the same period, assuming the investment of $100 in our Class A Common Stock and in each index on September 25, 2020 and the reinvestment of dividends in each of our Class A Common Stock and each index. Through September 30, 2022, the quarterly intervals below are based on the Company’s 52-53 week fiscal year in which each reporting period ended on the last Friday of the respective reporting period. Starting with the 2023 fiscal year, the quarterly intervals below are based on the Company’s modified fiscal year in which each reporting period ends on the last day of the calendar quarter.

The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

Comparison of Cumulative Total Returns
$220
$200
$180
$160
$140
$120
$100
$80
9/25/2020
12/24/2020
3/26/2021
6/25/2021
9/24/2021
12/31/2021
4/1/2022
7/1/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2025
3/31/2025
6/30/2025
9/30/2025
WMG
S&P
NASDAQ

	9/25/20	12/24/20	3/26/21	6/25/21	9/24/21	12/31/21	4/1/22	7/1/22	9/30/22	12/31/22	3/31/23	6/30/23	9/30/23	12/31/23	3/31/24	6/30/24	9/30/24	12/31/25	3/31/25	6/30/25	9/30/25
Warner Music Group Corp.	$100	$139	$121	$137	$166	$163	$140	$94	$89	$135	$129	$102	$123	$141	$131	$122	$125	$131	$127	$111	$139
S&P 500 Index	100	113	121	131	137	147	141	119	112	121	130	141	136	152	168	175	186	218	182	202	219
Nasdaq Comp. Index	100	118	121	132	139	145	132	103	98	98	114	129	124	141	154	167	172	215	164	193	216
Repurchase Program
On November 14, 2024, the Company’s board of directors authorized a $100 million share repurchase program, which is intended to offset dilution from the Omnibus Incentive Plan. Under this authorization, the Company may, from time to time, purchase shares of its Class A Common Stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The $100 million share repurchase authorization does not obligate the Company to purchase any shares. We may commence such repurchases immediately, subject to compliance with applicable securities laws. We may enter into a pre-arranged stock trading plan in accordance with the guidelines specified under Rule 10b5-1 to effectuate all or a portion of the share repurchase program. We expect to finance any repurchases from a combination of cash on hand and cash provided by operating activities. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to our results of operations, financial condition, liquidity and other factors. The authorization for the share repurchase program may be suspended, terminated, increased or decreased by the board of directors at any time.

The following table provides information about purchases made by or on behalf of the Company of the Company’s Class A common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2025	—	$—	—	$—
August 2025	90,301	$32.51	90,301	$94
September 2025	306,597	$32.96	306,597	$84
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
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Discussion of FY 2023 items and year-over-year comparisons between FY 2024 and FY 2023 can be found in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
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
•Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2025 and September 30, 2024. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2025 and September 30, 2024, as well as a discussion of our financial condition and liquidity as of September 30, 2025. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
Use of Adjusted OIBDA
We evaluate our operating performance based on several factors, including Adjusted OIBDA. We define Adjusted OIBDA as operating income (loss) adjusted to exclude the following items: (i) non-cash depreciation of tangible assets, (ii) non-cash amortization of intangible assets, (iii) non-cash stock-based compensation and other related expenses, (iv) gains or losses on divestitures, (v) expenses related to restructuring and transformation initiatives, which includes costs associated with the Company’s financial transformation initiative to design and implement new information technology and upgrade our finance infrastructure, and (vi) executive transition costs. Items excluded are not viewed to contribute directly to management’s evaluation of operating results. We consider Adjusted OIBDA to be an important indicator of the operational strengths and performance of our businesses. However, a limitation of the use of Adjusted OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, Adjusted OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) attributable to Warner Music Group Corp. and other measures of financial performance reported in accordance with United States generally accepted accounting principles (“U.S. GAAP”). In addition, our definition of Adjusted OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated Adjusted OIBDA to operating income (loss) and net income (loss) attributable to Warner Music Group Corp. is provided in our “Results of Operations.”

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
BUSINESS OVERVIEW
We are one of the world’s leading music entertainment companies. Our renowned family of iconic record labels, including Atlantic Records, Warner Records, Elektra Records and Parlophone Records, is home to many of the world’s most popular and influential recording artists. In addition, Warner Chappell Music, our global music publishing business, boasts an extraordinary catalog that includes timeless standards and contemporary hits, representing works by over 190,000 songwriters and composers, with a global collection of more than two million musical compositions. We classify our business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of each of those operations is presented below.
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
In the United States, our Recorded Music business is conducted principally through our major record labels—Atlantic Records and Warner Records. Our Recorded Music business also includes Rhino Entertainment, a division that specializes in marketing our recorded music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music business through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’ Records, TenThousand Projects, Warner Classics and Warner Records Nashville.
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
Our Recorded Music business’s operations include WMX, a next generation services division that connects artists with fans and amplifies brands in creative, immersive, and engaging ways. This division includes a rebranded WEA commercial services and marketing network (formerly Warner-Elektra-Atlantic Corporation, or WEA Corp.), which markets, distributes and sells music and video products to retailers and wholesale distributors, and enhances relationships with fans by creating artist merchandise, which we operate, market and sell across various channels, including e-commerce, retail and through touring. Our business’s distribution operations also include Alternative Distribution Alliance (“ADA”), which markets, distributes and sells the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.
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
The operations of our Music Publishing business are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles, through various subsidiaries, affiliates, and non-affiliated licensees and sub-publishers. We own or control rights to more than two million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 190,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, electronic, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music catalog collectively branded as Warner Chappell Production Music.

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
Recent Events and Factors Affecting Results of Operations and Comparability
2025 Restructuring Plan
On July 1, 2025, the Company announced a strategic restructuring plan (the “2025 Restructuring Plan”) designed to free up funds to invest in music and to accelerate the Company’s long-term growth. The Company expects the 2025 Restructuring Plan to generate pre-tax cost savings of approximately $300 million on an annualized run-rate basis by the end of the fiscal year 2027 and expects the majority of the cost savings under the 2025 Restructuring Plan to be accretive to Adjusted OIBDA. The Plan is expected to be fully implemented by the end of calendar year 2026. The Company expects to incur total charges of approximately $200 million on a pre-tax basis or approximately $150 million on an after-tax basis. Approximately $170 million of the charges will be for severance payments and other related termination costs and approximately $30 million of certain other charges. The Company anticipates that the Plan will result in cash expenditures of approximately $200 million of which $170 million is expected to be paid by the end of fiscal year 2026.
For the fiscal year ended September 30, 2025, total severance and other termination costs recorded in connection with the 2025 Strategic Restructuring Plan were $90 million, of which $74 million of expense was recognized in our Recorded Music segment, $5 million was recorded in our Music Publishing segment, and $11 million was recognized in Corporate. Additionally, for the fiscal year ended September 30, 2025, the Company recognized $28 million of impairment losses, of which $6 million of expense was recognized in our Recorded Music segment and $22 million was recognized in Corporate. Impairment charges recognized primarily relate to impairments of operating lease right-of-use assets that are no longer in use and royalty advances based on operational changes in the intended use of these assets.

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
For the fiscal year ended September 30, 2025, total severance and other termination costs recorded in connection with the 2024 Strategic Restructuring Plan were $6 million, of which $8 million of expense was recognized in our Recorded Music segment while there was an $2 million benefit recognized in Corporate due to a change in estimate. Additionally, for the fiscal year ended September 30, 2025, the Company recognized $32 million of impairment losses, all of which were recognized in our Recorded Music segment. Impairment charges recognized primarily relate to the write-off of certain long-form audiovisual production assets and impairments of operating lease right-of-use assets that are no longer in use.
As of September 30, 2025, total cumulative restructuring and impairment charges recognized in connection with the 2024 Strategic Restructuring Plan were $216 million with $206 million of costs recognized in our Recorded Music segment and $10 million recognized at Corporate. These costs are composed of $134 million of severance and other contract termination costs, of which $7 million was non-cash, and $82 million of non-cash impairment charges.
Other Impairments
For the fiscal year ended September 30, 2025, the Company recognized an impairment of $79 million within the Recorded Music segment for long-lived assets associated with EMP Merchandising (“EMP”) which is now classified as held for sale as of September 30, 2025.

BMG Termination
In September 2023, the Company terminated its distribution agreement with BMG as BMG began to bring digital distribution in-house and license directly with digital service partners in fiscal 2024 while also licensing its physical distribution with a different provider (the “BMG Termination”). ADA, which is part of our Recorded Music business, had previously been distributing BMG’s recorded music catalog and revenues are reported within our Recorded Music segment. The shift to digital direct deals by BMG was a phased in-sourcing of distribution during the current fiscal year and we rolled off BMG, including its physical distribution, at the end of the current fiscal year.

RESULTS OF OPERATIONS
Fiscal Year Ended September 30, 2025 Compared with Fiscal Year Ended September 30, 2024
Consolidated Results
Revenues
The Company’s revenues were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Revenue by Type
Digital	$3,594	$3,519	$75	2%
Physical	527	519	8	2%
Total Digital and Physical	4,121	4,038	83	2%
Artist services and expanded-rights	835	684	151	22%
Licensing	452	501	(49)	-10%
Total Recorded Music	5,408	5,223	185	4%
Performance	228	198	30	15%
Digital	800	763	37	5%
Mechanical	63	58	5	9%
Synchronization	197	175	22	13%
Other	18	16	2	13%
Total Music Publishing	1,306	1,210	96	8%
Intersegment eliminations	(7)	(7)	—	—%
Total Revenues	$6,707	$6,426	$281	4%
Revenue by Geographical Location
U.S. Recorded Music	$2,181	$2,210	$(29)	-1%
U.S. Music Publishing	693	660	33	5%
Total U.S.	2,874	2,870	4	—%
International Recorded Music	3,227	3,013	214	7%
International Music Publishing	613	550	63	11%
Total International	3,840	3,563	277	8%
Intersegment eliminations	(7)	(7)	—	—%
Total Revenues	$6,707	$6,426	$281	4%
Total Revenues
Total revenues increased by $281 million, or 4%, to $6,707 million for the fiscal year ended September 30, 2025 from $6,426 million for the fiscal year ended September 30, 2024. Revenue growth was favorably impacted by the settlement of certain infringement cases (the “Copyright Settlement”) which resulted in $16 million higher Recorded Music revenue and $4 million of incremental Recorded Music streaming revenue recognized from a Digital Service Provider (“DSP”) for performance obligations satisfied in previous periods (the “DSP True-Up Payments”). The prior year included $75 million of Recorded Music licensing revenue from a licensing agreement extension for an artist’s catalog (the “Licensing Extension”), $43 million of incremental Recorded Music streaming revenue recognized from the DSP True-Up Payments, and $30 million of Recorded Music streaming revenue from a deal with one of the Company’s digital partners (the “Digital License Renewal”), which resulted in upfront revenue recognition for the fiscal year ended September 30, 2024. In addition, revenue growth was unfavorably impacted by the BMG Termination, which resulted in $81 million of lower Recorded Music revenue compared to the prior year, of which $34 million was in streaming revenue and $47 million was in physical revenue. Adjusted for these items, total revenues increased by 8%, which includes $7 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 81% and 19% of total revenues for each of the fiscal years ended September 30, 2025 and September 30, 2024, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenues for the fiscal year ended September 30, 2025, respectively. In the prior year, U.S. and international revenues represented 45% and 55% of total revenues prior to intersegment eliminations, respectively.

Total digital revenues after intersegment eliminations increased by $113 million, or 3%, to $4,393 million for the fiscal year ended September 30, 2025 from $4,280 million for the fiscal year ended September 30, 2024. Total streaming revenue increased by 2% driven by growth across Recorded Music and Music Publishing, including growth in subscription streaming revenue. Total digital revenues represented 65% of consolidated revenues for the fiscal year ended September 30, 2025, from 67% for the fiscal year ended September 30, 2024. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2025 were composed of U.S. revenues of $2,048 million and international revenues of $2,346 million, or 47% and 53% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2024 were composed of U.S. revenues of $2,039 million and international revenues of $2,243 million, or 48% and 52% of total digital revenues, respectively.
Recorded Music revenues increased by $185 million, or 4%, to $5,408 million for the fiscal year ended September 30, 2025 from $5,223 million for the fiscal year ended September 30, 2024. The increase includes $6 million of favorable currency exchange fluctuations. U.S. Recorded Music revenues were $2,181 million and $2,210 million, or 40% and 42% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2025 and September 30, 2024, respectively. International Recorded Music revenues were $3,227 million and $3,013 million, or 60% and 58% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2025 and September 30, 2024, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights, and physical revenues, partially offset by a decrease in licensing revenue. Digital revenue increased by $75 million, or 2%, primarily due to growth in streaming revenue as a result of the continued growth in streaming services, including growth in subscription streaming revenue. Revenue from streaming services increased by $61 million, or 2%, to $3,505 million for the fiscal year ended September 30, 2025 from $3,444 million for the fiscal year ended September 30, 2024. Adjusted for the impact of the DSP True-Up Payments in the current and prior years and the BMG Termination and the Digital License Renewal in the prior year, Recorded Music streaming revenue grew by 5%. Download and other digital revenues increased by $14 million, or 19%, to $89 million for the fiscal year ended September 30, 2025 from $75 million for the fiscal year ended September 30, 2024, which includes the favorable impact of the Copyright Settlement of $16 million compared to the prior year. Artist services and expanded-rights revenue increased by $151 million primarily due to higher merchandising revenue of $69 million, which includes a favorable impact from the Company’s partnership with Oasis, the impact of acquisitions of $66 million, and higher concert promotion revenue of $49 million. Physical revenue increased by $8 million, or 2%, which includes a favorable impact of foreign currency exchange rates of $5 million. Licensing revenue decreased by $49 million, or 10%, driven by $75 million from the Licensing Extension in the prior year. Top sellers for the current year included ROSÉ, Bruno Mars, Linkin Park, Teddy Swims, Benson Boone and Charli XCX.
Music Publishing revenues increased by $96 million, or 8%, to $1,306 million for the fiscal year ended September 30, 2025 from $1,210 million for the fiscal year ended September 30, 2024. U.S. Music Publishing revenues were $693 million and $660 million, or 53% and 55% of consolidated Music Publishing revenues, for the fiscal years ended September 30, 2025 and September 30, 2024, respectively. International Music Publishing revenues were $613 million and $550 million, or 47% and 45% of Music Publishing revenues, for the fiscal years ended September 30, 2025 and September 30, 2024, respectively.
The overall increase in Music Publishing revenue was driven by increases in digital revenue of $37 million, or 5%, performance revenue of $30 million, or 15%, synchronization revenue of $22 million, or 13%, and mechanical revenue of $5 million, or 9%. The increase in digital revenue is primarily due to continued growth in streaming revenue. Revenue from streaming services increased by $39 million, or 5%, to $791 million for the fiscal year ended September 30, 2025 from $752 million for the fiscal year ended September 30, 2024. Performance revenue increased due to growth from concerts, radio, live and non-live events, and the timing of payments from collection societies in the United States. Synchronization revenue increased driven by the timing of other copyright infringement settlements primarily in the United States and the $8 million impact of our acquisition of Tempo Music. Mechanical revenue increased, driven by the timing of distributions.

Revenue by Geographical Location
U.S. revenue remained constant for the fiscal year ended September 30, 2025 compared to the fiscal year ended September 30, 2024. U.S. Recorded Music revenue decreased by $29 million, or 1%, primarily driven by a decrease in licensing revenue of $70 million largely attributable to $75 million from the Licensing Extension in the prior year, partially offset by higher U.S. Recorded Music artist services and expanded-rights revenue driven by the impact of our acquisitions of $38 million. U.S. Recorded Music digital revenue remained constant for the fiscal year ended September 30, 2025 compared to the prior year driven by an increase in download and other digital revenue of $15 million, offset by a decrease in U.S. Recorded Music streaming revenue of $12 million. The increase in download and other digital revenue is largely due to the impact of the Copyright Settlement of $16 million in the current year. The decrease in streaming revenue is primarily due to the impact of the DSP True-Up Payments of $23 million and the BMG Termination of $23 million in the prior year. Adjusted for the impact of these events, streaming revenue increased due to continued growth in subscription services. U.S. Music Publishing revenue increased by $33 million, or 5%, to $693 million for the fiscal year ended September 30, 2025 from $660 million for the fiscal year ended September 30, 2024. U.S. Music Publishing digital revenue increased by $6 million, or 1%, attributable to continued growth in streaming revenue, which increased by $6 million, or 1%. U.S. Music Publishing synchronization revenue increased by $21 million, primarily driven by an increase in other copyright infringement settlements and the acquisition of Tempo Music of $8 million. U.S. Music Publishing performance revenue increased by $6 million, or 8% due to the timing of payments. U.S. Music Publishing mechanical revenue increased by $2 million, or 17% driven by the timing of distributions.
International revenue increased by $277 million, or 8%, to $3,840 million for the fiscal year ended September 30, 2025 from $3,563 million for the fiscal year ended September 30, 2024. Excluding the favorable impact of foreign currency exchange rates of $5 million, international revenue increased by $272 million, or 8%. International Recorded Music revenue increased by $214 million, or 7%, primarily due to increases in digital revenue of $72 million, artist services and expanded-rights revenue of $112 million, licensing revenue of $21 million, and physical revenue of $9 million. International Recorded Music digital revenue increased largely due to an increase in streaming revenue of $73 million, or 4%, which includes the impact of the DSP True-Up Payments of $4 million in the current year, as well as the Digital Licensing Renewal of $30 million, the DSP True-Up Payments of $20 million and the BMG Termination of $11 million in the prior year. Adjusted for the impact of these events, streaming revenue increased due to continued growth in streaming services. Download and other digital revenues decreased by $1 million due to the continued shift to streaming services. International Recorded Music artist services and expanded-rights revenue increased by $112 million primarily due to higher concert promotion revenue of $49 million and higher merchandising revenue of $39 million, which includes a favorable impact from the Company’s partnership with Oasis, and a favorable impact of foreign currency exchange rates of $4 million. International Recorded Music licensing revenue increased by $21 million, driven by higher licensing activity primarily in Europe and Japan and the favorable impact of foreign currency exchange rates of $3 million. International Recorded Music physical revenue increased by $9 million, driven by strength of new releases primarily in Asia, and a favorable impact of foreign currency exchange rates of $5 million. International Music Publishing revenue increased by $63 million, or 11%, to $613 million for the fiscal year ended September 30, 2025, from $550 million for the fiscal year ended September 30, 2024. This was primarily driven by increases in digital revenue of $31 million, performance revenue of $24 million, synchronization revenue of $1 million, mechanical revenue of $3 million and other publishing revenue of $4 million. International Music Publishing streaming revenue increased by $33 million, or 11%, reflecting continued market growth. Performance revenue increased by $24 million or 19% driven by higher touring revenue primarily in Europe and Latin America.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$2,342	$2,167	$175	8%
Product costs	1,290	1,188	102	9%
Total cost of revenues	$3,632	$3,355	$277	8%
Our cost of revenues increased by $277 million, or 8%, to $3,632 million for the fiscal year ended September 30, 2025 from $3,355 million for the fiscal year ended September 30, 2024. Expressed as a percentage of revenues, cost of revenues increased to 54% for the fiscal year ended September 30, 2025 from 52% for the fiscal year ended September 30, 2024.
Artist and repertoire costs increased by $175 million, to $2,342 million for the fiscal year ended September 30, 2025 from $2,167 million for the fiscal year ended September 30, 2024. Artist and repertoire costs as a percentage of revenue increased to 35% for the fiscal year ended September 30, 2025, from 34% for the fiscal year ended September 30, 2024, primarily due to revenue mix.

Product costs increased by $102 million, to $1,290 million for the fiscal year ended September 30, 2025 from $1,188 million for the fiscal year ended September 30, 2024. Product costs as a percentage of revenue increased to 19% for the fiscal year ended September 30, 2025 from 18% for the fiscal year ended September 30, 2024 due to revenue mix from higher artist services and expanded-rights and merchandise revenue and the impact of the Licensing Extension, partially offset by the impact of the BMG Termination.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$1,135	$1,089	$46	4%
Selling and marketing expense	642	685	(43)	-6%
Distribution expense	112	105	7	7%
Total selling, general and administrative expense	$1,889	$1,879	$10	1%
______________________________________
(1)Includes depreciation expense of $118 million and $103 million for the fiscal years ended September 30, 2025 and September 30, 2024, respectively.

Total selling, general and administrative expense increased by $10 million, or 1%, to $1,889 million for the fiscal year ended September 30, 2025 from $1,879 million for the fiscal year ended September 30, 2024. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 28% for the fiscal year ended September 30, 2025 from 29% for the fiscal year ended September 30, 2024.
General and administrative expense increased by $46 million to $1,135 million for the fiscal year ended September 30, 2025 from $1,089 million for the fiscal year ended September 30, 2024. The increase in general and administrative expense was driven by incremental investment in technology of $21 million, higher depreciation expense of $15 million related to technology assets being placed into service, including the core financials component of our new technology platform, the impact of acquisitions of approximately $9 million, and higher executive transition costs of $8 million in the current year, partially offset by savings from the Company’s restructuring plans, a portion of which has been reinvested in the Company’s business. Expressed as a percentage of revenue, general and administrative expense remained constant at 17% for each of the fiscal years ended September 30, 2025 and September 30, 2024.
Selling and marketing expense decreased by $43 million, or 6%, to $642 million for the fiscal year ended September 30, 2025 from $685 million for the fiscal year ended September 30, 2024. Expressed as a percentage of revenue, selling and marketing expense decreased to 10% for the fiscal year ended September 30, 2025 from 11% for the fiscal year ended September 30, 2024 due to lower variable marketing spend and savings from the Company’s restructuring plans.
Distribution expense increased by $7 million, to $112 million for the fiscal year ended September 30, 2025 from $105 million for the fiscal year ended September 30, 2024 driven by revenue mix due to higher artist services and expanded-rights and concert promotion revenue. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the fiscal years ended September 30, 2025 and September 30, 2024.
Restructuring and Impairments
For the fiscal year ended September 30, 2025, total restructuring and impairment costs were $234 million consisting of approximately $95 million of restructuring charges and approximately $139 million of non-cash impairment losses. Impairment charges include a $79 million impairment charge on long-lived assets associated with EMP, which is now classified as held for sale as of September 30, 2025 and $60 million of charges recognized in connection with the Company’s restructuring plans primarily related to the write-off of certain long-form audiovisual production assets, impairments of operating lease right-of-use assets that are no longer in use and write-offs of artist advances.
Net gain on divestitures
There was no net gain on divestitures during the fiscal year ended September 30, 2025. During the fiscal year ended September 30, 2024, the Company recorded a pre-tax gain of $32 million in connection with the divestiture of certain sound recording and publishing rights.

Reconciliation of Net Income Attributable to Warner Music Group Corp. and Operating Income to Consolidated Adjusted OIBDA
As previously described, we use Adjusted OIBDA as one of our measures to evaluate our operating performance. The following table reconciles operating income to Adjusted OIBDA, and further provides the components from net income attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Fiscal Year Ended September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$365	$435	$(70)	-16%
Income attributable to noncontrolling interest	5	43	(38)	-88%
Net income	370	478	(108)	-23%
Income tax expense	120	123	(3)	-2%
Income before income taxes	490	601	(111)	-18%
Other expense (income)	42	61	(19)	-31%
Interest expense, net	162	161	1	1%
Operating income	694	823	(129)	-16%
Amortization expense	258	224	34	15%
Depreciation expense	118	103	15	15%
Restructuring and impairments	234	177	57	32%
Transformation initiative costs	70	76	(6)	-8%
Executive transition costs	8	—	8	—%
Net gain on divestitures	—	(32)	32	-100%
Non-cash stock-based compensation and other related costs	61	61	—	—%
Adjusted OIBDA	$1,443	$1,432	$11	1%
Adjusted OIBDA
Adjusted OIBDA increased by $11 million to $1,443 million for the fiscal year ended September 30, 2025, from $1,432 million for the fiscal year ended September 30, 2024, largely attributable to the impact of the Copyright Settlement of $9 million and the DSP True-Up Payments of $3 million in the current year, offset by the Licensing Extension of $74 million, the DSP True-Up Payments of $23 million, the Digital License Renewal of $12 million and the BMG Termination of $2 million in the prior year, as well as savings from the Company’s restructuring plans, a portion of which has been reinvested in the Company’s business, and favorable movements in currency exchange rates. Expressed as a percentage of total revenue, Adjusted OIBDA margin remained constant at 22% for each of the fiscal years ended September 30, 2025 and September 30, 2024.
Non-cash stock-based compensation and other related costs
Our non-cash stock-based compensation and other related costs remained constant at $61 million for each of the fiscal years ended September 30, 2025 and September 30, 2024, primarily related to the issuance of restricted stock units and market-based performance stock units and the acceleration of expense related to awards associated with certain employees that were terminated under our restructuring plans. Additionally, the current year includes $5 million of non-cash stock-based compensation expense related to the departure of our former CFO.
Net gain on divestitures
There was no net gain on divestitures during the fiscal year ended September 30, 2025. During the fiscal year ended September 30, 2024, the Company recognized a pre-tax gain of $32 million in connection with the divestitures of certain sound recording and publishing rights.
Executive transition costs
Executive transition costs were $8 million during the fiscal year ended September 30, 2025, which consisted of severance costs associated with the departure of our former CFO and other certain executives in the current year.

Transformation initiative costs
Our transformation initiative costs decreased by $6 million to $70 million for the fiscal year ended September 30, 2025 from $76 million for the fiscal year ended September 30, 2024 due to a decrease in costs associated with our finance transformation as assets are placed into service.
Restructuring and Impairments
Our restructuring and impairment charges increased $57 million to $234 million for the fiscal year ended September 30, 2025, from $177 million for the fiscal year ended September 30, 2024. The increase is primarily driven by an increase in non-cash impairment charges of $89 million driven by an impairment charge of $79 million on long-lived assets associated with EMP, which is now classified as held for sale as of September 30, 2025 and higher impairments recognized in connection with the Company’s restructuring plans. This is partially offset by lower restructuring costs of $32 million attributable to the Company’s restructuring plans.
Depreciation expense
Our depreciation expense increased by $15 million to $118 million for the fiscal year ended September 30, 2025 from $103 million for the fiscal year ended September 30, 2024. This increase is primarily due to an increase in technology assets being placed into service, including the core financials component of our new technology platform.
Amortization expense
Our amortization expense increased by $34 million, or 15%, to $258 million for the fiscal year ended September 30, 2025 from $224 million for the fiscal year ended September 30, 2024. The increase is driven by incremental amortization related to acquisitions of music-related assets.
Operating income
Our operating income decreased by $129 million to $694 million for the fiscal year ended September 30, 2025 from $823 million for the fiscal year ended September 30, 2024. The decrease in operating income was due to revenue mix, higher restructuring and non-cash impairment charges, higher depreciation and amortization expense and a decrease in net gain on divestitures, partially offset by factors that led to the increase in Adjusted OIBDA noted above.
Interest expense, net
Our interest expense, net, increased by $1 million to $162 million for the fiscal year ended September 30, 2025 from $161 million for the fiscal year ended September 30, 2024 due to incremental debt related to the Tempo Asset-Based Notes acquired in connection with the acquisition of Tempo Music, partially offset by lower interest rates on variable rate debt.
Other expense (income)
Other expense for the fiscal year ended September 30, 2025 primarily includes foreign currency losses on our Euro-denominated debt of $43 million, and currency exchange losses on our intercompany loans of $32 million, partially offset by income earned on equity method investments of $8 million.
Other expense for the fiscal year ended September 30, 2024 primarily includes foreign currency losses on our Euro-denominated debt of $47 million, and currency exchange losses on our intercompany loans of $26 million, partially offset by income earned on equity method investments of $8 million.
Income tax expense
Our income tax expense decreased by $3 million to $120 million for the fiscal year ended September 30, 2025 from $123 million for the fiscal year ended September 30, 2024. The decrease of $3 million in income tax expense is primarily due to the decrease in pre-tax income and benefit from the change in indefinite reinvestment assertion related to EMP, partially offset by benefits in the prior year from the winding down of the Company’s owned and operated media properties, updated allowable costs for reported foreign derived intangible income, and nontaxable income from partnerships.

Net income
Net income decreased by $108 million to $370 million for the fiscal year ended September 30, 2025 from $478 million for the fiscal year ended September 30, 2024 as a result of the factors described above.
Noncontrolling interest
There was $5 million of income attributable to noncontrolling interest for the fiscal year ended September 30, 2025, a decrease of $38 million, from $43 million of income attributable to noncontrolling interest for the fiscal year ended September 30, 2024, primarily driven by the impact of the Licensing Extension in the prior year, partially offset by higher income from non-wholly-owned subsidiaries in the current year.
Business Segment Results
Revenues, operating income (loss) and Adjusted OIBDA by business segment were as follows (in millions):

	For the Fiscal Year Ended September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Recorded Music
Revenues	$5,408	$5,223	$185	4%
Operating income	850	916	(66)	-7%
Adjusted OIBDA	1,269	1,282	(13)	-1%
Music Publishing
Revenues	1,306	1,210	96	8%
Operating income	224	238	(14)	-6%
Adjusted OIBDA	361	330	31	9%
Corporate expenses and eliminations
Revenue eliminations	(7)	(7)	—	—%
Operating loss	(380)	(331)	(49)	15%
Adjusted OIBDA loss	(187)	(180)	(7)	4%
Total
Revenues	6,707	6,426	281	4%
Operating income	694	823	(129)	-16%
Adjusted OIBDA	1,443	1,432	11	1%
Recorded Music
Revenues
Recorded Music revenue increased by $185 million to $5,408 million for the fiscal year ended September 30, 2025 from $5,223 million for the fiscal year ended September 30, 2024. U.S. Recorded Music revenues were $2,181 million and $2,210 million, or 40% and 42% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2025 and September 30, 2024, respectively. International Recorded Music revenues were $3,227 million and $3,013 million, or 60% and 58% of consolidated Recorded Music revenues, for the fiscal years ended September 30, 2025 and September 30, 2024, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights and physical revenues, partially offset by lower licensing revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$1,528	$1,411	$117	8%
Product costs	1,290	1,188	102	9%
Total cost of revenues	$2,818	$2,599	$219	8%
Recorded Music cost of revenues increased by $219 million, or 8%, to $2,818 million for the fiscal year ended September 30, 2025 from $2,599 million for the fiscal year ended September 30, 2024. Expressed as a percentage of Recorded Music revenue, cost of revenues increased to 52% for the fiscal year ended September 30, 2025 from 50% for the fiscal year ended September 30, 2024.
Artist and repertoire costs as a percentage of revenue increased to 28% for the fiscal year ended September 30, 2025 from 27% for the fiscal year ended September 30, 2024 primarily driven by revenue mix.
Product costs as a percentage of revenue increased to 24% for the fiscal year ended September 30, 2025 from 23% for the fiscal year ended September 30, 2024. The overall increase as a percentage of revenue is primarily due to revenue and deal mix from higher artist services and expanded-rights revenue.
Selling, general and administrative expenses
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$679	$664	$15	2%
Selling and marketing expense	615	663	(48)	-7%
Distribution expense	112	105	7	7%
Total selling, general and administrative expenses	$1,406	$1,432	$(26)	-2%
______________________________________
(1)Includes depreciation expense of $53 million and $52 million for the fiscal years ended September 30, 2025 and September 30, 2024, respectively.

Recorded Music selling, general and administrative expense decreased by $26 million, or 2%, to $1,406 million for the fiscal year ended September 30, 2025 from $1,432 million for the fiscal year ended September 30, 2024. General and administrative expenses increased by $15 million, primarily due to the impact of acquisitions of approximately $8 million, partially offset by lower non-cash stock-based compensation and other related expenses of $10 million and savings from the Company’s restructuring plans, a portion of which has been reinvested into the Company’s business. The decrease in selling and marketing expense was primarily due to lower variable marketing spend and savings from the Company’s restructuring plans. The decrease in distribution expense was primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 26% for the fiscal year ended September 30, 2025 from 27% for the fiscal year ended September 30, 2024.
Operating income and Adjusted OIBDA
Recorded Music operating income decreased by $66 million to $850 million for the fiscal year ended September 30, 2025 from $916 million for the fiscal year ended September 30, 2024 due to the factors that led to the decrease in Recorded Music Adjusted OIBDA noted below, as well as higher restructuring and non-cash impairment charges in the current year of $32 million, which is driven by $79 million of impairment charges recognized for long-lived assets associated with EMP, which is now classified as held for sale as of September 30, 2025, partially offset by lower restructuring and impairment charges in connection with the Company’s restructuring plans, higher non-cash stock-based compensation expense and other related costs of $10 million and higher amortization expense of $9 million, partially offset by a $17 million year-over-year decrease in net gain on divestitures.
Recorded Music Adjusted OIBDA decreased by $13 million, to $1,269 million for the fiscal year ended September 30, 2025 from $1,282 million for the fiscal year ended September 30, 2024. The decrease in Adjusted OIBDA is largely attributable to the

Copyright Settlement of $9 million and DSP True-Up Payments of $3 million in the current year, partially offset by the Licensing Extension of $74 million, DSP True-Up Payments of $23 million, the Digital License Renewal of $12 million, and the $2 million impact of the BMG Termination in the prior year, as well as savings from the Company’s restructuring plans, a portion of which has been reinvested in the Company’s business, and the impact of favorable movements in foreign currency exchange rates. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin decreased to 23% for the fiscal year ended September 30, 2025 from 25% for the fiscal year ended September 30, 2024, due to the factors noted above.
Music Publishing
Revenues
Music Publishing revenues increased by $96 million, or 8%, to $1,306 million for the fiscal year ended September 30, 2025 from $1,210 million for the fiscal year ended September 30, 2024. U.S. Music Publishing revenues were $693 million and $660 million, or 53% and 55% of consolidated Music Publishing revenues, for the fiscal years ended September 30, 2025 and September 30, 2024, respectively. International Music Publishing revenues were $613 million and $550 million, or 47% and 45% of consolidated Music Publishing revenues, for the fiscal years ended September 30, 2025 and September 30, 2024, respectively.
The overall increase in Music Publishing revenue was driven by growth in digital, performance, synchronization and mechanical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$821	$763	$58	8%
Total cost of revenues	$821	$763	$58	8%

Music Publishing cost of revenues increased by $58 million, or 8%, to $821 million for the fiscal year ended September 30, 2025 from $763 million for the fiscal year ended September 30, 2024. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues remained constant at 63% for each of the fiscal years ended September 30, 2025 and September 30, 2024.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$131	$123	$8	7%
Selling and marketing expense	3	2	1	50%
Total selling, general and administrative expense	$134	$125	$9	7%
______________________________________
(1)Includes depreciation expense of $5 million and $4 million for the fiscal years ended September 30, 2025 and September 30, 2024, respectively.

Music Publishing selling, general and administrative expense increased by $9 million to $134 million for the fiscal year ended September 30, 2025 from $125 million for the fiscal year ended September 30, 2024. The increase was primarily due to higher compensation and employee-related costs and an increase in selling and marketing expense from higher variable marketing spend. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained constant at 10% for each of the fiscal years ended September 30, 2025 and September 30, 2024.

Operating income and Adjusted OIBDA
Music Publishing operating income decreased by $14 million to $224 million for the fiscal year ended September 30, 2025 from $238 million for the fiscal year ended September 30, 2024 largely due to the factors affecting Adjusted OIBDA discussed below, partially offset by higher amortization expense of $24 million and a $14 million net gain on a divestiture recognized in the prior year.
Music Publishing Adjusted OIBDA increased by $31 million, or 9%, to $361 million for the fiscal year ended September 30, 2025 from $330 million for the fiscal year ended September 30, 2024. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin increased to 28% for the fiscal year ended September 30, 2025 from 27% in the fiscal year ended September 30, 2024, primarily driven by revenue mix, partially offset by $5 million of restructuring and non-cash impairment charges in the current year.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $49 million to $380 million for the fiscal year ended September 30, 2025 from $331 million for the fiscal year ended September 30, 2024. The increase is primarily due to an increase in restructuring and non-cash impairment charges associated with the Company’s restructuring plans of $20 million, an increase in depreciation of $13 million, higher non-cash stock-based compensation and other related costs of $9 million and executive transition costs of $4 million, partially offset by a decrease in finance transformation costs of $6 million.
Our Adjusted OIBDA loss from corporate expenses and eliminations increased by $7 million to $187 million for the fiscal year ended September 30, 2025 from $180 million for the fiscal year ended September 30, 2024 primarily due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at September 30, 2025
At September 30, 2025, we had $4.365 billion of debt (which is net of $36 million of premiums, discounts and deferred financing costs), $532 million of cash and equivalents (net debt of $3.833 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $647 million of Warner Music Group Corp. equity. This compares to $4.014 billion of debt (which is net of $34 million of premiums, discounts and deferred financing costs), $694 million of cash and equivalents (net debt of $3.320 billion) and $518 million of Warner Music Group Corp. equity at September 30, 2024.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the fiscal years ended September 30, 2025 and September 30, 2024 have been derived from our consolidated financial statements included elsewhere herein.

	Fiscal Year Ended September 30,
	2025	2024
Cash provided by (used in):
Operating activities	$678	$754
Investing activities	(340)	(311)
Financing activities	(497)	(396)
Operating Activities
Cash provided by operating activities was $678 million for the fiscal year ended September 30, 2025 compared to $754 million for the fiscal year ended September 30, 2024. The $76 million, or 10%, decrease in cash provided by operating activities during the current year was primarily due to timing of working capital, increased royalty payments to artists, and severance payments related to the 2024 Strategic Restructuring Plan, partially offset by higher cash receipts from digital service providers.
Investing Activities
Cash used in investing activities was $340 million for the fiscal year ended September 30, 2025 compared to $311 million for the fiscal year ended September 30, 2024.
Cash used in investing activities of $340 million for the fiscal year ended September 30, 2025 consisted of $46 million relating to investments and acquisitions of businesses, $195 million to acquire music-related assets, and $139 million relating to capital expenditures, partially offset by $40 million of proceeds from the sale of investments.
Cash used in investing activities of $311 million for the fiscal year ended September 30, 2024 consisted of $40 million relating to investments and acquisitions of businesses, $187 million to acquire music-related assets, and $116 million relating to capital expenditures, partially offset by $19 million of proceeds from divestitures and $13 million of proceeds from the sale of investments.
Financing Activities
Cash used in financing activities was $497 million for the fiscal year ended September 30, 2025 compared to cash used in financing activities of $396 million for the fiscal year ended September 30, 2024.
The $497 million of cash used in financing activities for the fiscal year ended September 30, 2025 consisted of cash paid to settle deferred consideration related to prior year acquisitions of music publishing rights and music catalogs of $23 million, dividends paid of $383 million, deferred financing costs of $2 million, distributions to noncontrolling interest holders of $15 million, taxes paid to net share settle restricted stock units and Class A common shares of $20 million, common stock repurchased and retired of $16 million, redemption of noncontrolling interests of $37 million, and repayment of the Term Loan Mortgage of $1 million.
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
There were no drawdowns on the Revolving Credit Facility or Beethoven Credit Agreement (as defined below) during the fiscal years ended September 30, 2025 and September 30, 2024.

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
Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BBB- in August 2024 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba1 in March 2025 with a positive outlook update. In September 2025, Fitch assigned us a BBB- long-term credit rating with a stable outlook. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.1% as of September 30, 2025. Our nearest-term maturity date is in 2028. Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
Tempo Asset-Based Notes
Following its acquisition of Tempo Music on February 5, 2025, the Company holds approximately $311 million of asset-based securities due November 2050 (“Asset-Based Notes”) issued by a subsidiary of Tempo Music and secured only by certain music rights owned by Tempo Music and is nonrecourse to the Company and its subsidiaries, other than Tempo Music. These notes, which consist of multiple fixed rate tranches, will accrue at a fixed weighted average rate of 4.62% until the estimated term of November 30, 2027, with higher interest rates thereafter if the notes are not refinanced by then. Pursuant to the indenture governing the Asset-Based Notes, the outstanding Asset-Based Notes may be redeemed in whole or in part at any time upon providing notice to the trustee and paying agent. Principal and interest are payable in equal semi-annual installments.
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
In connection with the JV Agreement, on the same date, Beethoven Financing 1, LLC, a Delaware limited liability company and an indirect subsidiary of the Company, as borrower (the “Initial Borrower”), the additional borrowers that may from time to time become party thereto (together with the Initial Borrower, the “Borrowers”), Beethoven Holdings 1, LLC, a Delaware limited liability company, as guarantor (the “Initial Guarantor”), the additional guarantors from time to time party thereto (together with the Initial Guarantor, the “Guarantors”), each of the commercial paper conduits from time to time party thereto (the “Conduit Lenders”), each of the financial institutions from time to time party thereto as committed lenders (the “Committed Lenders” and, together with the Conduit Lenders, the “Lenders”), the conduit managing agents from time to time party thereto, The Bank of New York Mellon, as administrative agent for the Lenders and as collateral agent for the Secured Parties (in each case, as defined in the Beethoven Credit Agreement), entered into a Credit and Security Agreement (the “Beethoven Credit Agreement”) pursuant to which the Lenders have agreed to extend up to $500 million in commitment amounts to the Borrowers (the “Beethoven Credit Facility”). The obligations of the Borrowers under the Beethoven Credit Agreement will be (a) secured by the Borrowers with a first priority security interest in all of their respective assets and (b) guaranteed by the Guarantors with a first priority security interest in all of their respective assets.
The Beethoven Credit Agreement contains affirmative and negative covenants for this type of facility, and the ability, subject to the consent of the Lenders, to increase the size of the facility to $700 million.

Term Loan Mortgage Agreement
On January 27, 2023, Acquisition Corp., along with Warner Records Inc. and Warner Music Inc., entered into an agreement with Truist Bank, which provides for a term loan of $19 million (“Term Loan Mortgage”) secured by the Company’s real estate properties in Nashville, Tennessee. Interest on the Term Loan Mortgage will accrue at a rate of 30-day Secured Overnight Financing Rate (“SOFR”) plus the applicable margin of 1.40% subject to a zero floor. Equal principal installments and interest are due monthly. The outstanding balance for the Term Loan Mortgage as of September 30, 2025 was $17 million.
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

Acquisition Corp. is the borrower under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $350 million and includes a $90 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Revolving Term SOFR”), and other rates for alternate currencies, such as EURIBOR and SONIA, as provided in the Revolving Credit Agreement, subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving Term SOFR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.02x at September 30, 2025, the applicable margin for SOFR loans and RFR loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement).
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
Voluntary reductions of the unutilized portion of the Commitments under the Revolving Credit Facility are permitted at any time in certain minimum principal amounts, without premium or penalty. Voluntary prepayments of borrowings under the Revolving Credit Facility are permitted at any time in certain minimum principal amounts, subject to reimbursement of the lenders’ redeployment costs actually incurred in the case of a prepayment of SOFR-based borrowings other than on the last day of the relevant interest period. There were no loans outstanding under the Revolving Credit Facility at September 30, 2025.
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
At any time prior to July 15, 2025, the 3.875% Senior Secured Notes may be redeemed at a redemption price equal to 100% of the principal amount of the 3.875% Senior Secured Notes redeemed plus the applicable make-whole premium (the “Make-Whole Redemption”) set forth in the Secured Notes Indenture, plus accrued and unpaid interest thereon, if any, to the applicable redemption date in accordance with the 3.875% Supplemental Indenture. Additionally, at any time prior to July 15, 2025, on one or more occasions, up to 40% of the 3.875% Senior Secured Notes may be redeemed with proceeds that Acquisition Corp. or its direct or indirect parent raises in one or more equity offerings (the “Equity Redemption”) at a redemption price equal to 103.875% of the principal amount of the 3.875% Senior Secured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption. On or after July 15, 2025, Acquisition Corp. may redeem all or a portion of the 3.875% Senior Secured Notes, at its option, at the redemption prices starting at 101.938% (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, on the 3.875% Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on July 15, 2025. Additionally, during any twelve-month period prior to July 15, 2025, the 3.875% Senior Secured Notes may be redeemed at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (the “Secured Notes Redemption”).
2.750% Senior Secured Notes
Also on June 29, 2020, Acquisition Corp. issued €325 million in aggregate principal amount of its 2.750% Senior Secured Notes under the Senior Secured Base Indenture, as supplemented by the Second Supplemental Indenture, dated as of June 29, 2020, among Acquisition Corp., the guarantors party thereto and the Trustee (the “2.750% Supplemental Indenture”).
At any time prior to July 15, 2023, the 2.750% Senior Secured Notes may be redeemed pursuant to a Make-Whole Redemption in accordance with the 2.750% Supplemental Indenture. Additionally, at any time prior to July 15, 2023, the 2.750% Senior Secured Notes may be redeemed pursuant to an Equity Redemption at a redemption price equal to 102.750% of the principal amount of the 2.750% Senior Secured Notes redeemed, plus accrued and unpaid interest, subject to the same provisos as the 3.875% Senior Secured Notes Equity Redemption. On or after July 15, 2023, Acquisition Corp. may redeem all or a portion of the 2.750% Senior Secured Notes, at its option, at the redemption prices starting at 101.375% (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, on the 2.750% Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on July 15, 2023. Additionally, during any twelve-month period prior to July 15, 2023, the 2.750% Senior Secured Notes may be redeemed pursuant to a Secured Notes Redemption. As of September 30, 2025, there have been no redemptions on the 2.750% Senior Secured Notes.

3.000% Senior Secured Notes
On August 12, 2020, Acquisition Corp. issued $550 million in aggregate principal amount of its 3.000% Senior Secured Notes under the Senior Secured Base Indenture, as supplemented by the Third Supplemental Indenture, dated as of August 12, 2020, among Acquisition Corp., the guarantors party thereto and the Trustee (the “3.000% Supplemental Indenture”).
At any time prior to February 15, 2026, the 3.000% Senior Secured Notes may be redeemed pursuant to a Make-Whole Redemption in accordance with the 3.000% Supplemental Indenture. Additionally, at any time prior to August 15, 2023, the 3.000% Senior Secured Notes may be redeemed pursuant to an Equity Redemption at a redemption price equal to 103.000% of the principal amount of the 3.000% Senior Secured Notes redeemed, plus accrued and unpaid interest, subject to the same provisos as the 3.875% Senior Secured Notes Equity Redemption. On or after February 15, 2026, Acquisition Corp. may redeem all or a portion of the 3.000% Senior Secured Notes, at its option, at the redemption prices starting at 101.500% (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, on the 3.000% Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15, 2026. Additionally, during any twelve-month period prior to February 15, 2026, the 3.000% Senior Secured Notes may be redeemed pursuant to a Secured Notes Redemption.
On November 2, 2020, Acquisition Corp. issued and sold $250 million of additional 3.000% Senior Secured Notes (the “Additional Notes”). Interest on the Additional Notes will accrue at the rate of 3.000% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2021. The Additional Notes have identical terms as (other than the issue date and the issue price), are fungible with, and are treated as a single series of senior secured debt securities with, the 3.000% Senior Secured Notes issued on August 12, 2020 (the “Original Notes”).
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
At any time prior to August 15, 2026, the 2.250% Senior Secured Notes may be redeemed pursuant to a Make-Whole Redemption in accordance with the 2.250% Supplemental Indenture. Additionally, at any time prior to August 15, 2026, the 2.250% Senior Secured Notes may be redeemed pursuant to an Equity Redemption at a redemption price equal to 102.250% of the principal amount of the 2.250% Senior Secured Notes redeemed, plus accrued and unpaid interest, subject to the same provisos as the 3.875% Senior Secured Notes Equity Redemption. On or after August 15, 2026, Acquisition Corp. may redeem all or a portion of the 2.250% Senior Secured Notes, at its option, at the redemption prices starting at 101.125% (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, on the 2.250% Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15, 2026. Additionally, during any twelve-month period prior to August 15, 2026, the 2.250% Senior Secured Notes may be redeemed pursuant to a Secured Notes Redemption at 101.125%.
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
At any time prior to December 1, 2024, the 3.750% Senior Secured Notes may be redeemed pursuant to a Make-Whole Redemption in accordance with the 3.750% Supplemental Indenture. Additionally, at any time prior to December 1, 2024, the 3.750% Senior Secured Notes may be redeemed pursuant to an Equity Redemption at a redemption price equal to 103.750% of the principal amount of the 3.750% Senior Secured Notes redeemed, plus accrued and unpaid interest, subject to the same provisos as the 3.875% Senior Secured Notes Equity Redemption. On or after December 1, 2024, Acquisition Corp. may redeem all or a portion of the 3.750% Senior Secured Notes, at its option, at the redemption prices starting at 101.875% (expressed as a percentage of principal amount) plus accrued and unpaid interest thereon, if any, on the 3.750% Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on December 1, 2024. Additionally, during any twelve-month period prior to December 1, 2024, the 3.750% Senior Secured Notes may be redeemed pursuant to a Secured Notes Redemption. As of September 30, 2025, there have been no redemptions on the 3.750% Senior Secured Notes.
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
Existing Debt as of September 30, 2025
As of September 30, 2025, our long-term debt consists of the following (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2031	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	381
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	522
3.000% Senior Secured Notes due 2031	800
Mortgage Term Loan due 2033	17
Total Acquisition Corp. debt, including the current portion	4,090
Premium less unamortized discount and unamortized deferred financing costs	(27)
Total Acquisition Corp. long-term debt, including the current portion, net	$4,063
Beethoven JV Credit Agreement (b)	—
Tempo Asset-Based Notes due 2050	311
Unamortized discount	(9)
Total asset-based long-term debt, including the current portion, net (c)	$302
Total long-term debt, including the current portion, net	$4,365
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility with no letters of credit outstanding at September 30, 2025. There were no loan outstanding under the Revolving Credit Facility at September 30, 2025.
(b)Reflects $500 million of commitments under the Beethoven JV Credit Agreement. There were no loans outstanding under the Beethoven JV Credit Agreement at September 30, 2025.
(c)The Asset-Based Notes are secured only by certain music rights owned by Tempo Music and are nonrecourse to the Company and its subsidiaries, other than Tempo Music. There are currently no amounts outstanding under the Beethoven Credit Agreement.
Repurchase Program
On November 14, 2024, the Company’s board of directors authorized a new $100 million share repurchase program (the “Share Repurchase Program”), which is intended to offset dilution from the Omnibus Incentive Plan. The $100 million share repurchase authorization does not obligate the Company to purchase any shares and the Share Repurchase Program does not have a fixed expiration date. As of September 30, 2025, approximately $84 million of the $100 million share repurchase authorization remained available.
The Company repurchased and retired 477,281 shares for $16 million during the fiscal year ended September 30, 2025.
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
On November 7, 2025, the Company’s board of directors declared a cash dividend of $0.19 per share on the Company’s Class A Common Stock and Class B, as well as related payments under certain stock-based compensation plans, payable on December 2, 2025 to stockholders of record as of the close of business on November 19, 2025.
The Company paid cash dividends to stockholders and participating security holders of $383 million and $361 million for the fiscal years ended September 30, 2025 and 2024, respectively.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility, the Senior Term Loan Facility, and the Asset-Based Notes as of September 30, 2025.
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
The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended September 30, 2025, for the twelve months ended September 30, 2024 and for the three months ended September 30, 2025 and September 30, 2024. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended September 30, 2025. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Net Income	$370	$478	$109	$48
Income tax expense	120	123	(3)	3
Interest expense, net	162	161	43	40
Depreciation and amortization	376	327	104	83
Net losses (gains) on divestitures and sale of securities	(30)	(42)	(1)	—
Restructuring and severance (a)	107	133	92	81
Net hedging and foreign exchange (gains) losses (b)	80	74	(6)	54
Transaction costs	4	7	—	2
Business optimization expenses (c)	89	102	21	28
Non-cash stock-based compensation expense (d)	54	52	12	25
Other non-cash charges (e)	142	54	37	(3)
Unrestricted subsidiary income	(16)	—	(6)	—
Pro forma impact of cost savings initiatives and specified transactions (f)	294	150	69	34
Adjusted EBITDA	$1,752	$1,619	$471	$395
Senior Secured Indebtedness (g)	$3,546
Leverage Ratio (h)	2.02x
______________________________________
(a)Reflects severance costs and other restructuring related expenses, including those related to the Company’s restructuring plans as well as the executive transition costs in the current and prior year.
(b)Reflects unrealized losses (gains) due to foreign exchange on our Euro-denominated debt, losses (gains) from foreign currency forward exchange contracts and intercompany transactions.
(c)Reflects costs associated with our transformation initiatives and technology system updates, which includes costs of $17 million and $70 million related to our finance transformation for the three and twelve months ended September 30, 2025, respectively, as well as $20 million and $76 million for the three and twelve months ended September 30, 2024, respectively.
(d)Reflects non-cash stock-based compensation expense related to the Omnibus Incentive Plan.
(e)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market adjustment of equity investments, investment losses (gains) and $60 million of non-cash impairment losses resulting from the Company’s restructuring plans as well as an impairment charge of $79 million for long-lived assets associated with EMP, which is now classified as held for sale as of September 30, 2025.
(f)Reflects expected savings resulting from transformation initiatives, including the 2025 Restructuring Plan, the 2024 Strategic Restructuring Plan, and the 2023 Restructuring Plan, as well as the pro forma impact of certain specified transactions for the three and twelve months ended September 30, 2025. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $125 million increase in the twelve months ended September 30, 2025 Adjusted EBITDA.
(g)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $4.063 billion less cash of $516 million, which excludes cash and debt held at Tempo Music, a restricted subsidiary.
(h)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of September 30, 2025 not exceeding $750 million in accordance with the Sixth Revolving Credit Agreement Amendment as described further in Note 10. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $140 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $140 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein. In connection with the acquisition of Tempo Music, the acquired entity was designated as an unrestricted subsidiary, and therefore net income and Adjusted EBITDA do not include the results of Tempo Music, and the Asset-Based Notes issued by a subsidiary of Tempo Music are not included in our indebtedness for purposes of calculating the Leverage Ratio.
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

Contractual and Other Obligations
Firm Commitments
The following table summarizes the Company’s aggregate contractual obligations at September 30, 2025, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Firm Commitments and Outstanding Debt	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(in millions)
Senior Secured Notes (1)	$—	$381	$1,075	$1,322	$2,778
Interest on Senior Secured Notes (1)	87	174	143	24	428
Senior Term Loan Facility (1)	—	—	—	1,295	1,295
Interest on Senior Term Loan Facility (1)	71	126	133	28	358
Term Loan Mortgage (1)	—	—	—	17	17
Interest on Term Loan Mortgage (1)	1	1	1	2	5
Tempo Asset-Based Notes (1) (5)	—	—	—	311	311
Interest on Tempo Asset-Based Notes (1) (5)	15	31	37	383	466
Operating leases (2)	53	112	76	42	283
Artist, songwriter and co-publisher commitments (3)	593	*	*	*	593
Minimum funding commitments to investees and other obligations (4)	25	20	1	—	46
Total firm commitments and outstanding debt	$845	$845	$1,466	$3,424	$6,580
______________________________________
The following is a description of our firmly committed contractual obligations at September 30, 2025:
(1)Outstanding debt obligations consist of the Senior Secured Notes, Senior Term Loan Facility, the Term Loan Mortgage, and the Tempo Asset-Based Notes . These obligations have been presented based on the principal amounts due as of September 30, 2025. Amounts do not include any fair value adjustments, bond premiums, discounts or unamortized deferred financing costs.
(2)Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world.
(3)The Company routinely enters into long-term commitments with recording artists, songwriters and publishers for the future delivery of music. Such commitments generally become due only upon delivery and Company acceptance of albums from the recording artists or future musical compositions from songwriters and publishers. Additionally, such commitments are typically cancellable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, off-balance sheet aggregate firm commitments to such talent approximated $593 million at September 30, 2025. The aggregate firm commitments expected for the next twelve-month period based on contractual obligations and the Company’s expected release schedule approximates $348 million at September 30, 2025.
(4)We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above. Other long-term liabilities, which are not included in the table above, include $12 million and $10 million of liabilities for uncertain tax positions as of September 30, 2025 and September 30, 2024, respectively. We are unable to accurately predict when these amounts will be realized or released.
(5)Outstanding debt obligations related to Tempo Asset-Based Notes, including the estimated timing and effect of those obligations, reflect the contractual repayment date of November 2050.

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
As of September 30, 2025, we had recorded goodwill in the amount of $2.061 billion, including $1.597 billion and $464 million for our Recorded Music and Music Publishing businesses, respectively, primarily related to the Merger and PLG Acquisition. As of September 30, 2025, we had recorded indefinite-lived intangible assets of $154 million. We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year as of July 1. We performed a qualitative assessment for our reporting units and other indefinite-lived intangible assets in fiscal 2025. This assessment considered changes in our projected future cash flows and discount rates, recent market transactions and overall macroeconomic conditions. Based on this assessment, we concluded that it was more likely than not that the estimated fair values of our reporting units and other indefinite-lived intangible assets were higher than their carrying values and that the performance of a quantitative impairment test was not required.
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
We had $2,740 million and $2,549 million of royalty payables in our balance sheet at September 30, 2025 and September 30, 2024, respectively.
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
We had $1,660 million and $1,344 million of advances in our balance sheet at September 30, 2025 and September 30, 2024, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included elsewhere herein for more information regarding recently issued accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our consolidated financial statements included herein, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2025, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2024.
Foreign Currency Risk
Within our global business operations, we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Mexican Peso, Norwegian krone, and Polish Zloty and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset fluctuations in the Euro. As of September 30, 2025, the Company had outstanding foreign currency forward exchange contracts for sale of $460 million and the purchase of $170 million of foreign currencies at fixed rates.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at September 30, 2025, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $29 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are used to manage foreign currency exchange rate risk, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $4.401 billion of principal debt outstanding at September 30, 2025, of which $1.312 billion was variable-rate debt and $3.089 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At September 30, 2025, 70% of the Company’s debt was at a fixed rate. In addition, as of September 30, 2025, we have the option under our floating rate loans under the Senior Term Loan Facility to select a one, two, three or six month SOFR rate.
Based on the level of interest rates prevailing at September 30, 2025, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $4.270 billion. Further, as of September 30, 2025, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $30 million or increase the fair value of the fixed-rate debt by approximately $30 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
WARNER MUSIC GROUP CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Warner Music Group Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended September 30, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over Recorded Music digital revenue
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company generated $3,594 million of digital revenues within the Recorded Music segment for the year ended September 30, 2025. The Company’s Recorded Music digital revenue recognition process involves a high volume of royalty transactions dependent on several information technology (IT) applications responsible for the initiation, processing, and recording of transactions in accordance with the Company’s accounting policy.
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
November 20, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Warner Music Group Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Warner Music Group Corp. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended September 30, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated November 20, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
New York, New York
November 20, 2025

Warner Music Group Corp.
Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)

	September 30, 2025	September 30, 2024
Assets
Current assets:
Cash and equivalents	$532	$694
Accounts receivable, net of allowances of $27 million and $26 million	1,340	1,255
Inventories	62	99
Royalty advances expected to be recouped within one year	581	470
Assets held for sale	89	—
Prepaid and other current assets	166	125
Total current assets	2,770	2,643
Royalty advances expected to be recouped after one year	1,079	874
Property, plant and equipment, net	441	481
Operating lease right-of-use assets, net	189	225
Goodwill	2,061	2,021
Intangible assets subject to amortization, net	2,725	2,359
Intangible assets not subject to amortization	154	152
Deferred tax assets, net	111	52
Other assets	299	348
Total assets	$9,829	$9,155
Liabilities and Equity
Current liabilities:
Accounts payable	$257	$289
Accrued royalties	2,740	2,549
Accrued liabilities	666	641
Accrued interest	31	17
Operating lease liabilities, current	43	45
Deferred revenue	286	246
Liabilities held for sale	49	—
Other current liabilities	129	110
Total current liabilities	4,201	3,897
Acquisition corp. long-term debt	4,063	4,014
Asset-based long-term debt	302	—
Operating lease liabilities, noncurrent	200	228
Deferred tax liabilities, net	164	195
Other noncurrent liabilities	142	146
Total liabilities	$9,072	$8,480
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 146,906 and 142,559 shares issued and outstanding as of September 30, 2025 and September 30, 2024, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 375,380 and 375,380 issued and outstanding as of September 30, 2025 and September 30, 2024, respectively	1	1
Additional paid-in capital	2,166	2,077
Accumulated deficit	(1,331)	(1,313)
Accumulated other comprehensive loss, net	(189)	(247)
Total Warner Music Group Corp. equity	647	518
Noncontrolling interest	110	157
Total equity	757	675
Total liabilities and equity	$9,829	$9,155
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)

	Fiscal Year Ended September 30,
	2025	2024	2023
Revenue	$6,707	$6,426	$6,037
Costs and expenses:
Cost of revenue	(3,632)	(3,355)	(3,177)
Selling, general and administrative expenses (a)	(1,889)	(1,879)	(1,826)
Restructuring and impairments	(234)	(177)	(40)
Amortization expense	(258)	(224)	(245)
Total costs and expenses	(6,013)	(5,635)	(5,288)
Net gain on divestitures	—	32	41
Operating income	694	823	790
Loss on extinguishment of debt	—	—	(4)
Interest expense, net	(162)	(161)	(141)
Other expense, net	(42)	(61)	(36)
Income before income taxes	490	601	609
Income tax expense	(120)	(123)	(170)
Net income	370	478	439
Less: Income attributable to noncontrolling interest	(5)	(43)	(9)
Net income attributable to Warner Music Group Corp.	$365	$435	$430

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.69	$0.83	$0.82
Class B – Basic and Diluted	$0.69	$0.83	$0.82
Weighted average common shares:
Class A – Basic and Diluted	145,128	140,882	138,070
Class B – Basic and Diluted	375,380	376,641	377,650

(a) Includes depreciation expense:	$(118)	$(103)	$(87)
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income
(In millions)

	Fiscal Year Ended September 30,
	2025	2024	2023
Net income	$370	$478	$439
Other comprehensive income, net of tax:
Foreign currency adjustment, net	56	78	36
Deferred (loss) gain on derivative financial instruments	—	(1)	(12)
Minimum pension liability	2	(2)	1
Other comprehensive income, net of tax	58	75	25
Total comprehensive income	428	553	464
Less: Income attributable to noncontrolling interest	(5)	(43)	(9)
Comprehensive income attributable to Warner Music Group Corp.	$423	$510	$455
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Year Ended September 30,
	2025	2024	2023
Cash flows from operating activities
Net income	$370	$478	$439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	376	327	332
Unrealized losses (gains) and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	70	68	38
Deferred income taxes	(90)	(48)	(13)
Loss on extinguishment of debt	—	—	4
Net loss (gain) on investments	(27)	(6)	(3)
Net loss (gain) on divestitures	—	(32)	(42)
Non-cash interest expense	7	6	2
Non-cash stock-based compensation expense	54	52	49
Non-cash impairments and restructuring	139	57	—
Changes in operating assets and liabilities:
Accounts receivable, net	(61)	(110)	(113)
Inventories	(11)	30	(12)
Royalty advances	(312)	(222)	(191)
Other noncurrent assets	4	(85)	(10)
Accounts payable and accrued liabilities	(28)	86	77
Royalty payables	167	275	256
Accrued interest	7	(6)	1
Operating lease liabilities	(15)	(5)	(4)
Deferred revenue	40	(133)	(58)
Other balance sheet changes	(12)	22	(65)
Net cash provided by operating activities	678	754	687
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs	(195)	(187)	(114)
Capital expenditures	(139)	(116)	(127)
Investments and acquisitions of businesses, net of cash received	(46)	(40)	(126)
Proceeds from the sale of investments	40	13	22
Proceeds from divestitures	—	19	45
Net cash used in investing activities	(340)	(311)	(300)
Cash flows from financing activities
Partial proceeds from Senior Term Loan Facility refinancing	—	104	146
Partial repayment of Senior Term Loan Facility refinancing	—	(104)	—
Proceeds from Term Loan Mortgage	—	—	19
Repayment of Term Loan Mortgage	(1)	—	(1)
Deferred financing costs paid	(2)	(2)	(3)
Distribution to noncontrolling interest holders	(15)	(8)	(12)
Dividends paid	(383)	(361)	(340)
Payment of deferred and contingent consideration	(23)	(20)	(133)
Taxes paid related to net share settlement of restricted stock units and common stock	(20)	(5)	—
Common stock repurchased and retired	(16)	—	—
Redemption of noncontrolling interests	(37)	—	(1)
Net cash used in financing activities	(497)	(396)	(325)
Effect of exchange rate changes on cash and equivalents	—	6	(5)
Cash balances classified as assets held for sale	(3)	—	—
Net (decrease) increase in cash and equivalents	(162)	53	57
Cash and equivalents at beginning of period	694	641	584
Cash and equivalents at end of period	$532	$694	$641
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)
	Shares	Value	Shares	Value
Balances at September 30, 2022	137,199	$—	377,650	$1	$1,975	$(1,477)	$(347)	$152	$16	$168
Cumulative effect of ASC 842 adoption	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	430	—	430	9	439
Other comprehensive loss, net of tax	—	—	—	—	—	—	25	25	—	25
Dividends ($0.65 per share)	—	—	—	—	—	(340)	—	(340)	—	(340)
Stock-based compensation expense	—	—	—	—	39	—	—	39	—	39
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(12)	(12)
Acquisition of noncontrolling interests	—	—	—	—		—	—	—	112	112
Shares issued under the Plan	869	—	—	—	—	—	—	—	—	—
Conversion of Class B shares to Class A shares	—	—	—	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	277	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	1	—	—	1	(2)	(1)
Balances at September 30, 2023	138,345	$—	377,650	$1	$2,015	$(1,387)	$(322)	$307	$123	$430
Net income	—	—	—	—	—	435	—	435	43	478
Other comprehensive income, net of tax	—	—	—	—	—	—	75	75	—	75
Dividends ($0.69 per share)	—	—	—	—	—	(361)	—	(361)	—	(361)
Stock-based compensation expense	—	—	—	—	67	—	—	67	—	67
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(8)	(8)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Shares issued under the Plan	1,738	—	—	—	—	—	—	—	—	—
Exchange of Class B shares for Class A shares	2,270	—	(2,270)	—	—	—	—	—	—	—
Shares issued under Omnibus Incentive Plan	206	—	—	—	(5)	—	—	(5)	—	(5)
Other	—	—	—	—	—	—	—	—	—	—
Balances at September 30, 2024	142,559	$—	375,380	$1	$2,077	$(1,313)	$(247)	$518	$157	$675
Net income	—	—	—	—	—	365	—	365	5	370
Other comprehensive income, net of tax	—	—	—	—	—	—	58	58	—	58
Dividends ($0.73 per share)	—	—	—	—	—	(383)	—	(383)	—	(383)
Stock-based compensation expense	—	—	—	—	61	—	—	61	—	61
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(15)	(15)
Vesting of restricted stock units, net of shares withheld for employee taxes	800	—	—	—	(20)	—	—	(20)	—	(20)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	74	74
Shares issued under the Plan	2,607	—	—	—	—	—	—	—	—	—
Common shares repurchased and retired	(477)	—	—	—	(16)	—	—	(16)	—	(16)
Redemption of noncontrolling interests	1,417	—	—	—	64	—	—	64	(111)	(47)
Balances at September 30, 2025	146,906	$—	375,380	$1	$2,166	$(1,331)	$(189)	$647	$110	$757
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
Access continues to hold all of the Class B common stock of the Company, par value $0.001 per share (“Class B Common Stock”), representing approximately 98% of the total combined voting power of the Company’s outstanding common stock and approximately 72% of the economic interest as of September 30, 2025. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of NASDAQ.
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
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”) requires the Company first evaluate its investments to determine if any investments qualify as a variable interest entity (“VIE”). A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest. As of September 30, 2025 and 2024, there were approximately $65 million and $77 million of assets, respectively, and $2 million and $2 million of liabilities, respectively, related to VIEs included in our consolidated balance sheets.

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

Concentration of Credit Risk
Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. As of September 30, 2025 and September 30, 2024, Spotify AB represented 20% and 18%, respectively, of the Company’s accounts receivable balance. No other single customer accounted for more than 10% of accounts receivable in either period. The Company, by policy, routinely assesses the financial strength of its customers. As such, the Company does not believe there is any significant collection risk.
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
Foreign currency transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a foreign currency other than the functional currency. The Company recorded foreign currency transaction losses of $5 million, gains of $2 million and gains of $4 million within operating income on the consolidated statement of operations during the years ended September 30, 2025, 2024 and 2023, respectively. Furthermore, the Company recorded foreign currency transaction losses of $75 million, losses of $72 million and losses of $37 million within other (expense) income, net on the consolidated statement of operations during the years ended September 30, 2025, 2024 and 2023, respectively.

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

Advertising
As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”), advertising costs are expensed as incurred. Advertising expense amounted to approximately $113 million, $119 million and $136 million for the fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023, respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material for all periods presented.
Stock-Based Compensation
The Company accounts for stock-based payments in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). Stock-based compensation consists primarily of restricted stock units (“RSUs”) granted to the Company’s board of directors and eligible employees and executives under the Omnibus Incentive Plan. The Company measures compensation expense for RSUs based on the fair value of the award on the date of grant. The grant date fair value is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The Company accounts for forfeitures as they occur. Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally four years.
The Company has also granted market-based performance share units (“PSUs”) to our Chief Executive Officer, with the PSU award payout determined based on the Company’s total shareholder return compared to a designated peer group, and stock options to our Chief Financial Officer. The Company recognizes stock-based compensation expense based on the grant date fair value of the PSUs and stock options using a Monte Carlo simulation model analysis and Black-Scholes-Merton option-pricing-model, respectively, on a straight-line basis over the requisite service period of the awards, which is approximately three years for PSUs and four years for stock options.
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
New Accounting Pronouncements
Accounting Pronouncements Adopted as of September 30, 2025
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment enhances reportable segment disclosure requirements, primarily by requiring enhanced disclosures about significant segment expenses, reporting for interim periods, and Chief Operating Decision Maker (“CODM”) related information. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted these standards as of fiscal year ended September 30, 2025. See Note 17 for further information.
Accounting Pronouncements Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-06, Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendment aligns internal use software capitalization practices with agile development methodologies and external use software model by introducing updated capitalization criteria and removing existing project staging guidance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements.
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023.
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
The following table sets forth the calculation of basic and diluted net income per common share under the two-class method (in millions, except share amounts, which are reflected in thousands, and per share data):

	Fiscal Year Ended September 30,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income attributable to Warner Music Group Corp.	$105	$260	$122	$313	$119	$311
Less: Net income attributable to participating securities (a)	(4)	—	(6)	—	(6)	—
Net income attributable to common stockholders	$101	$260	$116	$313	$113	$311
Denominator
Weighted average shares outstanding	145,128	375,380	140,882	376,641	138,070	377,650
Basic and Diluted EPS (b)	$0.69	$0.69	$0.83	$0.83	$0.82	$0.82
______________________________________
(a)Participating securities include unvested restricted stock units, which include the right to receive non-forfeitable dividend equivalents. Participating securities are not contractually obligated to share in losses.
(b)For the fiscal year ended September 30, 2025, the weighted average shares outstanding for Diluted EPS includes the dilutive effect of approximately 397 shares. As the resulting Diluted EPS rounds to the same reported amount as Basic EPS, both Basic and Diluted EPS for the fiscal year ended September 30, 2025 are presented as $0.69 per share. There were no dilutive potentially issuable shares in the fiscal years ended September 30, 2024 and September 30, 2023.

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
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Fiscal Year Ended September 30,
	2025	2024	2023
	(in millions)
Revenue by Type
Digital	$3,594	$3,519	$3,322
Physical	527	519	507
Total digital and physical	4,121	4,038	3,829
Artist services and expanded-rights	835	684	744
Licensing	452	501	382
Total Recorded Music	5,408	5,223	4,955
Performance	228	198	173
Digital	800	763	669
Mechanical	63	58	63
Synchronization	197	175	167
Other	18	16	16
Total Music Publishing	1,306	1,210	1,088
Intersegment eliminations	(7)	(7)	(6)
Total revenues	$6,707	$6,426	$6,037
Revenue by geographical location
U.S. Recorded Music	$2,181	$2,210	$2,184
U.S. Music Publishing	693	660	582
Total U.S.	2,874	2,870	2,766
International Recorded Music	3,227	3,013	2,771
International Music Publishing	613	550	506
Total international	3,840	3,563	3,277
Intersegment eliminations	(7)	(7)	(6)
Total revenues	$6,707	$6,426	$6,037
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
Based on management’s analysis of sales returns, refund liabilities of $17 million and $20 million were established at September 30, 2025 and September 30, 2024, respectively.
Based on management’s analysis of estimated credit losses, reserves of $27 million and $26 million were established at September 30, 2025 and September 30, 2024, respectively.
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

Deferred revenue increased by $1.1 billion during the fiscal year ended September 30, 2025 and $645 million during the fiscal year ended September 30, 2024 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, offset by amounts recognized in the period. Revenue recognized during the fiscal years ended September 30, 2025 and 2024 which was included in the deferred revenue balance at the beginning of each respective period was $207 million and $330 million. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the fiscal years ended September 30, 2025, 2024 and 2023, the Company recognized revenue of $82 million, $122 million and $91 million, respectively, from performance obligations satisfied in previous periods.
Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long-term intellectual property licensing contracts containing fixed fees, advances and minimum guarantees. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2025 are as follows:

	FY26	FY27	FY28	Thereafter	Total
	(in millions)
Remaining performance obligations	$681	$173	$129	$43	$1,026
Total	$681	$173	$129	$43	$1,026
5. Comprehensive Income (Loss)
Comprehensive income, which is reported in the accompanying consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, Derivatives and Hedging. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of a related tax cost of less than $1 million.

	Foreign Currency Translation Gains (Losses) (a)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2022	$(358)	$(2)	$13	$(347)
Other comprehensive income	36	1	(12)	25
Balances at September 30, 2023	$(322)	$(1)	$1	$(322)
Other comprehensive income	78	(2)	(1)	75
Balances at September 30, 2024	$(244)	$(3)	$—	$(247)
Other comprehensive income	56	2	—	58
Balances at September 30, 2025	$(188)	$(1)	$—	$(189)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.

6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2025	September 30, 2024
	(in millions)
Land	$10	$11
Buildings and improvements	190	216
Furniture and fixtures	47	45
Computer hardware and software	788	650
Construction in progress	89	132
Machinery and equipment	18	42
Gross Property, Plant and Equipment	$1,142	$1,096
Less: Accumulated depreciation	(701)	(615)
Net Property, Plant and Equipment	$441	$481
The Company recognized $5 million of impairment expense associated with leasehold improvements in connection with our restructuring plans which are presented within Restructuring and Impairments in our consolidated statement of operations. Refer to Note 12 for additional information.
The Company’s classification of its EMP business as held for sale resulted in $49 million of impairment expense associated with buildings and improvements within the Recorded Music segment, with the remaining $20 million of property, plant and equipment reclassified as held for sale within our consolidated balance sheet as of September 30, 2025. Please refer to Note 18 for further discussion.
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
The Company enters into operating leases for buildings, office equipment, production equipment, warehouses, and other types of equipment. Our leases have remaining lease terms of 1 year to 18 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
Among the Company’s operating leases are its leases for the Ford Factory Building, located at 777 S. Santa Fe Avenue in Los Angeles, California, and for 27 Wrights Lane, Kensington, London, United Kingdom. The landlord for both leases is an affiliate of Access. As of September 30, 2025 and September 30, 2024, the aggregate lease liability related to these leases was $85 million and $99 million, respectively. See also Note 14, Related Party Transactions.
There are no restrictions or covenants, such as those relating to dividends or incurring additional financial obligations, relating to our lease portfolio, and residual value guarantees are not significant.
The components of lease expense were as follows:

	Fiscal Year Ended September 30,
	2025	2024
	(in millions)
Lease Cost
Operating lease cost	$55	$53
Variable lease cost	14	12
Total lease cost	$69	$65
The Company incurred and recorded other occupancy expenses of $21 million and $26 million for the fiscal years ended September 30, 2025 and 2024, respectively.
The Company additionally recognized approximately $20 million of impairment expense associated with right of use assets that are no longer in use during the fiscal year ended September 30, 2025 in connection with our restructuring plans which are presented within Restructuring and Impairments in our consolidated statement of operations. Refer to Note 12 for additional information.
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended September 30,
	2025	2024
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$63	$59
Right-of-use assets obtained in exchange for operating lease obligations	11	18

Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	September 30, 2024
	(in millions)
Operating Leases
Operating lease right-of-use assets	$189	$225

Operating lease liabilities, current	$43	$45
Operating lease liabilities, noncurrent	200	228
Total operating lease liabilities	$243	$273

Weighted Average Remaining Lease Term
Operating leases	6 years	6 years
Weighted Average Discount Rate
Operating leases	5.21%	5.56%
Maturities of lease liabilities were as follows:

Fiscal Year Ended September 30,	Operating Leases
(in millions)
2026	$53
2027	57
2028	55
2029	51
2030	25
Thereafter	42
Total lease payments	283
Less: Imputed interest	(40)
Total	$243
8. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2023	$1,529	$464	$1,993
Acquisitions	5	—	5
Other adjustments	23	—	23
Balances at September 30, 2024	$1,557	$464	$2,021
Acquisitions	24	—	24
Impairments	(4)	—	(4)
Other adjustments	20	—	20
Balances at September 30, 2025	$1,597	$464	$2,061
______________________________________
The increase in goodwill during the fiscal years ended September 30, 2025 and September 30, 2024 primarily relate to acquisitions entered into during each fiscal year. The other adjustments during both the fiscal years ended September 30, 2025 and September 30, 2024 primarily represent foreign currency movements.

The impairment for the fiscal year ended September 30, 2025 is associated with the Company’s classification of its EMP Merchandising (“EMP”) business as held for sale (Please refer to Note 18 for further discussion). The classification of EMP as held for sale required the disposal group to be measured at the lower of its carrying amount or its estimated fair value less costs to sell and resulted in an impairment loss of $4 million. Please refer to Note 18 for further discussion.

    The Company performs its annual goodwill impairment test in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”) during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The performance of the annual fiscal 2025 impairment analysis did not result in an impairment of the Company’s goodwill.
Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	September 30, 2025	September 30, 2024
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,799	$1,616
Music publishing copyrights	23 years	2,692	2,227
Artist and songwriter contracts	13 years	1,137	1,125
Trademarks	16 years	29	69
Other intangible assets	6 years	58	69
Total gross intangible assets subject to amortization		5,715	5,106
Accumulated amortization		(2,990)	(2,747)
Total net intangible assets subject to amortization		2,725	2,359
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	154	152
Total net intangible assets		$2,879	$2,511
The increase in net intangible assets during the fiscal year ended September 30, 2025 primarily related to the acquisition of Tempo Music Holdings, LLC (“Tempo Music”) which is further described below. Additionally, the Company completed various business combinations during the fiscal year ended September 30, 2025 which resulted in the recognition of intangible assets with a preliminary estimated fair value of $39 million in the aggregate within recorded music catalogs, artist and songwriter contracts, trademarks, and other intangibles. The increase in net intangible assets was partially offset by the Company’s classification of its EMP business as held for sale which resulted in the impairment of EMP trademarks and other intangible assets of $31 million, in the aggregate, within the Recorded Music segment, with the remaining $10 million intangible assets subject to amortization reclassified as held for sale within our consolidated balance sheet as of September 30, 2025. Please refer to Note 18 for further discussion.
On February 5, 2025, WMG Tempo Holdco LLC, a wholly owned subsidiary of Acquisition Corp. and an indirect subsidiary of the Company, which has majority representation on the board of WMG Tempo Holdco LLC, acquired a 50.1% interest in Tempo Music, a proprietary music rights acquisition platform, for consideration of $77 million, including transaction costs, with an option, exercisable on or prior to November 30, 2027, to acquire the remaining 49.9% of Tempo Music for approximately $73 million, subject to contractual adjustments. The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations, and the Company recognized $351 million of music publishing copyrights and $88 million of recorded music catalogs which will each be amortized over an estimated useful life of 15 years. Additionally, the Company recognized approximately $13 million of net assets, which consists primarily of cash and accounts receivables. In connection with the transaction, the Company assumed long-term debt held by one of Tempo Music’s subsidiaries, which was recognized on the acquisition date at its estimated fair value of approximately $302 million. The assumed long-term debt is secured only by certain music rights owned by Tempo Music and is nonrecourse to the Company and its subsidiaries, other than Tempo Music (refer to Note 9 for more information on the acquired long-term debt). Finally, the Company recognized a corresponding noncontrolling interest of $73 million based on the fair value of the acquired assets.
The Company performs its annual indefinite-lived intangible assets impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s indefinite-lived intangible assets may not be recoverable. The performance of the annual fiscal 2025 impairment analysis did not result in an impairment of the Company’s indefinite-lived intangible assets.

Amortization
Based on the amount of intangible assets subject to amortization at September 30, 2025, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ended September 30,	Amortization Expense
(in millions)
2026	$276
2027	236
2028	219
2029	213
2030	204
Thereafter	1,577
Total	$2,725
9. Debt
Debt Capitalization
As of September 30, 2025, our long-term debt consists of the following:

	September 30, 2025	September 30, 2024
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2031	1,295	1,295
2.750% Senior Secured Notes due 2028 (€325 face amount)	381	363
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031 (€445 face amount)	522	497
3.000% Senior Secured Notes due 2031	800	800
Mortgage Term Loan due 2033	$17	$18
Total debt, including the current portion	$4,090	$4,048
Premium less unamortized discount and unamortized DFCs	$(27)	$(34)
Total Acquisition Corp. long-term debt, including the current portion, net	4,063	4,014
Beethoven JV Credit Agreement (b)	—	—
Tempo Asset-Based Notes due 2050	311	—
Unamortized discount	$(9)	$—
Total asset-based long-term debt, including the current portion, net (c)	302	—
Total long-term debt, including the current portion, net	$4,365	$4,014
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility with no letters of credit outstanding at September 30, 2025 and September 30, 2024. There were no loans outstanding under the Revolving Credit Facility at September 30, 2025 or September 30, 2024.
(b)Reflects $500 million of commitments under the Beethoven JV Credit Agreement. There were no loans outstanding under the Beethoven JV Credit Agreement at September 30, 2025.
(c)The Tempo Asset-Based Notes due 2050 are secured only by certain music rights owned by Tempo Music and are nonrecourse to the Company and its subsidiaries, other than Tempo Music.

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. is party to and the borrower under a $1,295 million senior secured term loan credit facility, pursuant to a credit agreement dated November 1, 2012, as amended or supplemented (the “Senior Term Loan Credit Agreement”) with JPMorgan Chase Bank NA, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (the “Senior Term Loan Facility”). Additionally, as of September 30, 2025 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility (as defined below) and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, the covenants under the Revolving Credit Facility, which are currently suspended, will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility. The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of September 30, 2025.
Fiscal 2025 Transactions
Acquisition of Tempo Music
Following its acquisition of Tempo Music on February 5, 2025, the Company holds approximately $311 million of asset-based securities due November 2050 (“Asset-Based Notes”) issued by a subsidiary of Tempo Music and secured only by certain music rights owned by Tempo Music and is nonrecourse to the Company and its subsidiaries, other than Tempo Music. These notes, which consist of multiple fixed rate tranches, will accrue at a fixed weighted average rate of 4.62% until the estimated term of November 30, 2027, with higher interest rates thereafter if the notes are not refinanced by then. Pursuant to the indenture governing the Asset-Based Notes, the outstanding Asset-Based Notes may be redeemed in whole or in part at any time upon providing notice to the trustee and paying agent. Principal and interest are payable in equal semi-annual installments. The Company was in compliance with its covenants under its Asset-Based Notes as of September 30, 2025.
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
In connection with the JV Agreement, on the same date, Beethoven Financing 1, LLC, a Delaware limited liability company and an indirect subsidiary of the Company, as borrower (the “Initial Borrower”), the additional borrowers that may from time to time become party thereto (together with the Initial Borrower, the “Borrowers”), Beethoven Holdings 1, LLC, a Delaware limited liability company, as guarantor (the “Initial Guarantor”), the additional guarantors from time to time party thereto (together with the Initial Guarantor, the “Guarantors”), each of the commercial paper conduits from time to time party thereto (the “Conduit Lenders”), each of the financial institutions from time to time party thereto as committed lenders (the “Committed Lenders” and, together with the Conduit Lenders, the “Lenders”), the conduit managing agents from time to time party thereto, The Bank of New York Mellon, as administrative agent for the Lenders and as collateral agent for the Secured Parties (in each case, as defined in the Beethoven Credit Agreement), entered into a Credit and Security Agreement (the “Beethoven Credit Agreement”) pursuant to which the Lenders have agreed to extend up to $500 million in commitment amounts to the Borrowers (the “Beethoven Credit Facility”). The obligations of the Borrowers under the Beethoven Credit Agreement will be (a) secured by the Borrowers with a first priority security interest in all of their respective assets and (b) guaranteed by the Guarantors with a first priority security interest in all of their respective assets.
The advances under the Beethoven Credit Agreement shall bear interest at the rates described below under “—Interest Rates.”
The Beethoven Credit Agreement contains affirmative and negative covenants for this type of facility, and the ability, subject to the consent of the Lenders, to increase the size of the facility to $700 million.

There were no drawdowns on the Beethoven Credit Agreement during the fiscal year ended September 30, 2025. The Company is also in compliance with all covenants and there are no amounts outstanding for the fiscal year ended September 30, 2025.
Historical Transactions
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
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Revolving Term SOFR”), and other rates for alternate currencies, such as EURIBOR and SONIA, as provided in the Revolving Credit Agreement, subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving Term SOFR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 2.02x at September 30, 2025, the applicable margin for SOFR loans and risk-free rate loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 24, 2031.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is November 30, 2028.
Maturities of Senior Secured Notes
As of September 30, 2025, there are no scheduled maturities of notes until 2028, when $381 million is scheduled to mature. Thereafter, $2.397 billion is scheduled to mature.

Maturity of Term Loan Mortgage
The maturity date of the Term Loan Mortgage is January 27, 2033, subject to a call option exercisable by Truist Bank at any time after January 27, 2028 if certain criteria relating to the Company’s creditworthiness are met.
Maturity of Tempo Asset-Based Notes
The maturity date of the Asset-Based Notes is November 20, 2050.
Maturity of Beethoven Credit Agreement
The maturity date of the Beethoven Credit Facility is June 29, 2030.
Interest Expense, net
Total interest expense, net was $162 million, $161 million and $141 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. Interest expense, net includes interest expense related to our outstanding indebtedness of $177 million, $182 million, $157 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. The weighted-average interest rate of the Company’s total debt was 4.1% at September 30, 2025, 4.3% at September 30, 2024 and 4.1% at September 30, 2023.

10. Income Taxes
The domestic and foreign pretax income from continuing operations is as follows:

	Fiscal Year Ended September 30,
	2025	2024	2023
	(in millions)
Domestic	$137	$67	$218
Foreign	353	534	391
Income before income taxes	$490	$601	$609
Current and deferred income tax expense provided are as follows:

	Fiscal Year Ended September 30,
	2025	2024	2023
	(in millions)
Federal:
Current	$33	$26	$36
Deferred	(28)	(45)	(5)
Foreign:
Current (a)	163	137	128
Deferred	(62)	3	(3)
U.S. State:
Current	14	8	19
Deferred	—	(6)	(5)
Income tax expense	$120	$123	$170
______________________________________
(a)Includes withholding taxes of $46 million, $28 million and $38 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
The differences between the U.S. federal statutory income tax rate of 21.0% for each of the fiscal years ended September 30, 2025, 2024 and 2023 and income taxes provided are as follows:

	Fiscal Year Ended September 30,
	2025	2024	2023
	(in millions)
Taxes on income at the U.S. federal statutory rate	$103	$126	$128
U.S. state and local taxes	6	1	12
Foreign income taxed at different rates, including withholding taxes	22	29	33
Valuation allowance	26	—	(5)
Change in tax rates	—	3	—
GILTI and FDII	(4)	(3)	(4)
Federal research and development credits	(2)	(3)	(8)
Uncertain tax positions	2	(3)	7
Non-deductible compensation	7	11	8
Wind down of O&O media properties	—	(17)	—
Return to provision adjustments	(5)	(15)	4
Nontaxable income from partnerships	(1)	(9)	(1)
Change in indefinite reinvestment assertion	(34)	3	—
Other	—	—	(4)
Total income tax expense	$120	$123	$170

During the fiscal year ended September 30, 2025, the Company recognized a tax benefit of $37 million due to impairment and held for sale designation of its EMP business. $14 million of this benefit was recognized as a result of change in indefinite reinvestment assertion, for which the Company established a deferred tax asset of $38 million with a valuation allowance of $24 million. During the fiscal year ended September 30, 2024, the Company recognized a tax benefit of $15 million primarily related to change in prior year estimate for allowable costs for reported foreign derived intangible income. During the fiscal year ended September 30, 2023, the Company recognized a tax benefit of $8 million related to Federal research and development credits, which was partially offset by $7 million of income tax expense arising from an increase in uncertain tax positions in various jurisdictions.
For the fiscal years ended September 30, 2025 and September 30, 2024, the Company incurred losses in certain foreign territories and has offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. Significant components of the Company’s net deferred tax liabilities are summarized below:

	September 30, 2025	September 30, 2024
	(in millions)
Deferred tax assets:
Allowance and reserves	$26	$27
Employee benefits and compensation	82	80
Other accruals	66	45
Property, plant and equipment	61	61
Operating lease liabilities	62	69
Tax attribute carryforwards	74	62
Deferred revenue and debt	9	14
Investment in subsidiaries	27	—
Total deferred tax assets	407	358
Less: Valuation allowance	(51)	(25)
Deferred tax assets, net of valuation allowance	356	333

Deferred tax liabilities:
Royalty advances	(52)	(34)
Operating lease right-of-use assets	(49)	(57)
Accrued royalties	(50)	(52)
Intangible assets	(236)	(284)
Debt and other	(22)	(49)
Total deferred tax liabilities	(409)	(476)
Net deferred tax liabilities	$(53)	$(143)
At September 30, 2025, the Company has no remaining U.S. federal tax net operating loss carryforwards and $21 million tax net operating loss carryforwards in U.S. state and local jurisdictions that expire in various periods. The Company also has tax net operating loss carryforwards, with no expiration date, in France and the United Kingdom of $1 million and $4 million, respectively, and other tax net operating loss carryforwards in foreign jurisdictions that expire in various periods.
Deferred income taxes have not been recorded on indefinitely reinvested earnings of certain foreign subsidiaries of approximately $1 billion at September 30, 2025. Distribution of these earnings may result in foreign withholding taxes and U.S. state taxes. However, variables existing if and when remittance occurs make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.
The Company classifies interest and penalties related to uncertain tax position as a component of income tax expense. As of September 30, 2025 and September 30, 2024, the Company had accrued $2 million and $1 million of interest and penalties, respectively.

The following table reflects changes in the gross unrecognized tax benefits:

	Fiscal Year Ended September 30,
	2025	2024	2023
	(in millions)
Gross unrecognized tax benefits - beginning of period	$10	$13	$8
Additions for current year tax positions	2	2	3
Additions for prior year tax positions	1	—	9
Subtractions for prior year tax positions	(1)	(3)	(7)
Settlements	—	(2)	—
Gross unrecognized tax benefits - end of period	$12	$10	$13
Included in the total unrecognized tax benefits at September 30, 2025 and September 30, 2024 are $14 million and $11 million, respectively, that if recognized, would reduce the effective income tax rate. The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of September 30, 2025 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company has completed tax audits in the U.S. for tax years ended through September 30, 2013, in the UK for the tax years ended through September 30, 2020, in Germany for the tax years ended through September 30, 2019 and in France for the tax years ended through September 30, 2018. The Company is at various stages in the tax audit process in certain foreign and local jurisdictions.
The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted legislation as of January 1, 2025 and others are expected to enact legislation in the next few years. The Company has evaluated the potential impact of the rules based on the most recently available information. For the fiscal year ended September 30, 2025, the impact on the Company was immaterial. The Company will continue to monitor legislative developments to determine if there are significant changes to Pillar 2 rules that could lead to a material impact.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which introduces a wide-ranging set of tax reform provisions. These provisions are scheduled to take affect beginning in our fiscal year 2026. The Company is currently evaluating the potential impact of this law. The most significant and beneficial provisions to the Company include changes to the business interest expense deduction limitation, restored expensing for domestic research and development costs, and changes to GILTI.
11. Employee Benefit Plans
Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $56 million and $58 million as of September 30, 2025 and September 30, 2024, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had unfunded pension liabilities relating to these plans of approximately $38 million and $38 million recorded within other noncurrent liabilities in the accompanying consolidated balance sheets as of September 30, 2025 and September 30, 2024, respectively. The Company uses a September 30 measurement date for its plans. For the fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023, pension expense amounted to $3 million, $3 million and $3 million, respectively.
Certain employees also participate in defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $16 million for the fiscal year ended September 30, 2025, $16 million for the fiscal year ended September 30, 2024 and $14 million for the fiscal year ended September 30, 2023.

12. Restructuring and Impairments
2025 Restructuring Plan
On July 1, 2025, the Company announced a strategic restructuring plan (the “2025 Restructuring Plan”) designed to free up funds to invest in music and to accelerate the Company’s long-term growth. The Plan is expected to be fully implemented by the end of calendar year 2026. The Company expects to incur total charges of approximately $200 million on a pre-tax basis or approximately $150 million on an after-tax basis. Approximately $170 million of the charges will be for severance payments and other related termination costs and approximately $30 million of certain other charges. The Company anticipates that the Plan will result in cash expenditures of approximately $200 million of which $170 million is expected to be paid by the end of fiscal year 2026.

    For the fiscal year ended September 30, 2025, total severance and other termination costs recorded in connection with the 2025 Strategic Restructuring Plan were $90 million, of which $74 million of expense was recognized in our Recorded Music segment, $5 million was recorded in our Music Publishing segment, and $11 million was recognized in Corporate. Additionally, for the fiscal year ended September 30, 2025, the Company recognized $28 million of impairment losses, of which $6 million of expense was recognized in our Recorded Music segment and $22 million was recognized in Corporate. Impairment charges recognized primarily relate to impairments of operating lease right-of-use assets that are no longer in use and royalty advances based on operational changes in the intended use of these assets.
The following table sets forth the activity for the fiscal year ended September 30, 2025 in the restructuring accrual associated with the 2025 Restructuring Plan included within accrued liabilities in the accompanying consolidated balance sheets:

Severance Costs
(in millions)
Balance at September 30, 2024	$—
Restructuring charges	90
Cash payments	(5)
Balance at September 30, 2025	$85
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
For the fiscal year ended September 30, 2025, total severance and other termination costs recorded in connection with the 2024 Strategic Restructuring Plan were $6 million, of which $8 million of expense was recognized in our Recorded Music segment while there was an $2 million benefit recognized in Corporate due to a change in estimate. Additionally, for the fiscal year ended September 30, 2025, the Company recognized $32 million of impairment losses, all of which were recognized in our Recorded Music segment. Impairment charges recognized primarily relate to the write-off of certain long-form audiovisual production assets and impairments of operating lease right-of-use assets that are no longer in use.
As of September 30, 2025, total cumulative restructuring and impairment charges recognized in connection with the 2024 Strategic Restructuring Plan were $216 million with $206 million of costs recognized in our Recorded Music segment and $10 million recognized at Corporate. These costs are composed of $134 million of severance and other contract termination costs, of which $7 million was non-cash, and $82 million of non-cash impairment charges.
The below table sets forth the activity for the fiscal year ended September 30, 2025 in the restructuring accruals associated with the 2024 Strategic Restructuring Plan included within accrued liabilities in the accompanying consolidated balance sheets.

	Severance Costs	Contract Termination Costs	Total
	(in millions)
Balance at September 30, 2024	$99	$5	$104
Restructuring charges	(1)	7	6
Cash payments	(75)	(5)	(80)
Balance at September 30, 2025	$23	$7	$30
Other Impairments
For the fiscal year ended September 30, 2025, the Company recognized an impairment of $79 million within the Recorded Music segment for long-lived assets associated with EMP, which is now classified as held for sale as of September 30, 2025. Please refer to Note 18 for further discussion.

13. Equity
Warner Music Group Corp. 2020 Omnibus Incentive Plan
In connection with the IPO, the Company’s board of directors and stockholders approved the Warner Music Group Corp. 2020 Omnibus Incentive Plan, or the “Omnibus Incentive Plan.” The Omnibus Incentive Plan provides for the grant of incentive common stock, stock options, restricted stock, RSUs, PSUs and stock appreciation rights to employees, consultants and directors. The aggregate number of shares of common stock available for issuance under the Omnibus Incentive Plan is 31,169,099 shares of Class A Common Stock over the 10-year period from the date of adoption.
To date, the Company has issued common stock, RSUs, restricted stock, PSUs, Deferred Share Units (“DSUs”), and stock options under the Omnibus Incentive Plan. RSUs have been granted to eligible employees, executives, and the Company’s board of directors while common stock, restricted stock, and DSUs have been granted to members of the Company’s board of directors. Additionally, PSUs have been granted to our CEO while stock options have been granted to our CFO. Except in the case of stock options and certain awards issued in connection with the IPO, which became fully vested during the fiscal year ended September 30, 2025, holders of RSUs and restricted stock are entitled to cash dividends during the vesting period. For PSUs, DSUs, and RSUs issued to the Company’s board of directors, the awards accumulate dividends granted throughout the vesting period, which are payable in additional shares upon vesting.
During the fiscal years ended September 30, 2025, 2024 and 2023, shares of Class A Common Stock issued under the Omnibus Incentive Plan were 799,748, 206,298, and 276,516, respectively. During the fiscal years ended September 30, 2025, 2024, and 2023, shares of Class A Common Stock issued, which were net of shares used to settle employee income tax obligations of approximately $20 million, $5 million, and $0 million, respectively.
As of September 30, 2025, a total of 1,812,081 shares of Class A Common Stock were issued under the Omnibus Incentive Plan. As of September 30, 2025, there were 29,357,018 shares of Class A Common Stock available to be issued.
Restricted Stock Units, Performance Share Units, and Stock Options
The following table summarizes the activity for the Company’s unvested RSUs (inclusive of DSUs), PSUs, and stock options:

	Restricted Stock Units		Performance Share Units		Stock Options
	Number of Share Units	Weighted-Average Grant Date Fair Value	Number of Share Units	Weighted-Average Grant Date Fair Value	Number of Share Units	Weighted-Average Exercise Price
Unvested and outstanding balance as of September 30, 2024	4,126,605	$36.84	565,579	$51.04	—	—
Granted	2,236,097	30.73	—	—	471,698	27.48
Vested	1,442,026	34.74	—	—	—	—
Forfeited/canceled	23,978	32.79	—	—	—	—
Unvested and outstanding balance as of September 30, 2025	4,896,698	$34.70	565,579	$51.04	471,698	$27.48
The weighted-average grant date fair value of RSUs granted during the fiscal years ended September 30, 2025, 2024 and 2023 was $30.73, $35.79 and $34.93, respectively. The total intrinsic value of RSUs vested during the fiscal years ended September 30, 2025, 2024 and 2023 was $45 million, $4 million and $1 million, respectively, computed as of the date of vesting. As of September 30, 2025, total unrecognized compensation cost related to RSUs was approximately $56 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years. The Company satisfies the vesting of RSUs by issuing new shares of its Class A Common Stock. While RSUs will be settled through the issuance of Class A Common Stock at the time of vesting, the settlement of DSUs will be deferred until 30 days following the director’s departure from the board.
The weighted-average grant date fair value of PSUs granted during the fiscal years ended September 30, 2024 and 2023 was $43.49 and $60.25 respectively. There were no PSUs granted during the fiscal year ended September 30, 2025. As of September 30, 2025, total unrecognized compensation cost related to PSUs was approximately $5 million, which is expected to be recognized over a weighted-average period of approximately 1 year. The Company satisfies the vesting of PSUs by issuing new shares of its Class A Common Stock. In October 2025, the Company satisfied the vesting of 254,731 PSUs by issuing 90,588 shares of Class A Common Stock, which were net of shares used to settle employee income tax obligations.

The weighted-average exercise price of stock options granted during the fiscal year ended September 30, 2025 was $27.48. The fair value of stock options granted during the fiscal year ended September 30, 2025 was $8.48 and was determined on the grant date using the Black-Scholes valuation model. There were no stock options granted during the fiscal years ended September 30, 2024 and 2023. As of September 30, 2025, total unrecognized compensation cost related to stock options was approximately $4 million, which is expected to be recognized over a weighted-average period of approximately 3.7 years.
Common Stock
Prior to the IPO, certain eligible employees elected to participate in our Senior Management Free Cash Flow Plan (the “Plan”) which offered them the opportunity to share in the appreciation of the value of our common stock. During the fiscal years ended September 30, 2025 and 2024, in connection with the Plan, the Company issued a total of 2,607,027 and 1,738,016 shares, respectively, of Class A Common Stock to settle all remaining participants’ deferred equity units previously issued under the Plan. Additionally, during the fiscal year ended September 30, 2024 remaining Plan participants redeemed the remaining portions of their vested Class B equity units of WMG Management Holdings LLC in exchange for a total of 2,270,136 shares of Class B Common Stock which were converted to shares of Class A Common Stock upon the exchange.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as selling, general and administrative expenses. The Company recognized total non-cash stock-based compensation expense of $54 million, $52 million and $49 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
During the fiscal years ended September 30, 2024 and 2023, the Company issued PSUs to our Chief Executive Officer whereby the PSU award payout is determined based on the Company’s total shareholder return compared to a designated peer group. During the fiscal years ended September 30, 2025, 2024 and 2023, the Company recognized non-cash stock-based compensation expense of approximately $11 million, $8 million, and $4 million, respectively, associated with these PSUs. These amounts are a component of total non-cash stock-based compensation recognized for each respective period.
In connection with executive transition, the Company recognized non-cash stock-based compensation expense of approximately $5 million, $0 million, and $13 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively, related to the accelerated vesting of certain RSUs as there is no remaining service required for vesting. Amounts are a component of total non-cash stock-based compensation recognized for each respective period.
During the fiscal years ended September 30, 2025, 2024 and 2023, the Company recognized $4 million, $14 million, and $2 million of non-cash stock-based compensation, respectively, related to the accelerated vesting of certain RSUs in connection with the Company’s restructuring plans. Amounts are a component of total non-cash stock-based compensation recognized for each respective period.

Redemption of Noncontrolling Interests

    August 5, 2025 (the “Closing Date”), the Company, entered into a Unit Purchase Agreement (the “Agreement”) by and among WMG, TenThousand Projects Holdings LLC (“10K Projects”), TenThousand Projects, LLC (“Seller”) and certain other parties thereto, pursuant to which WMG acquired from Seller, all of the common units of 10K Projects not already directly or indirectly owned by WMG (the “10K Units”), representing 49% of the issued and outstanding equity interests of 10K Projects. Seller is controlled by an employee of the Company who is involved in management of one of the Company’s affiliates.
The aggregate contractually agreed consideration for the 10K Units is $165 million, subject to contractual adjustments, payable by WMG in two installments. The first installment was satisfied by a cash payment of $40 million (of which $30 million was paid on the Closing Date and $10 million will be paid on or about December 1, 2025) and issuance on the Closing Date of 1,416,666 shares of Class A Common Stock, the number of which was determined by dividing approximately $43 million by $30 per share at the Closing Date. The second installment is payable on the first anniversary of the Closing Date and includes two components. There is a fixed component, that represents an amount of $70 million due that will be satisfied either by the issuance of 2,333,333 shares of Class A Common Stock, the number of which was determined by dividing $70 million by $30 per share, or in cash for an amount determined by multiplying 2,333,333 shares by the share price on the trading day immediately preceding issuance at the sole discretion of WMG, and a contingent component that represents an amount of approximately $13 million that is contingent upon certain purchase price adjustments as specified in the Agreement, and will be satisfied at the sole discretion of WMG either by the issuance of up to 416,667 shares of Class A Common Stock or in cash for an amount determined by multiplying 416,667 shares by the share price on the trading day immediately preceding issuance. The final number of shares to be delivered under the contingent portion of the second installment will be determined based on the approximately $13 million due less any adjustments, divided by the fixed share value of $30 per share. The fixed component has been accounted for as an increase to additional paid in capital within the consolidated statements of equity at closing, while the contingent component has been recognized within accrued liabilities and is remeasured each reporting period.
The Class A Common Stock issued pursuant to the Agreement will be governed by lock-up periods, subject to certain exceptions, which will begin on the date of issuance and end (i) in respect of 1,416,666 shares of the Class A Common Stock issued on the Closing Date, on March 1, 2026 and (ii) in respect to the shares of Class A Common Stock, as further described above, issued at the first anniversary of the Closing Date on the date that is the second anniversary of the Closing Date.
The Class A Common Stock issued pursuant to the Agreement was and will be sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act, in a transaction not involving a public offering.
The redemption of the noncontrolling interest was accounted for as an equity transaction, consistent with transactions with owners acting in their capacity as owners. The difference between the aggregate contractually agreed consideration and the carrying amount of the noncontrolling interest of $106 million was recognized as reduction to additional paid in capital of $46 million, which was net of the recognition of a $13 million deferred tax asset. The reduction in additional paid in capital was offset by an increase of $112 million representing the fair value of the fixed number of Class A Common shares to be transferred as part of the transaction. This activity is reflected within “Redemption of Noncontrolling Interest” within the Consolidated Statements of Equity.
In connection with the transaction, the Company had noncash financing activities of $134 million consisting of $43 million of equity transferred at closing, $81 million of equity expected to be transferred at a later date, of which, $12 million was recognized as a share-based liability, and $10 million in cash to be paid in FY 2026.
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
The following table summarizes our total share repurchases and retirement under the Share Repurchase Program during the fiscal year ended September 30, 2025.

	September 30, 2025
Share Repurchase Type	Shares	Amount (in millions)
Open Market Repurchases	477,281	$16
14. Related Party Transactions
Lease Arrangements with Related Parties
On March 29, 2019, an affiliate of Access acquired the Ford Factory Building, located on 777 S. Santa Fe Avenue in Los Angeles, California from an unaffiliated third party. The building is the Company’s Los Angeles, California headquarters and the Company is the sole tenant of the building acquired by Access. The existing lease agreement was assumed by Access upon purchase of the building and was not modified as a result of the purchase. Rental payments by the Company under the existing lease for the 2025 fiscal year were approximately $15 million and are subject to annual fixed increases throughout the remainder of the lease term. The remaining lease term is approximately 5 years, after which the Company may exercise a single option to extend the term of the lease for 10 years thereafter.

On July 29, 2014, AI Wrights Holdings Limited, an affiliate of Access, entered into a lease and related agreements with Warner Chappell Music Limited and WMG Acquisition (UK) Limited, subsidiaries of the Company, for the lease of 27 Wrights Lane, Kensington, London, United Kingdom. The Company had been the tenant of the building which Access acquired. Subsequent to the change in ownership, the parties entered into the lease and related agreements pursuant to which, on January 1, 2015, the rent was increased to approximately £3 million per year and the term was extended for an additional five years from December 24, 2020 to December 24, 2025, with a market rate rent review which began on December 25, 2020. On June 26, 2023, the parties entered into an extension on substantially the same terms as the current lease for an additional five years with the lease now expiring on December 24, 2030.
License Agreements with Deezer
Access owns an equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. Subsidiaries of the Company have been a party to license arrangements with Deezer since 2008, which provide for the use of the Company’s sound recordings on Deezer’s ad-supported and subscription streaming services worldwide (excluding China, North Korea, and Japan (included for subscription services only)) in exchange for fees paid by Deezer. The Company has also authorized Deezer to include the Company’s sound recordings in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to the Company. Deezer paid to the Company an aggregate amount of approximately $45 million, $41 million and $40 million in connection with the foregoing arrangements during the fiscal years ended September 30, 2025, 2024 and 2023, respectively. In addition, in connection with these arrangements, (i) the Company was issued warrants to purchase shares of Deezer S.A., which it exercised in October 2024 for a small number of shares, and (ii) the Company purchased a small number of preferred shares of Deezer S.A. The Company also has various publishing agreements with Deezer. Warner Chappell has licenses with Deezer for use of repertoire on the service in Europe, which the Company refers to as a PEDL license (referencing the Company’s Pan European Digital Licensing initiative), and for territories in Latin America. For the PEDL and Latin American licenses for the fiscal years ended September 30, 2025, 2024 and 2023, Deezer paid the Company an additional approximately $2 million, $2 million and $2 million, respectively. Deezer also licenses other publishing rights controlled by Warner Chappell through statutory licenses or through various collecting societies.

    On April 13, 2022, the Company entered into an agreement to purchase 900,000 ordinary shares for €9 million of I2PO, a French Société Anonyme and special purpose acquisition company listed on the Paris Euronext Exchange. I2PO merged with Deezer S.A., which was consummated on July 5, 2022. In connection with the merger, preferred shares in Deezer S.A. previously held by the Company were converted into ordinary shares of the combined publicly traded entity. Following the consummation of the merger, I2PO was renamed Deezer. The Company’s equity interests in Deezer S.A. are recorded at fair value in accordance with ASC 321, Investments—Equity Securities based on quoted prices in active markets. As of September 30, 2025 and September 30, 2024, the fair value of these equity interests was approximately $7 million and $8 million, respectively.
15. Commitments and Contingencies
Talent Advances
The Company routinely enters into long-term commitments with recording artists, songwriters, publishers and third-party labels for the future delivery of music. Such commitments generally become due only upon delivery and Company acceptance of albums from the recording artists or future musical compositions from songwriters and publishers. Additionally, such commitments are typically cancellable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, off-balance sheet aggregate firm commitments to such talent approximated $593 million and $558 million as of September 30, 2025 and September 30, 2024, respectively.
Other
Other off-balance sheet firm commitments, which primarily include minimum funding commitments to investees, amounted to approximately $46 million and $79 million at September 30, 2025 and September 30, 2024, respectively.

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
The Company enters into foreign currency forward exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to its U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad may be adversely affected by changes in foreign currency exchange rates. The Company focuses on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on its major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Mexican Peso, Norwegian krone, and Polish Zloty. The Company also may at times choose to hedge foreign currency risk associated with financing transactions such as third-party debt and other balance sheet items. The Company’s foreign currency forward exchange contracts have not been designated as hedges under the criteria prescribed in ASC 815. The Company records these contracts at fair value on its balance sheet and the related gains and losses are immediately recognized in the consolidated statement of operations where there is an offsetting entry related to the underlying exposure.
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
As of September 30, 2025, the Company had outstanding foreign currency forward exchange contracts for the sale of $460 million and the purchase of $170 million of foreign currencies at fixed rates. As of September 30, 2024, the Company had no foreign currency forward exchange contracts outstanding.
As of September 30, 2025 and 2024, the Company had no outstanding pay-fixed receive-variable interest rate swaps and no unrealized deferred gains in comprehensive income related to the interest rate swaps.
The Company recorded realized pre-tax gains of $1 million and unrealized pre-tax losses of $3 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other expense for the fiscal year ended September 30, 2025. The Company recorded realized pre-tax losses of $1 million related to its foreign currency forward exchange contracts in the consolidated statement of operations as other income for the fiscal year ended September 30, 2024.

The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the fiscal years ended September 30, 2025 and September 30, 2024 were $0 million and $1 million, respectively.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at September 30, 2025 and September 30, 2024:

	September 30, 2025	September 30, 2024
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$—
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	(3)	—
______________________________________
(a)Includes $3 million and $6 million of foreign exchange derivative contracts in asset and liability positions, respectively, which net to $0 million of current assets and $3 million of current liabilities, respectively.
17. Segment Information
Based on the nature of its products and services, the Company classifies its business interests into two fundamental operations: Recorded Music and Music Publishing, which also represent the reportable segments of the Company. Information as to each of these operations and further description of these segments is set forth below and can be found in Note 1. The Company’s CODM, which is our Chief Executive Officer, allocates resources and evaluates performance based on several factors, including operating income (loss) and other financial measures.

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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
2025
Revenues	$5,408	$1,306	$(7)	$6,707
Cost of revenue	2,818	821	(7)	3,632
Selling and marketing expense	615	3	24	642
Distribution expense	112	—	—	112
General and administrative expense	679	131	325	1,135
Restructuring & Impairment	198	5	31	234
Amortization expense	136	122	—	258
Operating income (loss)	850	224	(380)	694
Total assets	5,328	3,463	1,038	9,829
Capital expenditures	22	3	114	139
Depreciation expense (a)	53	5	60	118

2024
Revenues	$5,223	$1,210	$(7)	$6,426
Cost of revenue	2,599	763	(7)	3,355
Selling and marketing expense	663	2	20	685
Distribution expense	105	—	—	105
General and administrative expense	664	123	302	1,089
Restructuring & Impairment	166	—	11	177
Amortization expense	127	98	(1)	224
Net gain on divestitures	(17)	(14)	(1)	(32)
Operating income (loss)	916	238	(331)	823
Total assets	4,945	3,017	1,193	9,155
Capital expenditures	28	1	87	116
Depreciation expense (a)	52	4	47	103

2023
Revenues	$4,955	$1,088	$(6)	$6,037
Cost of revenue	2,502	681	(6)	3,177
Selling and marketing expense	695	3	12	710
Distribution expense	125	—	—	125
General and administrative expense	604	114	273	991
Restructuring & Impairment	40	—	—	40
Amortization expense	155	90	—	245
Net gain on divestitures	(41)	—	—	(41)
Operating income (loss)	875	200	(285)	790
Capital expenditures	39	1	87	127
Depreciation expense (a)	50	3	34	87
(a) Depreciation expense is a component of general and administrative expense
Revenues relating to operations in different geographical areas are set forth below for the fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023. Total long-lived assets relating to operations in different geographical areas, which consist of property, plant and equipment, net and operating lease right-of-use assets, net, are set forth below as of September 30, 2025 and September 30, 2024.

	2025		2024		2023
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues
	(in millions)
United States	$2,874	$450	$2,870	$460	$2,766
United Kingdom	857	34	774	39	726
Germany	515	46	513	99	535
All other territories	2,461	121	2,269	108	2,010
Total	$6,707	$651	$6,426	$706	$6,037
Customer Concentration
In the fiscal year ended September 30, 2025, the Company had three customers, Spotify, YouTube and Apple, that individually represented 10% or more of total revenues, whereby Spotify AB represented 20%, YouTube represented 12% and Apple represented 11% of total revenues. In the fiscal year ended September 30, 2024, the Company had three customers, Spotify, YouTube, and Apple, that individually represented 10% or more of total revenues, whereby Spotify represented 18%, YouTube represented 12% and Apple represented 11% of total revenues. In the fiscal year ended September 30, 2023, the Company had three customers, Spotify, YouTube and Apple that individually represented 10% or more of total revenues, whereby Spotify represented 18%, YouTube represented 12% and Apple represented 11% of total revenues. These customers’ revenues are included in both the Company’s Recorded Music and Music Publishing segments and the Company expects that the Company’s license agreements with these customers will be renewed in the normal course of business.
18. Additional Financial Information
Supplemental Cash Flow Disclosures
The Company made interest payments of approximately $167 million, $183 million and $157 million during the fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023, respectively. The Company paid approximately $181 million, $135 million and $219 million of income and withholding taxes, net of refunds, for the fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023, respectively. Besides the effect from the redemption of the noncontrolling interest from 10K Projects as discussed in Note 13, non-cash investing activities were approximately $40 million and $30 million related to business combinations and the acquisition of music publishing rights and music catalogs, net during the fiscal years ended September 30, 2025 and September 30, 2024, respectively.
Assets and Liabilities Held for Sale
In the fourth quarter of 2025, the Company signed a non-binding letter of intent to sell its EMP business within our Recorded Music segment and was classified as held for sale. The sale is expected to be completed in the first quarter of fiscal year 2026. Upon classification as held for sale, the business was measured at the lower of its carrying amount or its estimated fair value less costs to sell. For the fiscal year ended September 30, 2025, the Company recognized an impairment charge of $79 million on the long-lived assets associated with EMP upon classification of the assets as held for sale.
The major classes of assets and liabilities of the business held for sale as of September 30, 2025 are as follows:

September 30, 2025
(in millions)
Cash	$3
Inventories	50
Property, plant and equipment, net	20
Intangible assets subject to amortization, net	10
Other assets	6
Assets of business held for sale	$89

Accounts payable and accrued liabilities	$34
Other liabilities	15
Liabilities of business held for sale	$49

Net Gain on Divestiture
During the fiscal year ended September 30, 2024, the Company recognized a pre-tax gain of $32 million in connection with the divestiture of certain sound recording and publishing rights and certain non-core owned and operated media properties. During the fiscal year ended September 30, 2023, the Company recognized a pre-tax gain of $41 million in connection with the divestiture of certain sound recording rights. For each period, the divestiture has been reflected as a net gain on divestiture in the accompanying consolidated statement of operations.
Net Gain on Sale of Investments
During the fiscal year ended September 30, 2025, the Company recognized a pre-tax realized net gain of $29 million in connection the sale of an investment, which has been presented within the Other income (expense) line of the accompanying consolidated statement of operations.
Dividends
The Company’s ability to pay dividends may be restricted by covenants in the credit agreement for the Revolving Credit Facility which are currently suspended but which will be reinstated if Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increases above 3.50:1.00 and the term loans do not achieve an investment grade rating. As of September 30, 2025, Acquisition Corp.’s Total Indebtedness to EBITDA Ratio is 2.02x and the term loans achieved a corporate credit rating of BBB- from both S&P and Fitch.
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
The Company paid cash dividends to stockholders and participating security holders of $383 million, $361 million and $340 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
On November 7, 2025, the Company’s board of directors declared a cash dividend of $0.19 per share on the Company’s Class A Common Stock and Class B, as well as related payments under certain stock-based compensation plans, payable on December 2, 2025 to stockholders of record as of the close of business on November 19, 2025.
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

In accordance with the fair value hierarchy, described above, the following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2025 and September 30, 2024.

	Fair Value Measurements as of September 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other current liabilities:
Foreign currency forward exchange contracts (a)	$—	$(3)	$—	$(3)
Other noncurrent assets:
Equity investment with readily determinable fair value (b)	$8	$—	$—	$8

	Fair Value Measurements as of September 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other noncurrent assets:
Equity investment with readily determinable fair value (b)	9	—	—	9
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company recorded $1 million and no impairment charges on these investments during the fiscal years ended September 30, 2025 and September 30, 2024, respectively. In addition, observable price changes events that were completed during the fiscal year ended September 30, 2024 resulted in an unrealized gain of $4 million. There were no observable price changes for the fiscal year ended September 30, 2025
Fair Value of Debt
Based on the level of interest rates prevailing at September 30, 2025, the fair value of the Company’s debt was $4.270 billion. Based on the level of interest rates prevailing at September 30, 2024, the fair value of the Company’s debt was $3.836 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

WARNER MUSIC GROUP CORP.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Fiscal Year Ended September 30, 2025
Allowance for credit losses	$26	$8	$(7)	$27
Reserves for sales returns	20	34	(37)	17
Allowance for deferred tax asset	25	26	—	51
Fiscal Year Ended September 30, 2024
Allowance for credit losses	$19	$10	$(3)	$26
Reserves for sales returns	19	37	(36)	20
Allowance for deferred tax asset	25	1	(1)	25
Fiscal Year Ended September 30, 2023
Allowance for credit losses	$19	$5	$(5)	$19
Reserves for sales returns	19	39	(39)	19
Allowance for deferred tax asset	29	1	(5)	25

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
The Company previously started a multi-year implementation to upgrade our information technology and finance infrastructure, including related systems and processes. The upgrades are designed to enhance our financial records and the flow of financial information, improve data analysis and accelerate our financial reporting. The deployment of our new technology platform is currently being implemented using a wave-based approach. As of September 2025, the Company has completed the launch of the core financials components of our new technology platform for the Music Publishing segment as well as various Recorded Music territories. The Company will continue to roll out this component and additional components of the Enterprise Resource Planning (“ERP”) system in phases across our organization.
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
Changes in Internal Control over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2025.
The effectiveness of our internal control over financial reporting as of September 30, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.

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

Exhibit Number	Exhibit Description
3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Warner Music Group Corp.
3.2(15)	Fifth Amended and Restated By-Laws of Warner Music Group Corp.
4.1(2)	Form of Common Stock Certificate
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

4.6(5)
Fourth Supplemental Indenture, dated as of November 2, 2020, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the additional 3.000% Senior Secured Notes due 2031.

Exhibit Number	Exhibit Description
4.7(7)
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

4.17(6)	Description of the Capital Stock.
10.1(1)	Stockholder Agreement between Access Industries, LLC and Warner Music Group Corp.
10.2(1)	Registration Rights Agreement between Access Industries, LLC and Warner Music Group Corp.
10.3†(1)	Warner Music Group Corp. 2020 Omnibus Incentive Plan.
10.4†(14)	Indemnification Agreement between Warner Music Group Corp. and Michael Lynton (and Schedule to Exhibit).
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

10.18†(2)	Letter Agreement, dated as of January 8, 2019, between Warner Chappell Music, Inc. and Guy Moot.
10.19†(2)	Service Agreement, dated as of January 8, 2019, between Warner Chappell Music Limited and Guy Moot.
10.20†(2)	Letter Agreement, dated as of March 12, 2018, between Warner Chappell Music, Inc. and Carianne Marshall.
10.21†(2)	Letter Agreement, dated as of November 16, 2018, between Warner Chappell Music, Inc. and Carianne Marshall.
10.22†(2)	Letter Agreement, dated as of January 8, 2019, between Warner Chappell Music, Inc. and Carianne Marshall.
10.23†(16)	Letter Agreement, dated as of September 20, 2022, between Warner Music Group Corp and Robert Kyncl.
10.24†(16)	Form of CEO Performance Share Award Agreement.
10.25†(16)	Form of CEO Option Award Terms and Conditions.
10.26†(9)	Terms and Conditions of Restricted Stock Units.
10.27†(9)	Additional Terms and Conditions of Restricted Stock Units in the United Kingdom.
10.28†(2)	Warner Music Group Corp. Deferred Compensation Plan
10.29(2)	Lease, dated as of October 1, 2013, between Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., and WMG Acquisition Corp. (the “Headquarters Lease”)
10.30(2)	Guaranty of Headquarters Lease, dated as of October 1, 2013
10.31(2)	Assurance of Discontinuance, dated November 22, 2005
10.32(2)	Lease, dated as of October 7, 2016, between Warner Acquisition Corp. and Sri Ten Santa Fe LLC.
10.33(11)
Revolving Credit Agreement Amendment, dated as of March 23, 2023, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent

10.34(12)
Senior Term Loan Credit Agreement Amendment, dated as of May 10, 2023, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent

10.35(13)
Third Increase Supplement, dated as of June 30, 2023, among WMG Acquisition Corp., the guarantors party thereto, WMG Holdings Corp., JPMorgan Chase Bank, N.A., as increasing lender, and Credit Suisse AG, as administrative agent

10.36(10)
Seventh Incremental Commitment Amendment to Credit Agreement, dated as of November 1, 2022, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and Credit Suisse AG, as administrative agent

10.37† (14)	Director Indemnification Agreement between Warner Music Group Corp. and Michael Lynton (and Schedule to Exhibit 10.3)
10.38† (10)	Form of Award Agreement under Warner Music Group Corp. 2020 Omnibus Incentive Plan
10.39†(17)	Employment Agreement, dated September 1, 2023, between Warner Music Inc. and Bryan Castellani
10.40†(17)	Employment Agreement, dated September 12, 2023, between Warner Chappell Music, Inc. and Guy Moot
10.41†(17)	Employment Agreement, dated September 12, 2023, between Warner Chappell Music, Inc. and Carianne Marshall
10.42(18)
Revolving Credit Agreement Amendment, dated as of November 30, 2023, by and among Acquisition Corp., the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.43†(19)	Form of Award Agreement under Warner Music Group Corp. 2020 Omnibus Incentive Plan
10.44(19)	Thirteenth Amendment, dated as of December 29, 2023, by and among the Borrower, the other Loan Parties party thereto, the Lenders party thereto, the Administrative Agent and the other parties thereto
10.45(20)
Eighth Incremental Commitment Amendment to Credit Agreement, dated as of January 24, 2024, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent, relating to the term loan credit agreement

10.46(21)
Ninth Incremental Commitment Amendment to Credit Agreement, dated as of September 17, 2024, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent, relating to the term loan credit agreement

10.47(22)
Revolving Credit Agreement Amendment, dated as of September 20, 2024, among WMG Acquisition Corp., the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.48(23)	Letter Agreement, dated as of January 2, 2025, between Warner Music Group Corp. and Robert Kyncl

Exhibit Number	Exhibit Description
10.49†(24)	Employee Form of Restricted Stock Unit Award Agreement under Warner Music Group Corp. 2020 Omnibus Incentive Plan
10.50†(24)	Director Form of Restricted Stock Unit Award Agreement under Warner Music Group Corp. 2020 Omnibus Incentive Plan
10.51†(24)	Director Form of Deferred Stock Unit Award Agreement under Warner Music Group Corp. 2020 Omnibus Incentive Plan
10.52†(25)	Mutual Separation Agreement and Release, dated May 5, 2025, between Warner Music Inc. and Bryan Castellani
10.53†(25)	Employment Agreement, dated April 10, 2025, between Warner Music Inc. and Armin Zerza
10.54††(25)
Master Operations and Economics Agreement by and among BCSS W JV Investments (B), L.P., WMG BC Holdco LLC, Beethoven JV 1, LLC, Beethoven Holdings 1, LLC, Beethoven Financing 1, LLC and WMG Acquisition Corp.

10.55††(25)	Amended and Restated Limited Liability Company Agreement of Beethoven JV 1, LLC
10.56††(25)	Credit and Security Agreement among Beethoven Financing 1, LLC, Beethoven Holdings 1, LLC, Fifth Third Bank National Association, Goldman Sachs Bank USA and The Bank of New York Mellon
10.57††(25)
First Amendment to Credit and Security Agreement among Beethoven Financing 1, LLC, Beethoven Holdings 1, LLC, Fifth Third Bank National Association, Goldman Sachs Bank USA and The Bank of New York Mellon

19.1(22)	Insider Trading Policy
21.1*	List of Subsidiaries of Warner Music Group Corp.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see signature page)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1*+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1(22)	Dodd-Frank Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
††    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10(iv)) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
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
(2)Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-1 (File No. 333-236298)
(3)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2020.
(4)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed August 12, 2020.
(5)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed November 2, 2020.

(6)Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2020 (File No. 001-32502).
(7)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed August 16, 2021.
(8)Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2021 (File No. 001-32502).
(9)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2020 (File No. 001-32502).
(10)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2022 (File No. 001-32502).
(11)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed March 23, 2023.
(12)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed May 10, 2023.
(13)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2023.
(14)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 (File No. 001-32502).
(15)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed July 28, 2023.
(16)Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2022 (File No. 001-32502).
(17)Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2023 (File No. 001-32502).
(18)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed November 30, 2023.
(19)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2023 (File No. 001-32502).
(20)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed January 24, 2024.
(21)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed September 17, 2024.
(22)Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2024 (File No. 001-32502).
(23)Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8- K filed January 3, 2025.
(24)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.
(25)Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2025.

WARNER MUSIC GROUP CORP.

By:	/s/ ROBERT KYNCL
Name: Title:	Robert Kyncl Chief Executive Officer (Principal Executive Officer)

By:	/s/ ARMIN ZERZA
Name: Title:	Armin Zerza Chief Financial Officer (Principal Financial Officer)

By:	/s/ LOUIS DICKLER
Name: Title:	Louis Dickler Chief Accounting Officer (Principal Accounting Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on November 20, 2025.

Signature	Title

/s/ ROBERT KYNCL	CEO and President and Director (Principal Executive Officer)
Robert Kyncl

/s/ ARMIN ZERZA	Chief Financial Officer (Principal Financial Officer)
Armin Zerza

/s/ LOUIS DICKLER	Chief Accounting Officer (Principal Accounting Officer)
Louis Dickler

/s/ MICHAEL LYNTON	Chairman of the Board of Directors
Michael Lynton

/s/ LEN BLAVATNIK	Vice Chairman of the Board of Directors
Len Blavatnik

/s/ LINCOLN BENET	Director
Lincoln Benet

/s/ VAL BLAVATNIK	Director
Val Blavatnik

/s/ MATHIAS DÖPFNER	Director
Mathias Döpfner

/s/ NANCY DUBUC	Director
Nancy Dubuc

/s/ NOREENA HERTZ	Director
Noreena Hertz

/s/ YNON KREIZ	Director
Ynon Kreiz

/s/ CECI KURZMAN	Director
Ceci Kurzman

/s/ DONALD A. WAGNER	Director
Donald A. Wagner