Form 10-Q
period 2025-12-31
Warner Music Group Corp.
filed 2026-02-09
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of February 4, 2026, there were 146,965,855 shares of Class A Common Stock and 375,380,313 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Condensed Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	December 31, 2025	September 30, 2025
Assets
Current assets:
Cash and equivalents	$751	$532
Accounts receivable, net of allowances of $28 million and $27 million	1,374	1,340
Inventories	60	62
Royalty advances expected to be recouped within one year	584	581
Assets held for sale	80	89
Prepaid and other current assets	169	166
Total current assets	3,018	2,770
Royalty advances expected to be recouped after one year	1,082	1,079
Property, plant and equipment, net of accumulated depreciation of $718 million and $701 million	418	441
Operating lease right-of-use assets, net	179	189
Goodwill	2,063	2,061
Intangible assets subject to amortization, net	2,690	2,725
Intangible assets not subject to amortization	154	154
Deferred tax assets, net	90	111
Other assets	317	299
Total assets	$10,011	$9,829
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Accounts payable	$201	$257
Accrued royalties	2,938	2,740
Accrued liabilities	667	666
Accrued interest	39	31
Operating lease liabilities, current	47	43
Deferred revenue	246	286
Liabilities held for sale	48	49
Other current liabilities	124	129
Total current liabilities	4,310	4,201
Acquisition Corp. long-term debt	4,064	4,063
Other long-term debt	307	302
Operating lease liabilities, noncurrent	188	200
Deferred tax liabilities, net	169	164
Other noncurrent liabilities	144	142
Total liabilities	$9,182	$9,072
Redeemable noncontrolling interest	5	—
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 146,146 and 146,906 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 375,380 issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	1	1
Additional paid-in capital	2,154	2,166
Accumulated deficit	(1,255)	(1,331)
Accumulated other comprehensive loss, net	(180)	(189)
Total Warner Music Group Corp. equity	720	647
Noncontrolling interest	104	110
Total equity	824	757
Total liabilities, redeemable noncontrolling interest and equity	$10,011	$9,829
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Revenue	$1,840	$1,666
Costs and expenses:
Cost of revenue	(987)	(894)
Selling, general and administrative expenses (a)	(458)	(474)
Restructuring and impairments	(34)	(27)
Amortization expense	(68)	(57)
Total costs and expenses	(1,547)	(1,452)
Net loss on divestitures	(5)	—
Operating income	288	214
Interest expense, net	(45)	(37)
Other income	3	153
Income before income taxes	246	330
Income tax expense	(71)	(89)
Net income	175	241
Less: (Income) loss attributable to noncontrolling interest	1	(5)
Net income attributable to Warner Music Group Corp.	$176	$236

Net income per share attributable to common stockholders:
Class A – Basic and Diluted	$0.33	$0.45
Class B – Basic and Diluted	$0.33	$0.45
Weighted average common shares:
Class A – Basic and Diluted	146,755	143,053
Class B – Basic and Diluted	375,380	375,380

(a) Includes depreciation expense:	$(31)	$(29)

See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Net income	$175	$241
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	9	(129)
Other comprehensive income (loss), net of tax	9	(129)
Total comprehensive income	184	112
Less: (Income) loss attributable to noncontrolling interest	1	(5)
Comprehensive income attributable to Warner Music Group Corp.	$185	$107
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$175	$241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99	86
Unrealized losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	3	(120)
Deferred income taxes	25	23
Net gain on investments	1	(28)
Net loss on divestitures	5	—
Non-cash interest expense	1	2
Non-cash stock-based compensation expense	19	13
Non-cash impairments	9	26
Changes in operating assets and liabilities:
Accounts receivable, net	(33)	24
Inventories	12	10
Royalty advances	(7)	(42)
Other noncurrent assets	7	3
Accounts payable and accrued liabilities	(34)	(183)
Royalty payables	195	173
Accrued interest	8	24
Operating lease liabilities	2	(2)
Deferred revenue	(44)	66
Other balance sheet changes, net	(3)	16
Net cash provided by operating activities	440	332
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs	(30)	(41)
Capital expenditures	(20)	(36)
Investments and acquisitions of businesses, net of cash received	(12)	(40)
Proceeds from the sale of investments	—	36
Proceeds from divestitures	10	—
Net cash used in investing activities	(52)	(81)
Cash flows from financing activities
Proceeds from Beethoven Credit Agreement	4	—
Deferred financing costs paid	(8)	—
Distribution to noncontrolling interest holders	(4)	(7)
Contributions from redeemable noncontrolling interest holder	5	—
Dividends paid	(100)	(94)
Payment of deferred consideration	(25)	(17)
Taxes paid related to net share settlement of restricted stock units and common stock	(5)	(2)
Common stock repurchased and retired	(26)	(2)
Other financing activity	—	(5)
Net cash used in financing activities	(159)	(127)
Effect of exchange rate changes on cash and equivalents	3	(16)
Cash balances classified as assets held for sale	(16)	—
Net increase in cash and equivalents	216	108
Cash and equivalents at beginning of period	535	694
Cash and equivalents at end of period	$751	$802
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

Three Months Ended December 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest

	Shares	Value	Shares	Value
Balance at September 30, 2025	146,906	$—	375,380	$1	$2,166	$(1,331)	$(189)	$647	$110	$757	$—
Net income	—	—	—	—	—	176	—	176	(1)	175	—
Other comprehensive income, net of tax	—	—	—	—	—	—	9	9	—	9	—
Dividends ($0.19 per share)	—	—	—	—	—	(100)	—	(100)	—	(100)	—
Stock-based compensation	—	—	—	—	19	—	—	19	—	19	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(5)	(5)	—
Vesting of restricted stock units, net of shares withheld for employee taxes	160	—	—	—	(5)	—	—	(5)	—	(5)	—
Common shares repurchased and retired	(920)	—	—	—	(26)	—	—	(26)	—	(26)	—
Contributions from redeemable non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	5
Balance at December 31, 2025	146,146	$—	375,380	$1	$2,154	$(1,255)	$(180)	$720	$104	$824	$5

Three Months Ended December 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest

	Shares	Value	Shares	Value
Balance at September 30, 2024	142,559	$—	375,380	$1	$2,077	$(1,313)	$(247)	$518	$157	$675	$—
Net income	—	—	—	—	—	236	—	236	5	241	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(129)	(129)	—	(129)	—
Dividends ($0.18 per share)	—	—	—	—	—	(94)	—	(94)	—	(94)	—
Stock-based compensation	—	—	—	—	20	—	—	20	—	20	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(8)	(8)	—
Vesting of restricted stock units, net of shares withheld	64	—	—	—	(2)	—	—	(2)	—	(2)	—
Shares issued under the Plan	1,738	—	—	—	—	—	—	—	—	—	—
Common shares repurchased and retired	(60)	—	—	—	(2)	—	—	(2)	—	(2)	—
Other	—	—	—	—	(2)	—	—	(2)	(2)	(4)	—
Balance at December 31, 2024	144,301	$—	375,380	$1	$2,091	$(1,171)	$(376)	$545	$152	$697	$—
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026.
The consolidated balance sheet at September 30, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (File No. 001-32502).
Basis of Consolidation
The accompanying financial statements present the consolidated accounts of all entities in which the Company has a controlling financial interest required to be consolidated in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated.
As of December 31, 2025 and September 30, 2025, there were approximately $59 million and $65 million of assets, respectively, related to variable interest entities (“VIEs”) included in our condensed consolidated balance sheets. As of December 31, 2025 and September 30, 2025, there were approximately $2 million and $2 million of liabilities, respectively, related to VIEs included in our condensed consolidated balance sheets.
The Company has performed a review of all subsequent events through the date the financial statements were issued and has determined that no additional disclosures are necessary.

Noncontrolling Interests
Interests held by third parties in consolidated subsidiaries are presented as noncontrolling interests, which represents the noncontrolling shareholders’ interests in the underlying net assets of the Company’s consolidated subsidiaries. Noncontrolling interests that are not redeemable are reported in the equity section of the Consolidated Balance Sheets.
Noncontrolling interests, where the Company may be required to redeem the noncontrolling interest under contractual redemption requirements that are not solely within the control of Company, are reported in the Consolidated Balance Sheets between liabilities and equity, as redeemable noncontrolling interests. The Company adjusts the redeemable noncontrolling interests to the higher of the current redemption value or the carrying value of the interests, the capital contributed by the third party adjusted for the noncontrolling interest’s share of net income (loss) and distributions, on each balance sheet date with changes in redemption value recognized as an adjustment to retained earnings attributable to common shareholders.
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
New Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendment enhances income tax disclosure requirements, by requiring enhanced disclosures on the income tax rate reconciliation and income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. The Company will include the required disclosures in its Annual Report on Form 10-K for the fiscal year ending September 30, 2026.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires new financial statement disclosures to provide disaggregated information for certain types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative expenses. The amendments in this ASU are effective for our fiscal year ending September 30, 2028, and interim periods within our fiscal year ending September 30, 2029. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendment aligns internal use software capitalization practices with agile development methodologies and an external use software model by introducing updated capitalization criteria and removing existing project staging guidance. The amendments in this ASU are effective for our fiscal year ending September 30, 2029. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements.
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares, plus dilutive potential common shares, which is calculated using the treasury-stock method. The potentially dilutive common shares did not have a dilutive effect on the Company’s EPS calculation for the three months ended December 31, 2025 and 2024.
The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three months ended December 31, 2025 and 2024 (in millions, except share amounts, which are reflected in thousands, and per share data):

	Three Months Ended December 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and Diluted EPS:
Numerator
Net income (loss) attributable to Warner Music Group Corp.	$51	$125	$67	$169
Less: Net loss attributable to participating securities (a)	(2)	—	(3)	—
Net income (loss) attributable to common stockholders	$49	$125	$64	$169
Denominator
Weighted average shares outstanding	146,755	375,380	143,053	375,380
Basic and Diluted Earnings Per Share (b)	$0.33	$0.33	$0.45	$0.45

______________________________________
(a)Participating securities include unvested restricted stock units, which include the right to receive non-forfeitable dividend equivalents. Participating securities are not contractually obligated to share in losses.
(b)For the three months ended December 31, 2025, the weighted average shares outstanding for Diluted EPS includes the dilutive effect of approximately 2,750 shares. As the resulting Diluted EPS rounds to the same reported amount as Basic EPS, both Basic and Diluted EPS for the three months ended December 31, 2025 are presented as $0.33 per share. There were no dilutive potentially issuable shares for the three months ended December 31, 2024.

4. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended December 31,
	2025	2024
	(in millions)
Revenue by Type
Digital	$976	$873
Physical	152	166
Total digital and physical	1,128	1,039
Artist services and expanded-rights	231	196
Licensing	121	110
Total Recorded Music	1,480	1,345
Performance	64	56
Digital	215	207
Mechanical	18	14
Synchronization	60	39
Other	5	7
Total Music Publishing	362	323
Intersegment eliminations	(2)	(2)
Total revenues	$1,840	$1,666
Revenue by geographical location
U.S. Recorded Music	$577	$532
U.S. Music Publishing	190	173
Total U.S.	767	705
International Recorded Music	903	813
International Music Publishing	172	150
Total international	1,075	963
Intersegment eliminations	(2)	(2)
Total revenues	$1,840	$1,666
Sales Returns and Uncollectible Accounts
Based on management’s analysis of sales returns, refund liabilities of $21 million and $17 million were established at December 31, 2025 and September 30, 2025, respectively.
Based on management’s analysis of estimated credit losses, reserves of $28 million and $27 million were established at December 31, 2025 and September 30, 2025, respectively.
Deferred Revenue
Deferred revenue increased by $142 million during the three months ended December 31, 2025 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $127 million were recognized during the three months ended December 31, 2025 related to the balance of deferred revenue at September 30, 2025. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the three months ended December 31, 2025 and December 31, 2024, the Company recognized revenue of $18 million and $40 million, respectively, from performance obligations satisfied in previous periods.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2025 are as follows:

	Rest of FY26	FY27	FY28	Thereafter	Total
	(in millions)
Remaining performance obligations	$298	$224	$129	$43	$694
Total	$298	$224	$129	$43	$694
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

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2024	$(244)	$(3)	$(247)
Other comprehensive loss	(129)	—	(129)
Balances at December 31, 2024	$(373)	$(3)	$(376)

Balances at September 30, 2025	$(188)	$(1)	$(189)
Other comprehensive income	9	—	9
Balances at December 31, 2025	$(179)	$(1)	$(180)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
6. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2025	$1,597	$464	$2,061
Acquisitions	—	—	—
Other adjustments (a)	2	—	2
Balances at December 31, 2025	$1,599	$464	$2,063
______________________________________
(a)Other adjustments during the three months ended December 31, 2025 represent foreign currency movements.
The Company performs its annual goodwill impairment test in accordance with ASC 350, Intangibles—Goodwill and Other, during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	December 31, 2025	September 30, 2025
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	12 years	$1,810	$1,799
Music publishing copyrights	23 years	2,717	2,692
Artist and songwriter contracts	13 years	1,138	1,137
Trademarks	16 years	29	29
Other intangible assets	6 years	53	58
Total gross intangible assets subject to amortization		5,747	5,715
Accumulated amortization		(3,057)	(2,990)
Total net intangible assets subject to amortization		2,690	2,725
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	154	154
Total net intangible assets		$2,844	$2,879
7. Debt
Debt Capitalization
As of December 31, 2025, our long-term debt consists of the following:

	December 31, 2025	September 30, 2025
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2031	1,295	1,295
2.750% Senior Secured Notes due 2028	382	381
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031	522	522
3.000% Senior Secured Notes due 2031	800	800
Mortgage Term Loan due 2033	17	17
Total debt, including the current portion	4,091	4,090
Premium less unamortized discount and unamortized DFCs	(27)	(27)
Total Acquisition Corp. long-term debt, including the current portion, net	$4,064	$4,063
Beethoven Credit Agreement (b)	4	—
Tempo Asset-Based Notes due 2050 (c)	311	311
Unamortized discount	(8)	(9)
Total other long-term debt, including the current portion, net	$307	$302
Total long-term debt, including the current portion, net	$4,371	$4,365
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility with no letters of credit outstanding at December 31, 2025 and September 30, 2025. There were no loans outstanding under the Revolving Credit Facility as of December 31, 2025 and September 30, 2025.
(b)Reflects $500 million of commitments under the Beethoven Credit Agreement. There were $4 million in loans outstanding under the Beethoven Credit Agreement at December 31, 2025. Loans outstanding under the Beethoven Credit Agreement are secured only by certain music rights owned by Beethoven JV 1, LLC, a Delaware limited liability company (“Beethoven”), and are nonrecourse to the Company and its subsidiaries, other than Beethoven.
(c)The Tempo Asset-Based Notes due 2050 are secured only by certain music rights owned by Tempo Music Holdings, LLC (“Tempo Music”) and are nonrecourse to the Company and its subsidiaries, other than Tempo Music.

Acquisition Corp. Long-Term Debt
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. is party to and the borrower under a $1,295 million senior secured term loan credit facility, pursuant to a credit agreement dated November 1, 2012, as amended or supplemented (the “Senior Term Loan Credit Agreement”) with JPMorgan Chase Bank NA, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (the “Senior Term Loan Facility”). Additionally, as of December 31, 2025 Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, while Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility (as defined below) and the Senior Term Loan Facility, should Acquisition Corp.’s Total Indebtedness to EBITDA Ratio increase above 3.50:1.00 and the term loans not achieve an investment grade rating, the covenants under the Revolving Credit Facility, which are currently suspended, will be reinstated and the ability of the Company and Holdings to obtain funds from their subsidiaries will be restricted by the Revolving Credit Facility. The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Senior Term Loan Facility as of December 31, 2025.
Other Long-Term Debt
The Company holds approximately $311 million of asset-based securities due November 2050 (“Asset-Based Notes”) issued by a subsidiary of Tempo Music secured only by certain music rights owned by Tempo Music and is nonrecourse to the Company and its subsidiaries, other than Tempo Music. These notes, which consist of multiple fixed rate tranches, will accrue at a fixed weighted average rate of 4.62% until November 30, 2027, with higher interest rates thereafter. Principal and interest are payable in equal semi-annual installments. As of December 31, 2025, Tempo Music is in compliance with the covenants under the Asset-Based Notes.
Additionally, WMG BC Holdco LLC (“WMGCo”), a wholly-owned indirect subsidiary of the Company, and BCSS W JV Investments (B), L.P. (“BainCo”), a wholly-owned indirect subsidiary of Bain Capital Special Situations, LP, operate Beethoven, which is party to a Credit and Security Agreement (the “Beethoven Credit Agreement”), dated as of June 29, 2025, with the Bank of New York Mellon, as administrative agent for the Lenders and as collateral agent for the Secured Parties (in each case, as defined in the Beethoven Credit Agreement) pursuant to which the Lenders have agreed to extend up to $500 million in commitment amounts to Beethoven Financing 1, LLC, a Delaware limited liability company and wholly-owned indirect subsidiary of Beethoven, as the initial borrower (the “Initial Borrower” and, together with each additional borrower from time to time party thereto, the “Borrowers”) (the “Beethoven Credit Facility”). The obligations of the Borrowers under the Beethoven Credit Agreement are (a) secured by the Borrowers with a first priority security interest in all of their respective assets and (b) guaranteed by Beethoven Holdings 1 LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Beethoven and the direct parent of the Initial Borrower, as the initial guarantor (together with the additional guarantors from time to time party thereto, the “Guarantors”) with a first priority security interest in all of the Guarantors’ respective assets. The advances under the Beethoven Credit Agreement shall bear interest at the rates described below under “—Interest Rates.” The Beethoven Credit Agreement contains customary affirmative and negative covenants for this type of facility, and the ability, subject to the consent of the Lenders, to increase the size of the facility to $700 million. There were $4 million of loans outstanding under the Beethoven Credit Agreement at December 31, 2025. As of December 31, 2025, the Initial Borrower is in compliance with the covenants under the Beethoven Credit Agreement.
On February 4, 2026, WMGCo entered into an amendment (the “Amendment”) to a Master Operations and Economics Agreement, dated as of June 29, 2025 (as amended from time to time, the “Master Operations and Economics Agreement”), by and among WMGCo, BainCo, and certain affiliates of the foregoing parties. Pursuant to the Amendment, WMGCo and BainCo have committed to increase their respective initial equity commitment amounts by $100 million each.
Interest Rates
The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“Revolving Term SOFR”), and other rates for alternate currencies, such as EURIBOR and SONIA, as provided in the Revolving Credit Agreement, subject to a zero floor, plus 1.75% per annum in the case of Initial Revolving Loans (as defined in the Revolving Credit

Agreement), or 1.875% per annum in the case of 2020 Revolving Loans (as defined in the Revolving Credit Agreement), or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving Term SOFR plus 1.0% per annum, plus, in each case, 0.75% per annum in the case of Initial Revolving Loans, or 0.875% per annum in the case of 2020 Revolving Loans; provided that, in respect of 2020 Revolving Loans, the applicable margin with respect to such loans is subject to adjustment as set forth in the pricing grid in the Revolving Credit Agreement. Based on the Senior Secured Indebtedness to EBITDA Ratio of 1.83x at December 31, 2025, the applicable margin for SOFR loans and risk-free rate loans would be 1.375% instead of 1.875% and the applicable margin for ABR loans would be 0.375% instead of 0.875% in the case of 2020 Revolving Loans. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. As of December 31, 2025, there are no interest rate swaps outstanding.
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on January 24, 2031.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is November 30, 2028.
Maturities of Senior Secured Notes
As of December 31, 2025, there are no scheduled maturities of notes until 2028, when $382 million is scheduled to mature. Thereafter, $2.397 billion is scheduled to mature.
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
Maturity of Tempo Asset-Based Notes
The maturity date of the Asset-Based Notes is November 30, 2050.

Maturity of Beethoven Credit Agreement
The maturity date of the Beethoven Credit Facility is June 29, 2030.
Interest Expense, net
Total interest expense, net was $45 million and $37 million for the three months ended December 31, 2025 and 2024, respectively. Interest expense, net includes interest expense related to our outstanding indebtedness of $46 million and $43 million for the three months ended December 31, 2025 and 2024, respectively. The weighted-average interest rate of the Company’s total debt was 4.0% at December 31, 2025, 4.1% at September 30, 2025, and 4.2% at December 31, 2024.
8. Restructuring and Impairments
2025 Restructuring Plan
On July 1, 2025, the Company announced a strategic restructuring plan (the “2025 Restructuring Plan”) designed to free up funds to invest in music and to accelerate the Company’s long-term growth. The 2025 Restructuring Plan is expected to be fully implemented by the end of calendar year 2026. The Company expects to incur total charges of approximately $200 million on a pre-tax basis or approximately $150 million on an after-tax basis. Approximately $170 million of the charges will be for severance payments and other related termination costs and approximately $30 million of certain other charges. The Company anticipates that the Plan will result in cash expenditures of approximately $200 million, of which $170 million is expected to be paid by the end of fiscal year 2026.
For the three months ended December 31, 2025, total severance and other termination costs recorded in connection with the 2025 Strategic Restructuring Plan were $25 million, of which $13 million of expense was recognized in our Recorded Music segment and $12 million was recognized in Corporate. As of December 31, 2025, total cumulative restructuring and impairment charges recognized in connection with the 2025 Strategic Restructuring Plan were $143 million with $93 million of costs recognized in our Recorded Music segment, $5 million of costs recognized in our Music Publishing segment, and $45 million recognized in Corporate. These costs are composed of $115 million of severance costs and $28 million of non-cash impairment charges primarily related to impairments of operating lease right-of-use assets that are no longer in use and royalty advances based on operational changes in the intended use of these assets.
The following table sets forth the activity for the three months ended December 31, 2025 in the restructuring accrual associated with the 2025 Restructuring Plan included within accrued liabilities in the accompanying consolidated balance sheets:

Severance Costs
(in millions)
Balance at September 30, 2025	$85
Restructuring charges	25
Cash payments	(35)
Balance at December 31, 2025	$75
2024 Strategic Restructuring Plan
In 2024, the Company announced a strategic restructuring plan (the “2024 Strategic Restructuring Plan”) designed to free up additional funds to invest in music and accelerate the Company’s growth for the next decade. The 2024 Strategic Restructuring Plan is complete and the remaining associated cash payments are expected to be made by the end of fiscal year 2026.
As of September 30, 2025, total cumulative restructuring and impairment charges recognized in connection with the 2024 Strategic Restructuring Plan were $216 million with $206 million of costs recognized in our Recorded Music segment and $10 million recognized in Corporate. These costs are composed of $134 million of severance and other contract termination costs, of which $7 million was non-cash, and $82 million of non-cash impairment charges. There were no restructuring costs recognized for the three months ended December 31, 2025 related to the 2024 Strategic Restructuring Plan.
The below table sets forth the activity for the three months ended December 31, 2025 in the restructuring accrual associated with the 2024 Strategic Restructuring Plan included within accrued liabilities in the accompanying condensed consolidated balance sheets.

	Severance Costs	Contract Termination Costs	Total
	(in millions)
Balance at September 30, 2025	$23	$7	$30
Cash payments	(10)	(2)	(12)
Balance at December 31, 2025	$13	$5	$18
Other Impairments
For the three months ended December 31, 2025, the Company recognized an impairment charge of $9 million within the Recorded Music segment for long-lived assets associated with EMP Merchandising (“EMP”), which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025. Please refer to Note 15 for further discussion.
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
10. Equity
Stock-Based Compensation
The Company’s stock-based compensation plans are described in Note 13, “Equity,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Stock-based compensation consists primarily of common stock, restricted stock units (“RSUs”), deferred share units, stock options, and market-based performance share units (“PSUs”) granted to eligible employees and executives under the Omnibus Incentive Plan. The Company recognized $19 million and $13 million of non-cash stock-based compensation expense for the three months ended December 31, 2025 and 2024, respectively, which was recorded to additional paid-in capital.
Common Stock
During the three months ended December 31, 2025, the Company satisfied the vesting of PSUs and RSUs by issuing 159,580 shares of Class A Common Stock under the Omnibus Incentive Plan, which is net of shares used to settle employee income tax obligations.
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
The following table summarizes our total share repurchases and retirement under the Share Repurchase Program during the three months ended December 31, 2025:

	Three Months Ended December 31, 2025		Three Months Ended December 31, 2024
Share Repurchase Type	Shares	Amount (in millions)	Shares	Amount (in millions)
Open Market Repurchases	920,000	$26	60,383	$2
11. Redeemable Noncontrolling Interest
As of December 31, 2025, the redeemable noncontrolling interests (“RNCI”) consist of interests in Beethoven, a consolidated subsidiary. The Company consolidates Beethoven based on its controlling financial interest of the joint venture through the Company's majority representation on the board. The noncontrolling interest holder in Beethoven, which is BainCo as described in Note 7, has a 50% ownership share and is entitled to receive 50% of the required quarterly distributions made by the joint venture from available cash. For distributions resulting from a liquidity event, including the sale of the joint venture, an initial public offering, or other liquidity event as defined in the Master Operations and Economics Agreement, the noncontrolling interest holder is entitled to proceeds from such event until its contributed capital is returned with an annualized return of 8%, after which the Company will receive distributions for an equal amount, with any additional amounts distributed equally.
Beginning on the sixth anniversary of formation, the noncontrolling interest holder has an exit right, that upon providing notice, the Company has the option to acquire the noncontrolling interest holders interest for a price negotiated with noncontrolling interest holder or otherwise determined by an independent fair market valuation, if elected. If not acquired by the Company, the noncontrolling interest holder can initiate and complete a sale of Beethoven or an initial public offering that include the interests held by the Company. Beginning on the eighth anniversary, the Company will also have a similar exit right, that provides similar rights to negotiate the sale of the Company’s interests to the noncontrolling interest holder.
Given the exit rights held by the noncontrolling interest holder may result in the interests being redeemed by the Company based on events that are not solely in its control, the noncontrolling interest is presented in the Consolidated Balance Sheets at the greater of the current estimated redemption value or carrying value of the interests including adjustments for the attribution of income to the noncontrolling interest holder. The Company adjusts the redeemable noncontrolling interest to the redemption at the end of each reporting period with changes recognized as adjustments to retained earnings. The Company recognized $5 million as the redeemable noncontrolling interest balance as of December 31, 2025.
12. Income Taxes
For the three months ended December 31, 2025, the Company recorded an income tax expense of $71 million. The income tax expense for the three months ended December 31, 2025 is higher than the expected tax expense at the statutory rate of 21% primarily due to foreign income taxed at rates higher than in the United States, including withholding taxes, U.S. state and local taxes, the net impact of GILTI and foreign derived intangible income (“FDII”), and non-deductible executive compensation under IRC Section 162(m).
For the three months ended December 31, 2024, the Company recorded an income tax expense of $89 million. The income tax expense for the three months ended December 31, 2024 is higher than the expected tax expense at the statutory rate of 21% primarily due to foreign income taxed at rates higher than the United States, including withholding taxes, and U.S. state and local taxes, unrecognized tax benefit related to uncertain tax positions, and non-deductible executive compensation under IRC Section 162(m). These charges were partially offset by tax benefits associated with R&D credits, and the net impact of GILTI and FDII.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of December 31, 2025 could decrease by up to approximately $1 million related to various ongoing audits and settlement discussions in various jurisdictions during the next twelve months.
The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted legislation as of January 1, 2025 and others are expected to enact legislation in the next few years. The Company has evaluated the potential impact of the rules based on the most recently available information. For the fiscal year ended September 30, 2026, the impact on the Company is expected to be immaterial. The Company will continue to monitor legislative developments to determine if there are significant changes to Pillar 2 rules that could lead to a material impact.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which introduces a wide-ranging set of tax reform provisions. In fiscal year 2026, the Company is benefitting from the changes to the business interest expense deduction limitation, allowing for an accelerated deduction, and restored expensing for domestic research and development costs.

13. Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, for the purposes of managing foreign currency exchange rate risk on expected future cash flows.
As of December 31, 2025, the Company had outstanding foreign currency forward exchange contracts for the sale of $541 million and the purchase of $327 million of foreign currencies at fixed rates. As of September 30, 2025, the Company had outstanding foreign currency forward exchange contracts for the sale of $460 million and the purchase of $170 million of foreign currencies at fixed rates.
The Company recorded no realized pre-tax gains and unrealized pre-tax losses of $1 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the three months ended December 31, 2025. The Company recorded realized pre-tax gains of $3 million and unrealized pre-tax gains of $12 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the three months ended December 31, 2024.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
	(in millions)
Other Current Assets:
Foreign currency forward exchange contracts (a)	$—	$—
Other Current Liabilities:
Foreign currency forward exchange contracts (a)	$(1)	$(3)
______________________________________
(a)For December 31, 2025 includes $6 million and $7 million of foreign exchange derivative contracts in asset and liability positions, respectively, which net to $0 million of current assets and $1 million of current liabilities, respectively. For September 30, 2025 includes $3 million and $6 million of foreign exchange derivative contracts in asset and liability positions, respectively, which net to $0 million of current assets and $3 million of current liabilities, respectively.
14. Segment Information
Based on the nature of its products and services, the Company classifies its business interests into two fundamental operations: Recorded Music and Music Publishing, which also represent the reportable segments of the Company. Information as to each of these operations and further description of these segments is set forth below and can be found in Note 1. The Company’s Chief Operating Decision Maker, which is our Chief Executive Officer, allocates resources and evaluates performance based on several factors, including operating income (loss) and other financial measures.
The accounting policies of the Company’s business segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, and therefore, do not themselves impact consolidated results.

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
December 31, 2025
Revenues	$1,480	$362	$(2)	$1,840
Cost of revenue	760	228	(1)	987
Selling and marketing expense	150	1	4	155
Distribution expense	31	—	—	31
General and administrative expense	154	34	84	272
Restructuring & Impairment	22	—	12	34
Amortization expense	34	34	—	68
Net loss on divestitures	—	—	(5)	(5)
Operating income (loss)	$329	$65	$(106)	$288
Depreciation expense (a)	12	1	18	31

December 31, 2024
Revenues	$1,345	$323	$(2)	$1,666
Cost of revenue	686	210	(2)	894
Selling and marketing expense	151	1	6	158
Distribution expense	32	—	—	32
General and administrative expense	180	31	73	284
Restructuring & Impairment	28	—	(1)	27
Amortization expense	30	26	1	57
Operating income (loss)	$238	$55	$(79)	$214
Depreciation expense (a)	15	1	13	29
(a) Depreciation expense is a component of general and administrative expense
15. Additional Financial Information
Supplemental Cash Flow Disclosures
The Company made interest payments of approximately $38 million and $18 million during the three months ended December 31, 2025 and 2024, respectively. The Company paid approximately $68 million and $43 million of income and withholding taxes, net of refunds, for the three months ended December 31, 2025 and 2024, respectively. Non-cash investing activities were approximately $8 million related to the receipt of noncash consideration and the acquisition of music publishing rights and music catalogs during the three months ended December 31, 2025 and $18 million related to business combinations and the acquisition of music publishing rights and music catalogs during the three months ended December 31, 2024.
Assets and Liabilities Held for Sale
In the fourth quarter of fiscal year 2025, the Company signed a non-binding letter of intent to sell its EMP business within our Recorded Music segment and was classified as held for sale. The sale is expected to be completed in the second quarter of fiscal year 2026. Upon classification as held for sale, the business was measured at the lower of its carrying amount or its estimated fair value less costs to sell. For the three months ended December 31, 2025, the Company recognized an impairment charge of $9 million within the Recorded Music segment for long-lived assets associated with EMP, which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025. The recoverable fair value was determined based on current market indicators.

The major classes of assets and liabilities of the business held for sale as of December 31, 2025 are as follows:

	December 31, 2025	September 30, 2025
	(in millions)	(in millions)
Cash	$16	$3
Inventories	40	50
Property, plant and equipment, net	13	20
Intangible assets subject to amortization, net	7	10
Other assets	4	6
Assets of business held for sale	$80	$89

Accounts payable and accrued liabilities	$29	$34
Other liabilities	19	15
Liabilities of business held for sale	$48	$49
Net Gain (Loss) on Divestitures
The Company recognized a pre-tax loss of $5 million during the three months ended December 31, 2025, in connection with the divestiture of certain assets which have been reflected as a net loss (gain) on divestiture in the accompanying condensed consolidated statement of operations.
Net Gain on Sale of Investments
The Company recognized a pre-tax realized net gain of $29 million during the three months ended December 31, 2024 in connection with the sale of an investment that has been presented within the Other income (expense) line of the accompanying condensed consolidated statement of operations.
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
On November 7, 2025, the Company’s board of directors declared a cash dividend of $0.19 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on December 2, 2025. The Company paid an aggregate of approximately $100 million, or $0.19 per share, in cash dividends to stockholders and participating security holders for the three months ended December 31, 2025.
On February 5, 2026, the Company’s board of directors declared a cash dividend of $0.19 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on March 3, 2026 to stockholders of record as of the close of business on February 18, 2026.

16. Fair Value Measurements
The following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2025 and September 30, 2025.

	Fair Value Measurements as of December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign currency forward exchange contracts (a)	$—	$—	$—	$—
Other current liabilities:
Foreign currency forward exchange contracts (a)	$—	$(1)	$—	$(1)
Other noncurrent assets:
Equity investments with readily determinable fair value (b)	$6	$—	$—	$6

	Fair Value Measurements as of September 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other current liabilities:
Foreign currency forward exchange contracts (a)	$—	$(3)	$—	$(3)
Other noncurrent assets:
Equity investment with readily determinable fair value (b)	$8	$—	$—	$8
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
The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the asset is written down to its fair value. In addition, an impairment analysis is performed at least annually for goodwill and indefinite-lived intangible assets. Furthermore, assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. When the Company determines that the fair value of an asset group held for sale is less than its carrying value, a non-recurring fair value adjustment is recognized as a loss in the period the held-for-sale criteria are met. The Company estimated the fair value of the assets held for sale based on current market indicators.
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three months ended December 31, 2025 and recorded approximately $1 million of impairment charges on these investments during the three months ended December 31, 2024. In addition, there were no observable price changes events that were completed during the three months ended December 31, 2025 and 2024.
Fair Value of Debt
Based on the level of interest rates prevailing at December 31, 2025, the fair value of the Company’s debt was $4.290 billion. Based on the level of interest rates prevailing at September 30, 2025, the fair value of the Company’s debt was $4.270 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025 (the “Quarterly Report”).
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
•the fact that we maintain certain cash deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits, which could have an adverse effect on liquidity and financial performance in the event of a bank failure or receivership; and
•risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
•Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2025 and December 31, 2024. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2025 and December 31, 2024, as well as a discussion of our financial condition and liquidity as of December 31, 2025. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
BUSINESS OVERVIEW
We are one of the world’s leading music entertainment companies. Our renowned family of iconic record labels, including Atlantic Records, Warner Records, Elektra Records and Parlophone Records, is home to many of the world’s most popular and influential recording artists. In addition, Warner Chappell Music, our global music publishing business, boasts an extraordinary catalog that includes timeless standards and contemporary hits, representing works by over 190,000 songwriters and composers, with a global collection of more than one and a half million musical compositions. We classify our business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of each of those operations is presented below.
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
Our Recorded Music business’s operations include WMX, a next generation services division that connects artists with fans and amplifies brands in creative, immersive, and engaging ways. This division includes a rebranded WEA commercial services and marketing network (formerly Warner-Elektra-Atlantic Corporation, or WEA Corp.), which markets, distributes and sells music and video products to retailers and wholesale distributors, and enhances relationships with fans by creating artist merchandise, which we operate, market and sell across various channels, including e-commerce and retail. and through touring. Our business’s distribution operations also include Alternative Distribution Alliance (“ADA”), which markets, distributes and sells the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.
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
On July 1, 2025, the Company announced a strategic restructuring plan (the “2025 Restructuring Plan”) designed to free up funds to invest in music and to accelerate the Company’s long-term growth. The Company expects the 2025 Restructuring Plan to generate pre-tax cost savings of approximately $300 million on an annualized run-rate basis by the end of the fiscal year 2027 and expects the majority of the cost savings under the 2025 Restructuring Plan to be accretive to Adjusted OIBDA. The 2025 Restructuring Plan is expected to be fully implemented by the end of calendar year 2026. The Company expects to incur total charges of approximately $200 million on a pre-tax basis or approximately $150 million on an after-tax basis. Approximately $170 million of the charges will be for severance payments and other related termination costs and approximately $30 million of certain other charges. The Company anticipates that the Plan will result in cash expenditures of approximately $200 million of which $170 million is expected to be paid by the end of fiscal year 2026.
For the three months ended December 31, 2025, total severance and other termination costs recorded in connection with the 2025 Strategic Restructuring Plan were $25 million, of which $13 million of expense was recognized in our Recorded Music segment and $12 million was recognized in Corporate. As of December 31, 2025, total cumulative restructuring and impairment charges recognized in connection with the 2025 Strategic Restructuring Plan were $143 million with $93 million of costs recognized in our Recorded Music segment, $5 million of costs recognized in our Music Publishing segment, and $45 million recognized at Corporate. These costs are composed of $115 million of severance costs and $28 million of non-cash impairment charges primarily related to impairments of operating lease right-of-use assets that are no longer in use and royalty advances based on operational changes in the intended use of these assets.
2024 Strategic Restructuring Plan
In 2024, the Company announced a strategic restructuring plan (the “2024 Strategic Restructuring Plan”) designed to free up additional funds to invest in music and accelerate the Company’s growth for the next decade. The 2024 Strategic Restructuring Plan is complete and the remaining associated cash payments are expected to be made by the end of fiscal year 2026.
The cost savings under the 2024 Strategic Restructuring Plan will be achieved through a combination of the disposal or winding down of non-core operations, continuing to manage overhead, sharpening focus, expanding shared services, and implementing previously disclosed expected operational efficiencies made possible by the Company’s financial transformative initiative. The Company allocated a majority of the costs savings to increase investment in the Company’s core Recorded Music and Music Publishing businesses, new skill sets and tech capabilities.
As of September 30, 2025, total cumulative restructuring and impairment charges recognized in connection with the 2024 Strategic Restructuring Plan were $216 million with $206 million of costs recognized in our Recorded Music segment and $10 million recognized at Corporate. These costs are composed of $134 million of severance and other contract termination costs, of which $7 million was non-cash, and $82 million of non-cash impairment charges. There were no restructuring costs recognized for the three months ended December 31, 2025 related to the 2024 Strategic Restructuring Plan.

Other Impairments
For the three months ended December 31, 2025, the Company recognized an impairment charge of $9 million within the Recorded Music segment for long-lived assets associated with EMP, which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025.
BMG Termination
In September 2023, the Company terminated its distribution agreement with BMG as BMG began to bring digital distribution in-house and license directly with digital service partners in fiscal 2024 while also licensing its physical distribution with a different provider (the “BMG Termination”). Alternative Distribution Alliance (“ADA”), which is part of our Recorded Music business, had previously been distributing BMG’s recorded music catalog and revenues are reported within our Recorded Music segment. The shift to digital direct deals by BMG was a phased in-sourcing of distribution during the prior fiscal year with BMG rolled off at the end of the prior fiscal year.

RESULTS OF OPERATIONS
Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Revenue by Type
Digital	$976	$873	$103	12%
Physical	152	166	(14)	-8%
Total digital and physical	1,128	1,039	89	9%
Artist services and expanded-rights	231	196	35	18%
Licensing	121	110	11	10%
Total Recorded Music	1,480	1,345	135	10%
Performance	64	56	8	14%
Digital	215	207	8	4%
Mechanical	18	14	4	29%
Synchronization	60	39	21	54%
Other	5	7	(2)	-29%
Total Music Publishing	362	323	39	12%
Intersegment eliminations	(2)	(2)	—	—%
Total revenues	$1,840	$1,666	$174	10%
Revenue by Geographical Location
U.S. Recorded Music	$577	$532	$45	8%
U.S. Music Publishing	190	173	17	10%
Total U.S.	767	705	62	9%
International Recorded Music	903	813	90	11%
International Music Publishing	172	150	22	15%
Total international	1,075	963	112	12%
Intersegment eliminations	(2)	(2)	—	—%
Total revenues	$1,840	$1,666	$174	10%
Total Revenues
Total revenues increased by $174 million, or 10%, to $1,840 million for the three months ended December 31, 2025 from $1,666 million for the three months ended December 31, 2024. Revenue growth was impacted by a digital revenue settlement of $12 million in the quarter and a $7 million downward revenue true-up in the prior-year quarter (the “DSP True-Up and Settlement Payments”). Recorded Music revenue growth was also unfavorably impacted by the BMG Termination, which resulted in $6 million less Recorded Music digital revenue compared to the prior-year quarter. Music Publishing revenue was impacted by $17 million of revenue in the prior-year quarter recognized in connection with historical matched royalties that were processed to date by the Mechanical Licensing Collective (the “MLC Historical Matched Royalties”). Adjusted for these items, total revenues increased by $178 million, or 11%, which includes $52 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 80% and 20% of total revenue for the three months ended December 31, 2025, respectively, and 81% and 19% of total revenue for the three months ended December 31, 2024, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 42% and 58% of total revenues for each of the three months ended December 31, 2025 and December 31, 2024.

Total digital revenues after intersegment eliminations increased by $108 million, or 10%, to $1,190 million for the three months ended December 31, 2025 from $1,082 million for the three months ended December 31, 2024. Total streaming revenue increased by $113 million, driven by growth in Recorded Music and Music Publishing. Total streaming revenue includes $30 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2025 were composed of U.S. revenues of $534 million and international revenues of $657 million, or 45% and 55% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2024 were composed of U.S. revenues of $508 million and international revenues of $572 million, or 47% and 53% of total digital revenues, respectively.
Recorded Music revenues increased by $135 million, or 10%, to $1,480 million for the three months ended December 31, 2025 from $1,345 million for the three months ended December 31, 2024. The increase includes $43 million of favorable currency exchange fluctuations. U.S. Recorded Music revenues were $577 million and $532 million, or 39% and 40% of consolidated Recorded Music revenues for each of the three months ended December 31, 2025 and December 31, 2024, respectively. International Recorded Music revenues were $903 million and $813 million, or 61% and 60%, of consolidated Recorded Music revenues for each of the three months ended December 31, 2025 and December 31, 2024, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights and licensing revenues, partially offset by a decrease in physical revenue. Digital revenue increased by $103 million, or 12%, which includes a favorable impact of currency exchange fluctuations of $26 million, primarily due to growth in streaming revenue as a result of the continued growth in streaming services, including growth in subscription and ad-supported revenues. Revenue from streaming services increased by $106 million, or 12%, to $960 million for the three months ended December 31, 2025 from $854 million for the three months ended December 31, 2024. Adjusted for the impacts of the DSP True-Up and Settlement Payments in the current and prior-year quarters and the BMG Termination in the prior-year quarter, Recorded Music streaming revenue increased $93 million, or 11%, to $948 million for the three months ended December 31, 2025 from $855 million for the three months ended December 31, 2024. Download and other digital revenues decreased by $3 million, or 16%, to $16 million for the three months ended December 31, 2025 from $19 million for the three months ended December 31, 2024. Artist services and expanded-rights revenue increased by $35 million, or 18%, due to higher concert promotion revenue primarily in France, and a favorable impact of foreign currency exchange rates of $9 million. Licensing revenue increased by $11 million, or 10%, driven by higher licensing activity, a $2 million increase in copyright infringement settlements in the quarter, and a favorable impact of foreign currency exchange rates of $3 million. Physical revenue, which includes a favorable impact of foreign currency exchange rates of $5 million, decreased by $14 million, or 8%, primarily driven by strong releases in Japan and Korea in the prior-year quarter. Top sellers in the quarter included Alex Warren, sombr, Cardi B, Ed Sheeran, and Teddy Swims.
Music Publishing revenues increased by $39 million, or 12%, to $362 million for the three months ended December 31, 2025 from $323 million for the three months ended December 31, 2024. U.S. Music Publishing revenues were $190 million and $173 million, or 52% and 54% of consolidated Music Publishing revenues, for the three months ended December 31, 2025 and December 31, 2024, respectively. International Music Publishing revenues were $172 million and $150 million, or 48% and 46% of consolidated Music Publishing revenues, for the three months ended December 31, 2025 and December 31, 2024, respectively.
The overall increase in Music Publishing revenue was driven by increases in digital, synchronization, performance, and mechanical revenues. Digital revenue increased by $8 million, or 4%, driven by an increase in streaming revenue. Revenue from streaming services grew by $7 million, or 3%, to $212 million for the three months ended December 31, 2025 from $205 million for the three months ended December 31, 2024, driven by the impact of new deals and renewals and a favorable impact of foreign currency exchange rates of $4 million, partially offset by the $17 million impact of the MLC Historical Matched Royalties in the prior-year quarter. Adjusted for this item, Music Publishing streaming revenue increased $24 million, or 13%, to $212 million for the three months ended December 31, 2025 from $188 million for the three months ended December 31, 2024. Synchronization revenue increased by $21 million, or 54%, attributable to higher television and commercial licensing activity, a $3 million increase in copyright infringement settlements in the quarter, and the $3 million impact of our acquisition of Tempo Music. Performance revenue increased by $8 million, or 14%, driven by growth from concerts, radio and live events, and a favorable impact of foreign currency exchange rates of $2 million. Mechanical revenue increased by $4 million, or 29%, driven by the timing of distributions and includes a favorable impact of foreign currency exchange rates of $1 million.

Revenue by Geographical Location
U.S. revenue increased by $62 million, or 9%, to $767 million for the three months ended December 31, 2025 from $705 million for the three months ended December 31, 2024. U.S. Recorded Music revenue increased by $45 million, or 8%. U.S. Recorded Music digital revenue increased by $36 million, or 9%, driven by higher streaming revenue of $36 million, or 10%, including the impacts of the DSP True-Up and Settlement Payments in the current and prior-year quarters, and the BMG Termination in the prior-year quarter. U.S. Recorded Music licensing revenue increased by $7 million, or 20%, driven by higher copyright infringement settlements. U.S. Recorded Music physical revenue increased $2 million, or 3%, driven by strong releases in the quarter and carryover success. US. Recorded Music artist services and expanded-rights revenues remained constant for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. U.S. Music Publishing revenue increased by $17 million, or 10%, to $190 million for the three months ended December 31, 2025 from $173 million for the three months ended December 31, 2024. U.S. Music Publishing digital revenue decreased by $10 million, or 8%, attributable to lower streaming revenue of $10 million, or 8%, which includes the impact of the MLC Historical Matched Royalties in the prior-year quarter. U.S. Music Publishing synchronization revenue increased by $21 million, or 95%, driven by timing of certain copyright infringement settlements, higher television and commercial licensing activity and the impact of acquisitions. U.S. Music Publishing performance increased by $4 million, or 21%, due to radio activity, and mechanical revenue increased by $2 million driven by the timing of distributions.
International revenue increased by $112 million, or 12%, to $1,075 million for the three months ended December 31, 2025 from $963 million for the three months ended December 31, 2024. Excluding the favorable impact of foreign currency exchange rates of $51 million, International revenue increased by $61 million, or 6%. International Recorded Music revenue increased by $90 million, which includes a favorable impact of foreign currency exchange rates of $43 million, driven by growth across digital, artist services and expanded rights and licensing revenues, partially offset by a decrease in physical revenue. International Recorded Music digital revenue increased by $67 million, attributable to higher streaming revenue of $70 million, or 14%, which includes the impacts of the DSP True-Up and Settlement Payments in the current and prior-year quarters, and the BMG Termination in the prior-year quarter, and reflects a favorable impact of foreign currency exchange rates of $26 million. International Recorded Music artist services and expanded-rights revenue increased by $35 million, or 24%, driven by higher concert promotion revenue primarily in France, and the favorable impact of foreign currency exchange rates of $9 million. International Recorded Music licensing revenue increased by $4 million, or 5%, primarily driven by favorable movements in foreign currency exchange rates of $3 million. These increases were partially offset by a decrease in physical revenue of $16 million driven by strong releases in Japan and Korea in the prior-year quarter, partially offset by the favorable impact of foreign currency exchange rates of $5 million. International Music Publishing revenue increased by $22 million, or 15%, to $172 million for the three months ended December 31, 2025 from $150 million for the three months ended December 31, 2024. International Music Publishing revenue growth was driven by increases in digital revenue of $18 million due to growth in streaming, performance revenue of $4 million due to growth from concerts and live events primarily in Europe, and mechanical revenue of $2 million driven by the timing of distributions. Synchronization revenue remained constant for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$644	$574	$70	12%
Product costs	343	320	23	7%
Total cost of revenues	$987	$894	$93	10%
Artist and repertoire costs increased by $70 million, to $644 million for the three months ended December 31, 2025 from $574 million for the three months ended December 31, 2024. Artist and repertoire costs as a percentage of revenue increased to 35% for the three months ended December 31, 2025 from 34% for the three months ended December 31, 2024, primarily due to revenue mix.
Product costs increased by $23 million, to $343 million for the three months ended December 31, 2025 from $320 million for the three months ended December 31, 2024. Product costs as a percentage of revenue remained constant at 19% for each of the three months ended December 31, 2025 and December 31, 2024.

Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$272	$284	$(12)	-4%
Selling and marketing expense	155	158	(3)	-2%
Distribution expense	31	32	(1)	-3%
Total selling, general and administrative expense	$458	$474	$(16)	-3%
______________________________________
(1)Includes depreciation expense of $31 million and $29 million for the three months ended December 31, 2025 and December 31, 2024, respectively.
Total selling, general and administrative expense decreased by $16 million, to $458 million for the three months ended December 31, 2025 from $474 million for the three months ended December 31, 2024. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 25% for the three months ended December 31, 2025 from 28% for the three months ended December 31, 2024 due to the factors noted below.
General and administrative expense decreased by $12 million to $272 million for the three months ended December 31, 2025 from $284 million for the three months ended December 31, 2024. The decrease in general and administrative expense was primarily driven by cost savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business, partially offset by higher depreciation expense of $2 million due to the core financials component of our new technology platform being placed into service, and the impact of acquisitions of $2 million. Expressed as a percentage of revenue, general and administrative expense decreased to 15% for the three months ended December 31, 2025 compared to 17% for the three months ended December 31, 2024.
Selling and marketing expense decreased by $3 million, or 2%, to $155 million for the three months ended December 31, 2025 from $158 million for the three months ended December 31, 2024. Expressed as a percentage of revenue, selling and marketing expense decreased to 8% for the three months ended December 31, 2025 from 9% for the three months ended December 31, 2024 due to savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business.
Distribution expense decreased by $1 million to $31 million for the three months ended December 31, 2025 from $32 million for the three months ended December 31, 2024. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the three months ended December 31, 2025 and December 31, 2024.

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

	For the Three Months Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$176	$236	$(60)	(25)%
Income attributable to noncontrolling interest	(1)	5	(6)	—%
Net income	175	241	(66)	(27)%
Income tax expense	71	89	(18)	(20)%
Net income before income taxes	246	330	(84)	(25)%
Other income	(3)	(153)	150	(98)%
Interest expense, net	45	37	8	22%
Operating income	288	214	74	35%
Amortization expense	68	57	11	19%
Depreciation expense	31	29	2	7%
Restructuring and impairments	34	27	7	26%
Transformation initiative costs	17	17	—	—%
Net loss on divestitures	5	—	5	—%
Non-cash stock-based compensation and other related costs	20	19	1	5%
Adjusted OIBDA	$463	$363	$100	28%
Adjusted OIBDA
Adjusted OIBDA increased by $100 million to $463 million for the three months ended December 31, 2025 from $363 million for the three months ended December 31, 2024, driven by the impact of the DSP True-Up and Settlement Payments of $7 million in the quarter and $4 million in the prior-year quarter, and the MLC Historical Matched Royalties of $4 million in the prior-year quarter, as well as revenue mix, savings from the Company’s restructuring plans, a portion of which has been reinvested in the Company’s business, and favorable movements in currency exchange rates of approximately $25 million compared to the prior-year quarter. Expressed as a percentage of total revenue, Adjusted OIBDA margin increased to 25% for the three months ended December 31, 2025 from 22% for the three months ended December 31, 2024.
Non-cash stock-based compensation and other related costs
Our non-cash stock-based compensation and other related costs increased by $1 million to $20 million for the three months ended December 31, 2025 from $19 million for the three months ended December 31, 2024.
Net loss on divestitures
Net loss on divestitures during the three months ended December 31, 2025 includes a pre-tax loss of $5 million in connection with the divestiture of certain assets. There was no net loss on divestitures during the three months ended December 31, 2024.
Transformation initiative costs
Our transformation initiative costs, which include costs associated with our finance transformation, remained constant at $17 million for each of the three months ended December 31, 2025 and December 31, 2024.
Restructuring and Impairments
Our restructuring and impairment charges increased to $34 million for the three months ended December 31, 2025 from $27 million for the three months ended December 31, 2024. The three months ended December 31, 2025 includes an impairment charge of

$9 million for long-lived assets associated with EMP, which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025.
Depreciation expense
Our depreciation expense increased by $2 million to $31 million for the three months ended December 31, 2025 from $29 million for the three months ended December 31, 2024. The increase is primarily driven by the core financials and global revenue solution components of our new technology platform being placed into service.
Amortization expense
Our amortization expense increased by $11 million, to $68 million for the three months ended December 31, 2025 from $57 million for the three months ended December 31, 2024. The increase is driven by incremental amortization related to acquisitions of music-related assets, partially offset by EMP intangible assets, which have been classified as held for sale.
Operating income
Our operating income increased by $74 million to $288 million for the three months ended December 31, 2025 from $214 million for the three months ended December 31, 2024, primarily due to the factors impacting Adjusted OIBDA described above. The increase in operating income was partially offset by higher amortization expenses of $11 million, an increase in restructuring and impairment charges of $7 million, and the impact of a $5 million net loss on divestitures for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
Interest expense, net
Our interest expense, net, increased to $45 million for the three months ended December 31, 2025 from $37 million for the three months ended December 31, 2024 due to incremental debt related to the Tempo Asset-Based Notes acquired in connection with the acquisition of Tempo Music in the prior year, partially offset by lower interest rates on variable rate debt in the quarter.
Other income
Other income for the three months ended December 31, 2025 primarily includes income earned on equity method investments of $2 million and a currency exchange gain on our intercompany loans of $1 million, partially offset by a foreign currency loss on our Euro-denominated debt of $1 million, and a realized and unrealized loss on hedging activity of $1 million. This compares to foreign currency gains on our Euro-denominated debt of $61 million, currency exchange gains on our intercompany loans of $46 million, and realized and unrealized gains on hedging activity of $15 million for the three months ended December 31, 2024.
Income tax expense
Our income tax expense decreased by $18 million to $71 million for the three months ended December 31, 2025 from $89 million for the three months ended December 31, 2024. The decrease of $18 million in income tax expense is primarily due to a decrease in pre-tax income in the quarter.
Net income
Net income decreased by $66 million to $175 million for the three months ended December 31, 2025 from $241 million for the three months ended December 31, 2024 as a result of the factors described above.
Noncontrolling interest
There was a loss attributable to noncontrolling interest of $1 million during the three months ended December 31, 2025 compared to income of $5 million for the three months ended December 31, 2024.

Business Segment Results
Revenues, operating income (loss) and Adjusted OIBDA by business segment were as follows (in millions):

	For the Three Months Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Recorded Music
Revenues	$1,480	$1,345	$135	10%
Operating income	329	238	91	38%
Adjusted OIBDA	403	323	80	25%
Music Publishing
Revenues	362	323	39	12%
Operating income	65	55	10	18%
Adjusted OIBDA	102	83	19	23%
Corporate expenses and eliminations
Revenue eliminations	(2)	(2)	—	—%
Operating loss	(106)	(79)	(27)	34%
Adjusted OIBDA loss	(42)	(43)	1	-2%
Total
Revenues	1,840	1,666	174	10%
Operating income	288	214	74	35%
Adjusted OIBDA	463	363	100	28%
Recorded Music
Revenues
Recorded Music revenue increased by $135 million, or 10%, to $1,480 million for the three months ended December 31, 2025 from $1,345 million for the three months ended December 31, 2024. U.S. Recorded Music revenues were $577 million and $532 million, or 39% and 40% of consolidated Recorded Music revenues, for the three months ended December 31, 2025 and December 31, 2024, respectively. International Recorded Music revenues were $903 million and $813 million, or 61% and 60% of consolidated Recorded Music revenues, for the three months ended December 31, 2025 and December 31, 2024, respectively.
The overall increase in Recorded Music revenue was driven by higher revenue across digital, artist services and expanded-rights and licensing, partially offset by a decrease in physical revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$417	$366	$51	14%
Product costs	343	320	23	7%
Total cost of revenues	$760	$686	$74	11%
Recorded Music cost of revenues increased by $74 million, to $760 million for the three months ended December 31, 2025 from $686 million for the three months ended December 31, 2024. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs increased to 28% for the three months ended December 31, 2025 from 27% for the three months ended December 31, 2024 primarily due to revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs decreased to 23% for the three months ended December 31, 2025 from 24% for the three months ended December 31, 2024, driven by revenue and deal mix.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$154	$180	$(26)	-14%
Selling and marketing expense	150	151	(1)	-1%
Distribution expense	31	32	(1)	-3%
Total selling, general and administrative expense	$335	$363	$(28)	-8%
______________________________________
(1)Includes depreciation expense of $12 million and $15 million for the three months ended December 31, 2025 and December 31, 2024, respectively.

Recorded Music selling, general and administrative expense decreased by $28 million, to $335 million for the three months ended December 31, 2025 from $363 million for the three months ended December 31, 2024. The decrease in general and administrative expense was largely driven by cost savings from the Company’s restructuring plans, a portion of which has been reinvested into the Company’s business. The decrease in selling and marketing expense was also driven by savings from the Company’s restructuring plans, as well as lower variable marketing spend. The decrease in distribution expense was primarily driven by revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 23% for the three months ended December 31, 2025 from 27% for the three months ended December 31, 2024.
Operating Income and Adjusted OIBDA
Recorded Music operating income increased by $91 million to $329 million for the three months ended December 31, 2025 from $238 million for the three months ended December 31, 2024. In addition to the factors impacting Adjusted OIBDA described below, the increase in operating income was driven by decreases in restructuring and impairment charges of $6 million and depreciation expense of $3 million compared to the prior-year quarter, partially offset by higher amortization expenses of $4 million related to acquisitions of music-related assets.
Recorded Music Adjusted OIBDA increased by $80 million to $403 million for the three months ended December 31, 2025 from $323 million for the three months ended December 31, 2024, largely driven by the impact of the DSP True-Up and Settlement Payments of $7 million in the quarter and $4 million in the prior-year quarter, as well as savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business, and favorable movements in foreign currency exchange rates of approximately $18 million. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin increased to 27% for the three months ended December 31, 2025 from 24% for the three months ended December 31, 2024 due to the factors noted above.
Music Publishing
Revenues
Music Publishing revenues increased by $39 million, or 12%, to $362 million for the three months ended December 31, 2025 from $323 million for the three months ended December 31, 2024. U.S. Music Publishing revenues were $190 million and $173 million, or 52% and 54% of consolidated Music Publishing revenues, for the three months ended December 31, 2025 and December 31, 2024, respectively. International Music Publishing revenues were $172 million and $150 million, or 48% and 46% of consolidated Music Publishing revenues, for the three months ended December 31, 2025 and December 31, 2024, respectively.
The overall increase in Music Publishing revenue was driven by growth in digital, synchronization, performance, and mechanical revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Artist and repertoire costs	$228	$210	$18	9%
Total cost of revenues	$228	$210	$18	9%
Music Publishing cost of revenues increased by $18 million, or 9%, to $228 million for the three months ended December 31, 2025 from $210 million for the three months ended December 31, 2024. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 63% for the three months ended December 31, 2025 from 65% for the three months ended December 31, 2024, largely due to revenue mix.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
General and administrative expense (1)	$34	$31	$3	10%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$35	$32	$3	9%
______________________________________
(1)Includes depreciation expense of $1 million for each of the three months ended December 31, 2025 and December 31, 2024.
Music Publishing selling, general and administrative expense increased by $3 million, or 9%, to $35 million for the three months ended December 31, 2025 from $32 million for the three months ended December 31, 2024, which includes the impact of our acquisition of Tempo Music in the prior year. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained constant at 10% for each of the three months ended December 31, 2025 and December 31, 2024.
Operating Income and Adjusted OIBDA
Music Publishing operating income increased by $10 million to $65 million for the three months ended December 31, 2025 from $55 million for the three months ended December 31, 2024, driven by the same factors affecting Adjusted OIBDA discussed below, partially offset by an increase in amortization expense of $8 million related to the impact of acquisitions for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
Music Publishing Adjusted OIBDA increased by $19 million, or 23%, to $102 million for the three months ended December 31, 2025 from $83 million for the three months ended December 31, 2024, primarily driven by revenue mix, the $4 million impact of the MLC Historical Matched Royalties in the prior-year quarter, and favorable movements in foreign exchange rates of approximately $7 million. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin increased to 28% for the three months ended December 31, 2025 from 26% for the three months ended December 31, 2024.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $27 million for the three months ended December 31, 2025 to $106 million from $79 million for the three months ended December 31, 2024, driven by an increase in restructuring and impairment costs of $13 million, an increase in non-cash stock-based compensation and other related expenses of $6 million, higher depreciation expense of $5 million driven by the core financials and global revenue solution components of our new technology platform being placed into service, and a net loss on divestitures of $5 million in the quarter.
Our Adjusted OIBDA loss from corporate expenses and eliminations decreased by $1 million to $42 million for the three months ended December 31, 2025 from $43 million for the three months ended December 31, 2024, primarily due to the factors discussed above, as well as savings from the Company’s restructuring plans, of which a portion has been reinvested into the Company’s business.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at December 31, 2025
At December 31, 2025, we had $4.371 billion of debt (which is net of $35 million of premiums, discounts and deferred financing costs), $751 million of cash and equivalents (net debt of $3.620 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $720 million of Warner Music Group Corp. equity. This compares to $4.365 billion of debt (which is net of $36 million of premiums, discounts and deferred financing costs), $532 million of cash and equivalents (net debt of $3.833 billion) and $647 million of Warner Music Group Corp. equity at September 30, 2025.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the three months ended December 31, 2025 and December 31, 2024 are unaudited and have been derived from our condensed consolidated interim financial statements included elsewhere herein.

	Three Months Ended December 31,
	2025	2024
Cash provided by (used in):
Operating activities	$440	$332
Investing activities	(52)	(81)
Financing activities	(159)	(127)
Operating Activities
Cash provided by operating activities was $440 million for the three months ended December 31, 2025 as compared with cash provided by operating activities of $332 million for the three months ended December 31, 2024. The $108 million increase in cash provided by operating activities was largely a result of operating performance.
Investing Activities
Cash used in investing activities was $52 million for the three months ended December 31, 2025 as compared with cash used in investing activities of $81 million for the three months ended December 31, 2024. The $52 million of cash used in investing activities in the three months ended December 31, 2025 consisted of $12 million relating to investments and acquisitions of businesses, $30 million to acquire music-related assets and $20 million relating to capital expenditures, partially offset by $10 million of proceeds from net divestitures. The $81 million of cash used in investing activities in the three months ended December 31, 2024 consisted of $40 million relating to investments and acquisitions of businesses, $41 million to acquire music-related assets, and $36 million relating to capital expenditures, partially offset by $36 million of proceeds from the sale of investments.
Financing Activities
Cash used in financing activities was $159 million for the three months ended December 31, 2025 as compared with cash used in financing activities of $127 million for the three months ended December 31, 2024. The $159 million of cash used in financing activities for the three months ended December 31, 2025 consisted of dividends paid of $100 million, payment of deferred consideration of $25 million, distributions to noncontrolling interest holders of $4 million, taxes paid related to net share settlement of restricted stock units and common stock of $5 million, common stock repurchased and retired of $26 million, deferred financing costs paid of $8 million, partially offset by proceeds from the Beethoven Credit Agreement of $4 million and contributions from redeemable noncontrolling interest holder of $5 million. The $127 million of cash used in financing activities for the three months ended December 31, 2024 consisted of dividends paid of $94 million, payment of deferred consideration of $17 million, distributions to noncontrolling interest holders of $7 million, taxes paid related to net share settlement of restricted stock units and common stock of $2 million, common stock repurchased and retired of $2 million and other financing activity of $5 million.
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

Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BBB- in August 2024 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba1 in March 2025. In September 2025, Fitch assigned us a BBB- long-term credit rating with a stable outlook. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.0% as of December 31, 2025. Our nearest-term maturity date is in 2028. Subject to market conditions, we continue to take opportunistic steps to extend our maturity dates, reduce related interest expense and make other changes. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
Repurchase Program
On November 14, 2024, the Company’s board of directors authorized a new $100 million share repurchase program (the “Share Repurchase Program”), which is intended to offset dilution from the Omnibus Incentive Plan. The $100 million share repurchase authorization does not obligate the Company to purchase any shares and the Share Repurchase Program does not have a fixed expiration date. The Company repurchased and retired 920,000 shares for $26 million during the three months ended December 31, 2025. As of December 31, 2025, approximately $58 million of the $100 million share repurchase authorization remained available.
Existing Debt as of December 31, 2025
As of December 31, 2025, our long-term debt was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2031	1,295
2.750% Senior Secured Notes due 2028	382
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031	522
3.000% Senior Secured Notes due 2031	800
Mortgage Term Loan due 2033	17
Total debt, including the current portion	4,091
Premium less unamortized discount and unamortized deferred financing costs	(27)
Total Acquisition Corp. long-term debt, including the current portion, net	$4,064
Beethoven Credit Agreement (b)	4
Tempo Asset-Based Notes due 2050 (c)	311
Unamortized discount	(8)
Total other long-term debt, including the current portion, net	$307
Total long-term debt, including the current portion, net	$4,371
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility with no letters of credit outstanding at December 31, 2025. There were no loan outstanding under the Revolving Credit Facility at December 31, 2025.
(b)Reflects $500 million of commitments under the Beethoven Credit Agreement. There were $4 million in loans outstanding under the Beethoven Credit Agreement at December 31, 2025. Loans outstanding under the Beethoven Credit Agreement are secured only by certain music rights owned by Beethoven and are nonrecourse to the Company and its subsidiaries, other than Beethoven.
(c)The Asset-Based Notes are secured only by certain music rights owned by Tempo Music and are nonrecourse to the Company and its subsidiaries, other than Tempo Music.

Pursuant to the Amendment, WMGCo and BainCo have committed to increase their respective initial equity commitment amounts by $100 million each.
For further discussion of our debt agreements, see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
On November 7, 2025, the Company’s board of directors declared a cash dividend of $0.19 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on December 2, 2025. The Company paid an aggregate of approximately $100 million, or $0.19 per share, in cash dividends to stockholders and participating security holders for the three months ended December 31, 2025.
On February 5, 2026, the Company’s board of directors declared a cash dividend of $0.19 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on March 3, 2026 to stockholders of record as of the close of business on February 18, 2026.

Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility, Senior Term Loan Facility and the Asset-Based Notes as of December 31, 2025.
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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended December 31, 2025, for the twelve months ended December 31, 2024 and for the three months ended December 31, 2025 and December 31, 2024. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Revolving Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended December 31, 2025. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended December 31,		Three Months Ended December 31,
	2025	2024	2025	2024
Net Income	$304	$526	$175	$241
Income tax expense	102	140	71	89
Interest expense, net	170	159	45	37
Depreciation and amortization	389	332	99	86
Net losses (gains) on divestitures and sale of securities	4	(47)	5	(29)
Restructuring costs (a)	129	132	25	3
Net foreign exchange losses (gains) (b)	204	(103)	1	(123)
Transaction costs	4	7	—	—
Business optimization expenses (c)	84	104	20	25
Non-cash stock-based compensation expense (d)	61	56	19	12
Other non-cash charges (e)	126	76	10	26
Unrestricted subsidiary (losses) (f)	(23)	—	(7)	—
Pro forma impact of cost savings initiatives and specified transactions (g)	257	137	39	16
Adjusted EBITDA	$1,811	$1,519	$502	$383
Senior Secured Indebtedness (f, h)	$3,314
Leverage Ratio (i)	1.83x
______________________________________
(a)Reflects severance costs and other restructuring related expenses, including those related to the Company’s restructuring plans.
(b)Reflects unrealized losses (gains) due to foreign exchange on our Euro-denominated debt, losses (gains) from foreign currency forward exchange contracts and intercompany transactions.
(c)Reflects costs associated with our transformation initiatives and technology system updates, which includes costs of $17 million and $67 million related to our finance transformation for the three and twelve months ended December 31, 2025, respectively, as well as $17 million and $74 million for the three and twelve months ended December 31, 2024, respectively.
(d)Reflects non-cash stock-based compensation expense related to the Omnibus Incentive Plan.
(e)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market adjustment of equity investments, investment losses (gains) and non-cash impairment losses resulting from the Company’s restructuring plans as well as an additional impairment charge of $9 million in the quarter for long-lived assets associated with EMP, which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025.
(f)In connection with the acquisition of Tempo Music, the acquired entity was designated as an unrestricted subsidiary, and therefore net income and Adjusted EBITDA do not include the results of Tempo Music, and the Asset-Based Notes issued by a subsidiary of Tempo Music are not included in our indebtedness for purposes of calculating the Leverage Ratio. Similarly, Beethoven was also designated as an unrestricted subsidiary, and therefore its results are not included in net income and Adjusted EBITDA, and the Beethoven Credit Facility is not included in our indebtedness for purposes of calculating the Leverage Ratio.
(g)Reflects expected savings resulting from transformation initiatives, including the 2025 Restructuring Plan, the 2024 Strategic Restructuring Plan, and the 2023 Restructuring Plan, as well as the pro forma impact of certain specified transactions for the three and twelve months ended December 31, 2025. Certain of these cost savings initiatives and transactions impacted quarters prior to the quarter during which they were identified within the last twelve-month period. The pro forma impact of these specified transactions and initiatives resulted in a $65 million increase in the twelve months ended December 31, 2025 Adjusted EBITDA.
(h)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $4.064 billion less cash of $750 million, which excludes cash and debt held at Tempo Music and Beethoven, which are unrestricted subsidiaries.
(i)Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of December 31, 2025 not exceeding $750 million in accordance with the Sixth Revolving Credit Agreement Amendment. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $140 million at the end of a fiscal quarter, the maximum leverage ratio permitted under the Revolving Credit Facility is 5.00:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” maintenance requirement on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $140 million at the end of a fiscal quarter. On May 4, 2021, certain covenants set forth in our Revolving Credit Facility were suspended, including the restriction on incurring certain additional indebtedness, based on the determination that the total indebtedness to EBITDA ratio is below the required threshold specified therein.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2025, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2025, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2025.
Foreign Currency Risk
Within our global business operations, we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Mexican Peso, Norwegian krone, and Polish Zloty and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset fluctuations in the Euro. As of December 31, 2025, the Company had outstanding foreign currency forward exchange contracts for the sale of $541 million and the purchase of $327 million of foreign currencies at fixed rates. Subsequent to December 31, 2025, certain of our foreign exchange contracts expired and were not replaced.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2025, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $21 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are used to manage foreign currency exchange rate risk, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $4.406 billion of principal debt outstanding at December 31, 2025, of which $1.316 billion was variable-rate debt and $3.090 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At December 31, 2025, 70% of the Company’s debt was at a fixed rate. In addition, as of December 31, 2025, we have the option under our floating rate loans under the Senior Term Loan Facility to select a one, three or six month Term SOFR.
Based on the level of interest rates prevailing at December 31, 2025, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $4.290 billion. Further, as of December 31, 2025, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $29 million or increase the fair value of the fixed-rate debt by approximately $27 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
The Company previously started a multi-year implementation to upgrade our information technology and finance infrastructure, including related systems and processes. The upgrades are designed to enhance our financial records and the flow of financial information, improve data analysis and accelerate our financial reporting. The deployment of our new technology platform is currently being implemented using a wave-based approach. During the first quarter of fiscal year 2026, the Company began launching the Revenue ingestion component of our Enterprise Resource Planning (“ERP”) system for certain of our Recorded Music segment revenue types and continued the roll out of the core financials component of our platform to additional Recorded Music territories, including the U.S. and several large European affiliates. The Company will continue to roll out the Core Financials component of the ERP system in phases across our organization.
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
Changes in Internal Control over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, certain risk factors should be considered carefully in evaluating our business. A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and the risk set forth below to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.
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

On January 12, 2026, the United States Court of Appeals for the Fifth Circuit in Vetter v. Resnik Music Group affirmed a district court decision holding that statutory termination of a copyright grant and contingent copyright renewal rights apply worldwide and are not limited to rights in the United States. The decision represents an expansion of U.S. copyright law as currently understood, and could have significant implications under international agreements and treaties, as well as devalue foreign copyright grants. We expect that the decision will be further appealed, but we continue to evaluate the impact that the decision would have on our business, which impact could be material.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s Class A common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 2025	—	$—	—	$—
November 2025	—	$—	—	$—
December 2025	920,000	$28.06	920,000	$58

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

Exhibit Number	Exhibit Description
10.1*†	Employment Agreement, dated November 24, 2025, between Warner Music Group Corp. and Robert Kyncl
10.2*†	Employment Agreement, dated October 3, 2023, between Warner Music Inc. and Carletta Higginson
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
February 9, 2026

WARNER MUSIC GROUP CORP.

By:	/s/ ROBERT KYNCL
Name: Title:	Robert Kyncl Chief Executive Officer (Principal Executive Officer)

By:	/s/ ARMIN ZERZA
Name: Title:	Armin Zerza Chief Financial Officer (Principal Financial Officer)