Form 10-Q
period 2026-03-31
Warner Music Group Corp.
filed 2026-05-07
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 4, 2026, there were 146,235,215 shares of Class A Common Stock and 375,380,313 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Condensed Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	March 31, 2026	September 30, 2025
Assets
Current assets:
Cash and equivalents	$741	$532
Accounts receivable, net of allowances of $28 million and $27 million	1,505	1,340
Inventories	65	62
Royalty advances expected to be recouped within one year	649	581
Assets held for sale	68	89
Prepaid and other current assets	192	166
Total current assets	3,220	2,770
Royalty advances expected to be recouped after one year	1,082	1,079
Property, plant and equipment, net of accumulated depreciation of $749 million and $701 million	414	441
Operating lease right-of-use assets, net	168	189
Goodwill	2,054	2,061
Intangible assets subject to amortization, net	3,101	2,725
Intangible assets not subject to amortization	153	154
Deferred tax assets, net	90	111
Other assets	330	299
Total assets	$10,612	$9,829
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Accounts payable	$452	$257
Accrued royalties	2,834	2,740
Accrued liabilities	468	666
Accrued interest	27	31
Operating lease liabilities, current	48	43
Deferred revenue	451	286
Liabilities held for sale	38	49
Other current liabilities	103	129
Total current liabilities	4,421	4,201
Acquisition Corp. long-term debt	4,046	4,063
Other long-term debt	673	302
Operating lease liabilities, noncurrent	174	200
Deferred tax liabilities, net	180	164
Other noncurrent liabilities	146	142
Total liabilities	$9,640	$9,072
Redeemable noncontrolling interest	133	—
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 146,235 and 146,906 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 375,380 issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	1	1
Additional paid-in capital	2,134	2,166
Accumulated deficit	(1,172)	(1,331)
Accumulated other comprehensive loss, net	(225)	(189)
Total Warner Music Group Corp. equity	738	647
Noncontrolling interest	101	110
Total equity	839	757
Total liabilities, redeemable noncontrolling interest and equity	$10,612	$9,829
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue	$1,732	$1,484	$3,572	$3,150
Costs and expenses:
Cost of revenue	(930)	(791)	(1,917)	(1,685)
Selling, general and administrative expenses (a)	(460)	(450)	(918)	(924)
Restructuring and impairments	(6)	(13)	(40)	(40)
Amortization expense	(72)	(62)	(140)	(119)
Total costs and expenses	(1,468)	(1,316)	(3,015)	(2,768)
Net loss on divestitures	—	—	(5)	—
Operating income	264	168	552	382
Loss on extinguishment of debt	(7)	—	(7)	—
Interest expense, net	(41)	(39)	(86)	(76)
Other income (expense)	38	(64)	41	89
Income before income taxes	254	65	500	395
Income tax expense	(73)	(29)	(144)	(118)
Net income	181	36	356	277
Less: (Income) loss attributable to noncontrolling interest	2	—	3	(5)
Net income attributable to Warner Music Group Corp.	$183	$36	$359	$272

Net income per share attributable to common stockholders:
Class A – Basic	$0.35	$0.07	$0.68	$0.52
Class A – Diluted	$0.34	$0.07	$0.67	$0.52
Class B – Basic	$0.35	$0.07	$0.68	$0.52
Class B – Diluted	$0.34	$0.07	$0.67	$0.52
Weighted average common shares:
Class A – Basic	146,573	144,938	146,664	143,995
Class A – Diluted	149,323	144,938	149,414	143,995
Class B – Basic and Diluted	375,380	375,380	375,380	375,380

(a) Includes depreciation expense:	$(31)	$(28)	$(62)	$(57)

See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income	$181	$36	$356	$277
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(45)	84	(36)	(45)
Other comprehensive (loss) income, net of tax	(45)	84	(36)	(45)
Total comprehensive income	136	120	320	232
Less: (Income) loss attributable to noncontrolling interest	2	—	3	(5)
Comprehensive income attributable to Warner Music Group Corp.	$138	$120	$323	$227
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$356	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202	176
Unrealized losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	(41)	(40)
Deferred income taxes	39	24
Loss on extinguishment of debt	7	—
Net gain on investments	1	(27)
Net loss on divestitures	5	—
Non-cash interest expense	4	3
Non-cash stock-based compensation expense	31	27
Non-cash impairments	11	32
Remeasurement of share-settled liability	4	—
Changes in operating assets and liabilities:
Accounts receivable, net	(175)	34
Inventories	5	9
Royalty advances	(72)	(127)
Other noncurrent assets	8	2
Accounts payable and accrued liabilities	(35)	(119)
Royalty payables	112	83
Accrued interest	(4)	13
Operating lease liabilities	(1)	(5)
Deferred revenue	166	69
Income taxes payable	(23)	(7)
Other balance sheet changes, net	(34)	(23)
Net cash provided by operating activities	566	401
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs	(457)	(120)
Capital expenditures	(47)	(72)
Investments and acquisitions of businesses, net of cash received	(29)	(46)
Proceeds from the sale of investments	—	36
Proceeds from divestitures	10	—
Net cash used in investing activities	(523)	(202)
Cash flows from financing activities
Proceeds from Senior Term Loan A Facility	1,295	—
Repayment of Senior Term Loan B Facility	(1,295)	—
Proceeds from Beethoven Credit Agreement	370	—
Deferred financing costs paid	(12)	—
Distribution to noncontrolling interest holders	(7)	(8)
Contributions from redeemable noncontrolling interest holder	134	—
Dividends paid	(200)	(189)
Payment of deferred consideration	(42)	(23)
Taxes paid related to net share settlement of restricted stock units and common stock	(26)	(19)
Common stock repurchased and retired	(48)	(2)
Other financing activity	—	(7)
Net cash provided by (used in) financing activities	169	(248)
Effect of exchange rate changes on cash and equivalents	(2)	(8)
Effect of change in cash balances classified as assets held for sale	(1)	—
Net increase (decrease) in cash and equivalents	209	(57)
Cash and equivalents at beginning of period	532	694
Cash and equivalents at end of period	$741	$637
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

Six Months Ended March 31, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest

	Shares	Value	Shares	Value
Balance at September 30, 2025	146,906	$—	375,380	$1	$2,166	$(1,331)	$(189)	$647	$110	$757	$—
Net income	—	—	—	—	—	359	—	359	(2)	357	(1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(36)	(36)	—	(36)	—
Dividends ($0.38 per share)	—	—	—	—	—	(200)	—	(200)	—	(200)	—
Stock-based compensation expense	—	—	—	—	31	—	—	31	—	31	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(7)	(7)	—
Vesting of restricted stock units, net of shares withheld for employee taxes	999	—	—	—	(26)	—	—	(26)	—	(26)	—
Common shares repurchased and retired	(1,671)	—	—	—	(48)	—	—	(48)	—	(48)	—
Redemption of noncontrolling interests	—	—	—	—	11	—	—	11	—	11	—
Contributions from redeemable non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	134
Balance at March 31, 2026	146,235	$—	375,380	$1	$2,134	$(1,172)	$(225)	$738	$101	$839	$133

Three Months Ended March 31, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest

	Shares	Value	Shares	Value
Balance at December 31, 2025	146,146	$—	375,380	$1	$2,154	$(1,255)	$(180)	$720	$104	$824	$5
Net income	—	—	—	—	—	183	—	183	(1)	182	(1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(45)	(45)	—	(45)	—
Dividends ($0.19 per share)	—	—	—	—	—	(100)	—	(100)	—	(100)	—
Stock-based compensation expense	—	—	—	—	12	—	—	12	—	12	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2)	(2)	—
Vesting of restricted stock units, net of shares withheld for employee taxes	840	—	—	—	(21)	—	—	(21)	—	(21)	—
Common shares repurchased and retired	(751)	—	—	—	(22)	—	—	(22)	—	(22)	—
Redemption of noncontrolling interests	—	—	—	—	11	—	—	11	—	11	—
Contributions from redeemable non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	129
Balance at March 31, 2026	146,235	$—	375,380	$1	$2,134	$(1,172)	$(225)	$738	$101	$839	$133

Six Months Ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest

	Shares	Value	Shares	Value
Balance at September 30, 2024	142,559	$—	375,380	$1	$2,077	$(1,313)	$(247)	$518	$157	$675	$—
Net income	—	—	—	—	—	272	—	272	5	277	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(45)	(45)	—	(45)	—
Dividends ($0.36 per share)	—	—	—	—	—	(189)	—	(189)	—	(189)	—
Stock-based compensation expense	—	—	—	—	34	—	—	34	—	34	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(8)	(8)	—
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	74	74	—
Vesting of restricted stock units, net of shares withheld for employee taxes	795	—	—	—	(19)	—	—	(19)	—	(19)	—
Shares issued under the Plan	1,738	—	—	—	—	—	—	—	—	—	—
Common shares repurchased and retired	(60)	—	—	—	(2)	—	—	(2)	—	(2)	—
Other	—	—	—	—	(2)	—	—	(2)	(5)	(7)	—
Balance at March 31, 2025	145,032	$—	375,380	$1	$2,088	$(1,230)	$(292)	$567	$223	$790	$—

Three Months Ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest

	Shares	Value	Shares	Value
Balance at December 31, 2024	144,301	$—	375,380	$1	$2,091	$(1,171)	$(376)	$545	$152	$697	$—
Net income	—	—	—	—	—	36	—	36	—	36	—
Other comprehensive income, net of tax	—	—	—	—	—	—	84	84	—	84	—
Dividends ($0.18 per share)	—	—	—	—	—	(95)	—	(95)	—	(95)	—
Stock-based compensation expense	—	—	—	—	14	—	—	14	—	14	—
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	74	74	—
Vesting of restricted stock units, net of shares withheld for employee taxes	731	—	—	—	(17)	—	—	(17)	—	(17)	—
Other	—	—	—	—	—	—	—	—	(3)	(3)	—
Balance at March 31, 2025	145,032	$—	375,380	$1	$2,088	$(1,230)	$(292)	$567	$223	$790	$—
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026.
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
As of March 31, 2026 and September 30, 2025, there were approximately $59 million and $65 million of assets, respectively, related to variable interest entities (“VIEs”) included in our condensed consolidated balance sheets. As of both March 31, 2026 and September 30, 2025, there was approximately $2 million of liabilities related to VIEs included in our condensed consolidated balance sheets.
The Company has performed a review of all subsequent events through the date the financial statements were issued and has determined that no additional disclosures are necessary.

Noncontrolling Interests
Interests held by third parties in consolidated subsidiaries are presented as noncontrolling interests, which represent the noncontrolling shareholders’ interests in the underlying net assets of the Company’s consolidated subsidiaries. Noncontrolling interests that are not redeemable are reported in the equity section of the Consolidated Balance Sheets.
Noncontrolling interests, where the Company may be required to redeem the noncontrolling interest under contractual redemption requirements that are not solely within the control of the Company, are reported in the Consolidated Balance Sheets between liabilities and equity, as redeemable noncontrolling interests. The Company adjusts the redeemable noncontrolling interests to the higher of the current redemption value or the carrying value of the interests, the capital contributed by the third party adjusted for the noncontrolling interest’s share of net income (loss) and distributions, on each balance sheet date with changes in redemption value recognized as an adjustment to retained earnings attributable to common shareholders.
Income Taxes
The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual and infrequent, are excluded from the estimated annual effective tax rate. In such cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions, and are recorded in the period in which the change occurs.
Global Intangible Low-Taxed Income (“GILTI”) imposes U.S. taxes on the excess of a deemed return on tangible assets of certain foreign subsidiaries. The Company made an election to recognize GILTI tax in the specific period in which it occurs.
New Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendment enhances income tax disclosure requirements by requiring enhanced disclosures on the income tax rate reconciliation and income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. The Company will include the required disclosures in its Annual Report on Form 10-K for the fiscal year ending September 30, 2026.
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
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares, plus potentially dilutive common shares, which is calculated using the treasury-stock method. The potentially dilutive common shares had a dilutive effect on the Company’s EPS calculation for the three and six months ended March 31, 2026 and 2025.
The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three and six months ended March 31, 2026 and 2025 (in millions, except share amounts, which are reflected in thousands, and per share data):

	Three Months Ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
Numerator
Net income (loss) attributable to Warner Music Group Corp.	$53	$130	$10	$26
Less: Net loss (income) attributable to participating securities (a)	(2)	—	—	—
Net income (loss) attributable to common stockholders - Basic	$51	$130	$10	$26
Less: Net loss (income) attributable to shares to be issued on redemption of noncontrolling interests	(1)	(1)	—	—
Net income (loss) attributable to common stockholders - Diluted	$50	$129	$10	$26
Denominator
Weighted average shares outstanding - Basic	146,573	375,380	144,938	375,380
Shares to be issued on redemption of noncontrolling interests	2,750	—	—	—
Weighted average shares outstanding - Diluted	149,323	375,380	144,938	375,380

Earnings Per Share - Basic	$0.35	$0.35	$0.07	$0.07
Earnings Per Share - Diluted	$0.34	$0.34	$0.07	$0.07

	Six Months Ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
Numerator
Net income (loss) attributable to Warner Music Group Corp.	$103	$256	$78	$194
Less: Net loss (income) attributable to participating securities (a)	(4)	—	(3)	—
Net income (loss) attributable to common stockholders - Basic	$99	$256	$75	$194
Less: Net loss (income) attributable to shares to be issued on redemption of noncontrolling interests	(1)	(3)	—	—
Net income (loss) attributable to common stockholders - Diluted	$98	$253	$75	$194
Denominator
Weighted average shares outstanding - Basic	146,664	375,380	143,995	375,380
Shares to be issued on redemption of noncontrolling interests	2,750	—	—	—
Weighted average shares outstanding - Diluted	149,414	375,380	143,995	375,380

Earnings Per Share - Basic	$0.68	$0.68	$0.52	$0.52
Earnings Per Share - Diluted	$0.67	$0.67	$0.52	$0.52
______________________________________
(a)Participating securities include unvested restricted stock units, which include the right to receive non-forfeitable dividend equivalents. Participating securities are not contractually obligated to share in losses.

4. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Revenue by Type
Digital	$975	$841	$1,951	$1,714
Physical	137	112	289	278
Total digital and physical	1,112	953	2,240	1,992
Artist services and expanded-rights	164	117	395	313
Licensing	104	105	225	215
Total Recorded Music	1,380	1,175	2,860	2,520
Performance	58	53	122	109
Digital	224	188	439	395
Mechanical	17	16	35	30
Synchronization	50	49	110	88
Other	4	4	9	11
Total Music Publishing	353	310	715	633
Intersegment eliminations	(1)	(1)	(3)	(3)
Total revenues	$1,732	$1,484	$3,572	$3,150
Revenue by geographical location
U.S. Recorded Music	$565	$497	$1,142	$1,029
U.S. Music Publishing	178	161	368	334
Total U.S.	743	658	1,510	1,363
International Recorded Music	815	678	1,718	1,491
International Music Publishing	175	149	347	299
Total international	990	827	2,065	1,790
Intersegment eliminations	(1)	(1)	(3)	(3)
Total revenues	$1,732	$1,484	$3,572	$3,150
Sales Returns and Uncollectible Accounts
Based on management’s analysis of sales returns, refund liabilities of $16 million and $17 million were established at March 31, 2026 and September 30, 2025, respectively.
Based on management’s analysis of estimated credit losses, reserves of $28 million and $27 million were established at March 31, 2026 and September 30, 2025, respectively.
Deferred Revenue
Deferred revenue increased by $540 million during the six months ended March 31, 2026 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $186 million were recognized during the six months ended March 31, 2026 related to the balance of deferred revenue at September 30, 2025. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the three months ended March 31, 2026 and March 31, 2025, the Company recognized revenue of $20 million and $17 million, respectively, from performance obligations satisfied in previous periods. For the six months ended March 31, 2026 and March 31, 2025, the Company recognized revenue of $38 million and $57 million, respectively, from performance obligations satisfied in previous periods.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2026 are as follows:

	Rest of FY26	FY27	FY28	Thereafter	Total
	(in millions)
Remaining performance obligations	$270	$399	$171	$43	$883
Total	$270	$399	$171	$43	$883
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

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2024	$(244)	$(3)	$(247)
Other comprehensive loss	(45)	—	(45)
Balances at March 31, 2025	$(289)	$(3)	$(292)

Balances at September 30, 2025	$(188)	$(1)	$(189)
Other comprehensive loss	(36)	—	(36)
Balances at March 31, 2026	$(224)	$(1)	$(225)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
6. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2025	$1,597	$464	$2,061
Acquisitions	4	—	4
Other adjustments (a)	(11)	—	(11)
Balances at March 31, 2026	$1,590	$464	$2,054
______________________________________
(a)Other adjustments during the six months ended March 31, 2026 represent foreign currency movements.
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

Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	March 31, 2026	September 30, 2025
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	14 years	$2,216	$1,799
Music publishing copyrights	23 years	2,769	2,692
Artist and songwriter contracts	13 years	1,127	1,137
Trademarks	16 years	30	29
Other intangible assets	6 years	55	58
Total gross intangible assets subject to amortization		6,197	5,715
Accumulated amortization		(3,096)	(2,990)
Total net intangible assets subject to amortization		3,101	2,725
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	153	154
Total net intangible assets		$3,254	$2,879

The increase in net intangible assets during the six months ended March 31, 2026 is primarily related to the acquisitions of recorded music catalogs and music publishing copyrights for approximately $401 million through the Beethoven joint venture. See Note 7 and Note 11 for additional information regarding the structure and activities of the joint venture.
7. Debt
Debt Capitalization
As of March 31, 2026, our long-term debt consists of the following:

	March 31, 2026	September 30, 2025
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan A Facility due 2031 (b)	1,295	—
Senior Term Loan B Facility due 2031 (b)	—	1,295
2.750% Senior Secured Notes due 2028	372	381
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031	509	522
3.000% Senior Secured Notes due 2031	800	800
Mortgage Term Loan due 2033	17	17
Total debt, including the current portion	4,068	4,090
Premium less unamortized discount and unamortized DFCs	(22)	(27)
Total Acquisition Corp. long-term debt, including the current portion, net	$4,046	$4,063
Beethoven Credit Agreement (c)	370	—
Tempo Asset-Based Notes due 2050 (d)	311	311
Unamortized discount	(8)	(9)
Total other long-term debt, including the current portion, net	$673	$302
Total long-term debt, including the current portion, net	$4,719	$4,365
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility with no letters of credit outstanding at March 31, 2026 and September 30, 2025. There were no loans outstanding under the Revolving Credit Facility as of March 31, 2026 and September 30, 2025.
(b)On March 11, 2026, Acquisition Corp. borrowed all of the Term Loan A Facility to repay all of the outstanding loans under the Term Loan B Facility.

(c)Reflects $500 million of commitments under the Beethoven Credit Agreement with the ability, subject to the consent of the Lenders (as defined below), to increase the size of the facility to $700 million. There were $370 million in loans outstanding under the Beethoven Credit Agreement at March 31, 2026. Loans outstanding under the Beethoven Credit Agreement are secured only by certain music rights owned by Beethoven JV 1, LLC, a Delaware limited liability company (“Beethoven”), and are nonrecourse to the Company and its subsidiaries, other than Beethoven.
(d)The Tempo Asset-Based Notes due 2050 are secured only by certain music rights owned by Tempo Music Holdings, LLC (“Tempo Music”) and are nonrecourse to the Company and its subsidiaries, other than Tempo Music.
Acquisition Corp. Long-Term Debt
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. is party to and the borrower under a $1,295 million term loan A facility and a $350 million revolving facility, pursuant to an amended and restated credit agreement dated March 11, 2026 (the “Credit Agreement”), with JPMorgan Chase Bank NA, as administrative agent, and the other financial institutions and lenders from time to time party thereto. Additionally, as of March 31, 2026, Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
All of the Acquisition Corp. Notes are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic wholly-owned subsidiaries is full, unconditional and joint and several. The secured notes are guaranteed on a senior secured basis.
The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Acquisition Corp. and its subsidiaries are not currently restricted from distributing funds to the Company and Holdings under the indentures for the Acquisition Corp. Notes or the Credit Agreement for the Acquisition Corp. credit facilities, including the Revolving Credit Facility (as defined below) and the Tranche A Term Loans (as defined below).
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Tranche A Term Loans as of March 31, 2026.
Other Long-Term Debt
The Company holds approximately $311 million of asset-based securities due November 2050 (“Asset-Based Notes”) issued by a subsidiary of Tempo Music secured only by certain music rights owned by Tempo Music and is nonrecourse to the Company and its subsidiaries, other than Tempo Music. These notes, which consist of multiple fixed rate tranches, will accrue at a fixed weighted average rate of 4.62% until November 30, 2027, with higher interest rates thereafter. Principal and interest are payable in equal semi-annual installments. As of March 31, 2026, Tempo Music is in compliance with the covenants under the Asset-Based Notes.
Additionally, WMG BC Holdco LLC (“WMGCo”), a wholly-owned indirect subsidiary of the Company, and BCSS W JV Investments (B), L.P. (“BainCo”), a wholly-owned indirect subsidiary of Bain Capital Special Situations, LP, operate Beethoven, which is party to a Credit and Security Agreement (the “Beethoven Credit Agreement”), dated as of June 29, 2025, with the Bank of New York Mellon, as administrative agent for the Lenders and as collateral agent for the Secured Parties (in each case, as defined in the Beethoven Credit Agreement) pursuant to which the Lenders have agreed to extend up to $500 million in commitment amounts to Beethoven Financing 1, LLC, a Delaware limited liability company and wholly-owned indirect subsidiary of Beethoven, as the initial borrower (the “Initial Borrower” and, together with each additional borrower from time to time party thereto, the “Borrowers”) (the “Beethoven Credit Facility”). The obligations of the Borrowers under the Beethoven Credit Agreement are (a) secured by the Borrowers with a first priority security interest in all of their respective assets and (b) guaranteed by Beethoven Holdings 1 LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Beethoven and the direct parent of the Initial Borrower, as the initial guarantor (together with the additional guarantors from time to time party thereto, the “Guarantors”) with a first priority security interest in all of the Guarantors’ respective assets. The advances under the Beethoven Credit Agreement shall bear interest at the rates described below under “—Interest Rates.” The Beethoven Credit Agreement contains customary affirmative and negative covenants for this type of facility, and the ability, subject to the consent of the Lenders, to increase the size of the facility to $700 million. There were $370 million of loans outstanding under the Beethoven Credit Agreement at March 31, 2026. As of March 31, 2026, the Initial Borrower is in compliance with the covenants under the Beethoven Credit Agreement. On May 5, 2026, the Lenders, pursuant to an amendment to the Beethoven Credit Agreement (the “Credit Agreement Amendment”) agreed to increase the aggregate commitments under the Beethoven Credit Agreement from $500 million to $750 million. The Credit Agreement Amendment also provides that, subject to the consent of the Lenders, the Borrowers may further increase the size of the facility up to an aggregate commitment of $950 million.

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
Fiscal 2026 Transactions
March 2026 Credit Agreement Amendment
On March 11, 2026, Acquisition Corp. entered into the Credit Agreement among Acquisition Corp.., as borrower, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Credit Agreement amends and restates in its entirety the Credit Agreement, dated as of November 1, 2012, among Acquisition Corp., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, and incorporates, as amended and restated, the revolving credit facility provided under the Credit Agreement, dated as of January 31, 2018, among Acquisition Corp., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
The Credit Agreement provides for a $350 million revolving credit facility (the “Revolving Credit Facility”) and a $1,295 million term loan A facility (the “Tranche A Term Loans”). Subject to certain conditions, Acquisition Corp. may obtain increases in the commitments under the Revolving Credit Facility and incur incremental term loans. As of March 31, 2026, Acquisition Corp. had borrowed all of the Tranche A Term Loans to repay Acquisition Corp.’s term loan B facility. No amounts were drawn under the Revolving Credit Facility as of March 31, 2026.
In connection with the Credit Agreement, the Company recorded a loss on extinguishment of debt of approximately $7 million for the three months ended March 31, 2026, which represents the unamortized balances of original issuance discounts and deferred financing costs. The use of proceeds from the $1,295 million Tranche A Term Loans has been presented in the accompanying consolidated statement of cash flows. The Company recognized deferred financing costs of $4 million associated with the amendment.
Interest Rates
The loans under the Credit Agreement bear interest at Acquisition Corp.’s election at a rate equal to (i) a forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“SOFR”), subject to a zero floor, plus the applicable margin, or (ii) an alternative base rate (“ABR”), which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR (as defined in the Credit Agreement) plus 1.0% per annum, in each case, subject to a 1.00% floor plus the applicable margin. The applicable margin for the Tranche A Term Loans range from 1.250% to 1.625% per annum for SOFR loans and from 0.250% to 0.625% per annum for ABR loans, in each case based upon Acquisition Corp.’s issuer credit ratings. The applicable margin for borrowings under the Revolving Credit Facility ranges from 1.125% to 1.750% per annum for SOFR loans and 0.125% to 0.750% per annum for ABR loans, in each case based upon Acquisition Corp.’s issuer credit ratings.
Based on the Applicable Debt Rating of BBB- at March 31, 2026, the applicable margin for SOFR loans and risk-free rate loans would be 1.250% instead of 1.750% and the applicable margin for ABR loans would be 0.250% instead of 0.750% in the case of Initial Revolving Loans, and the applicable margin for SOFR loans and risk-free rate loans would be 1.375% instead of 1.625% and the applicable margin for ABR loans would be 0.375% instead of 0.625% in the case of the Tranche A Term Loan. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. As of March 31, 2026, there are no interest rate swaps outstanding.
Maturity of Tranche A Term Loans
The loans outstanding under the Tranche A Term Loans mature on March 11, 2031.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is March 11, 2031.
Maturities of Senior Secured Notes
As of March 31, 2026, there are no scheduled maturities of notes until 2028, when $372 million is scheduled to mature. Thereafter, $2.384 billion is scheduled to mature.
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
Maturity of Tempo Asset-Based Notes
The maturity date of the Asset-Based Notes is November 30, 2050.
Maturity of Beethoven Credit Agreement
The maturity date of the Beethoven Credit Facility is June 29, 2030.
Interest Expense, net
Total interest expense, net was $41 million and $39 million for the three months ended March 31, 2026 and 2025, respectively, and $86 million and $76 million for the six months ended March 31, 2026 and 2025, respectively. Interest expense, net includes interest expense related to our outstanding indebtedness of $44 million for both the three months ended March 31, 2026 and 2025, and $90 million and $87 million for the six months ended March 31, 2026 and 2025, respectively. The weighted-average interest rate of the Company’s total debt was 4.0% at March 31, 2026, 4.1% at September 30, 2025, and 4.1% at March 31, 2025.
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

For the three months ended March 31, 2026, total severance and other termination costs recorded in connection with the 2025 Strategic Restructuring Plan were $5 million, all of which was recognized in our Recorded Music segment. For the six months ended March 31, 2026, total severance and other termination costs recorded in connection with the 2025 Strategic Restructuring Plan were $30 million, of which $18 million of expense was recognized in our Recorded Music segment and $12 million was recognized in Corporate. As of March 31, 2026, total cumulative restructuring and impairment charges recognized in connection with the 2025 Strategic Restructuring Plan were $148 million with $98 million of costs recognized in our Recorded Music segment, $5 million of costs recognized in our Music Publishing segment, and $45 million recognized in Corporate. These costs are composed of $120 million of severance costs and $28 million of non-cash impairment charges primarily related to impairments of operating lease right-of-use assets that are no longer in use and royalty advances based on operational changes in the intended use of these assets.
The following table sets forth the activity for the six months ended March 31, 2026 in the restructuring accrual associated with the 2025 Restructuring Plan included within accrued liabilities in the accompanying consolidated balance sheets:

Severance Costs
(in millions)
Balance at September 30, 2025	$85
Restructuring charges	30
Cash payments	(61)
Balance at March 31, 2026	$54
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
As of March 31, 2026, total cumulative restructuring and impairment charges recognized in connection with the 2024 Strategic Restructuring Plan were $215 million with $206 million of costs recognized in our Recorded Music segment and $9 million recognized in Corporate. These costs are composed of $133 million of severance and other contract termination costs, of which $7 million was non-cash, and $82 million of non-cash impairment charges. There was a $1 million benefit recognized for the three and six months ended March 31, 2026 related to the 2024 Strategic Restructuring Plan.
The below table sets forth the activity for the six months ended March 31, 2026 in the restructuring accrual associated with the 2024 Strategic Restructuring Plan included within accrued liabilities in the accompanying condensed consolidated balance sheets.

	Severance Costs	Contract Termination Costs	Total
	(in millions)
Balance at September 30, 2025	$23	$7	$30
Restructuring charges	(1)	—	(1)
Cash payments	(16)	(4)	(20)
Balance at March 31, 2026	$6	$3	$9
Other Impairments
For the three and six months ended March 31, 2026, the Company recognized an impairment charge of $2 million and $11 million, respectively, within the Recorded Music segment for long-lived assets associated with EMP Merchandising (“EMP”), which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025. Please refer to Note 15 for further discussion.
9. Commitments and Contingencies
From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company is currently subject to several such claims and legal proceedings. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company’s defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors.

10. Equity
Stock-Based Compensation
The Company’s stock-based compensation plans are described in Note 13, “Equity,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Stock-based compensation consists primarily of common stock, restricted stock units (“RSUs”), deferred share units, stock options, and market-based performance share units (“PSUs”) granted to eligible employees and executives under the Omnibus Incentive Plan. The Company recognized $12 million and $14 million of non-cash stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively, all of which was recorded to additional paid-in capital. The Company recognized $31 million and $27 million of non-cash stock-based compensation expense for the six months ended March 31, 2026 and 2025, respectively, all of which was recorded to additional paid-in capital.
Common Stock
During the three and six months ended March 31, 2026, the Company satisfied the vesting of PSUs and RSUs by issuing 839,801 and 999,381 shares, respectively, of Class A Common Stock under the Omnibus Incentive Plan, which is net of shares used to settle employee income tax obligations.
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
The following table summarizes our total share repurchases and retirement under the Share Repurchase Program during the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
Share Repurchase Type	2026	2025	2026	2025
Number of shares repurchased	750,500	—	1,670,500	60,383
Amount (in millions)	$22	$—	$48	$2
11. Redeemable Noncontrolling Interest
As of March 31, 2026, the redeemable noncontrolling interests (“RNCI”) consist of interests in Beethoven, a consolidated subsidiary. The Company consolidates Beethoven based on its controlling financial interest of the joint venture through the Company's majority representation on the board. The noncontrolling interest holder in Beethoven, which is BainCo as described in Note 7, has a 50% ownership share and is entitled to receive 50% of the required quarterly distributions made by the joint venture from available cash. For distributions resulting from a liquidity event, including the sale of the joint venture, an initial public offering, or other liquidity event as defined in the Master Operations and Economics Agreement, the noncontrolling interest holder is entitled to proceeds from such event until its contributed capital is returned with an annualized return of 8%, subject to certain adjustments, after which the Company will receive distributions for an equal amount, with any additional amounts distributed equally.
Beginning on the sixth anniversary of formation, the noncontrolling interest holder has an exit right, that upon providing notice, the Company has the option to acquire the noncontrolling interest holder’s interest for a price negotiated with the noncontrolling interest holder or otherwise determined by an independent fair market valuation, subject to certain adjustments, if elected. If not acquired by the Company, the noncontrolling interest holder can initiate and complete a sale of Beethoven or an initial public offering that include the interests held by the Company. Beginning on the eighth anniversary, the Company will also have a similar exit right, that provides similar rights to negotiate the sale of the Company’s interests to the noncontrolling interest holder.

Given the exit rights held by the noncontrolling interest holder may result in the interests being redeemed by the Company based on events that are not solely in its control, the noncontrolling interest is presented in the Consolidated Balance Sheets at the greater of the current estimated redemption value or carrying value of the interests including adjustments for the attribution of income to the noncontrolling interest holder. The Company adjusts the redeemable noncontrolling interest to the greater of the current estimated redemption value or carrying value at the end of each reporting period, with changes recognized as adjustments to retained earnings. The Company recognized $133 million as the redeemable noncontrolling interest balance as of March 31, 2026.
In the second quarter of fiscal year 2026, the Company sold recorded music catalog rights to Beethoven for consideration of $233 million, receiving $182 million of cash in return, net of the Company’s portion of contributions to the joint venture for the acquisition. Given the Company consolidates Beethoven, no gain was recognized, and the cash received is recognized as contributions from redeemable noncontrolling interest holder and issuance of debt under the Beethoven Credit Facility.
12. Income Taxes
For the three and six months ended March 31, 2026, the Company recorded an income tax expense of $73 million and $144 million, respectively. The income tax expense for the three and six months ended March 31, 2026 is higher than the expected tax expense at the statutory rate of 21% primarily due to foreign income taxed at rates higher than in the United States, including withholding taxes, U.S. state and local taxes, taxable gain on contribution to Beethoven JV, and non-deductible executive compensation under IRC Section 162(m). These charges were partially offset by tax benefit associated with partial release of valuation allowance on EMP.
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
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of March 31, 2026 could decrease by up to approximately $1 million related to various ongoing audits and settlement discussions in various jurisdictions during the next twelve months.
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
As of March 31, 2026, the Company had outstanding foreign currency forward exchange contracts for the sale of $591 million and the purchase of $327 million of foreign currencies at fixed rates. As of September 30, 2025, the Company had outstanding foreign currency forward exchange contracts for the sale of $460 million and the purchase of $170 million of foreign currencies at fixed rates.
The Company recorded realized pre-tax losses of $2 million and unrealized pre-tax gains of $2 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the six months ended March 31, 2026. The Company recorded realized pre-tax gains of $7 million and unrealized pre-tax gains of $3 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the six months ended March 31, 2025.

The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
	(in millions)
Other Current Assets:
Foreign currency forward exchange contracts (a)	$3	$—
Other Current Liabilities:
Foreign currency forward exchange contracts (a)	$(2)	$(3)
______________________________________
(a)For March 31, 2026 includes $13 million and $12 million of foreign exchange derivative contracts in asset and liability positions, respectively, which net to $3 million of current assets and $2 million of current liabilities, respectively. For September 30, 2025 includes $3 million and $6 million of foreign exchange derivative contracts in asset and liability positions, respectively, which net to $0 million of current assets and $3 million of current liabilities, respectively.
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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
March 31, 2026
Revenues	$1,380	$353	$(1)	$1,732
Cost of revenue	707	224	(1)	930
Selling and marketing expense	159	1	7	167
Distribution expense	30	—	—	30
General and administrative expense	153	32	78	263
Restructuring & Impairment	6	—	—	6
Amortization expense	37	35	—	72
Net loss on divestitures	—	—	—	—
Operating income (loss)	$288	$61	$(85)	$264
Loss on extinguishment of debt				7
Interest expense, net				41
Other expense, net				(38)
Income before income taxes				254
Depreciation expense (a)	10	—	21	31

March 31, 2025
Revenues	$1,175	$310	$(1)	$1,484
Cost of revenue	599	194	(2)	791
Selling and marketing expense	149	1	7	157
Distribution expense	17	—	—	17

General and administrative expense	161	34	81	276
Restructuring & Impairment	13	—	—	13
Amortization expense	33	29	—	62
Operating income (loss)	$203	$52	$(87)	$168
Interest expense, net				39
Other expense, net				64
Income before income taxes				65
Depreciation expense (a)	13	2	13	28
	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Six Months Ended	(in millions)
March 31, 2026
Revenues	$2,860	$715	$(3)	$3,572
Cost of revenue	1,467	452	(2)	1,917
Selling and marketing expense	309	2	11	322
Distribution expense	61	—	—	61
General and administrative expense	307	66	162	535
Restructuring & Impairment	28	—	12	40
Amortization expense	71	69	—	140
Net loss on divestitures	—	—	5	5
Operating income (loss)	$617	$126	$(191)	$552
Loss on extinguishment of debt				7
Interest expense, net				86
Other expense, net				(41)
Income before income taxes				500
Depreciation expense (a)	22	1	39	62

March 31, 2025
Revenues	$2,520	$633	$(3)	$3,150
Cost of revenue	1,285	404	(4)	1,685
Selling and marketing expense	300	2	13	315
Distribution expense	49	—	—	49
General and administrative expense	341	65	154	560
Restructuring & Impairment	41	—	(1)	40
Amortization expense	63	55	1	119
Operating income (loss)	$441	$107	$(166)	$382
Interest expense, net				76
Other expense, net				(89)
Income before income taxes				395
Depreciation expense (a)	28	3	26	57
(a) Depreciation expense is a component of general and administrative expense

15. Additional Financial Information
Supplemental Cash Flow Disclosures
The Company made interest payments of approximately $54 million and $53 million during the three months ended March 31, 2026 and 2025, respectively, and approximately $92 million and $71 million during the six months ended March 31, 2026 and 2025, respectively. The Company paid approximately $58 million of income and withholding taxes, net of refunds, for each of the three months ended March 31, 2026 and 2025, and approximately $126 million and $101 million of income and withholding taxes, net of refunds, for the six months ended March 31, 2026 and 2025, respectively. Non-cash investing activities were approximately $73 million and are primarily related to the acquisition of music publishing rights and music catalogs and the receipt of noncash consideration during the six months ended March 31, 2026 and $34 million related to business combinations and the acquisition of music catalogs during the six months ended March 31, 2025.
Assets and Liabilities Held for Sale
In the fourth quarter of fiscal year 2025, the Company signed a non-binding letter of intent to sell its EMP business within our Recorded Music segment and was classified as held for sale. The sale is expected to be completed by the end of the current fiscal year. Upon classification as held for sale, the business was measured at the lower of its carrying amount or its estimated fair value less costs to sell. For the three and six months ended March 31, 2026, the Company recognized an impairment charge of $2 million and $11 million, respectively, within the Recorded Music segment for long-lived assets associated with EMP, which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025. The recoverable fair value was determined based on current market indicators.
The major classes of assets and liabilities of the business held for sale as of March 31, 2026 are as follows:

	March 31, 2026	September 30, 2025
	(in millions)	(in millions)
Cash	$4	$3
Inventories	40	50
Property, plant and equipment, net	13	20
Intangible assets subject to amortization, net	7	10
Other assets	4	6
Assets of business held for sale	$68	$89

Accounts payable and accrued liabilities	$26	$34
Other liabilities	12	15
Liabilities of business held for sale	$38	$49
Net Gain (Loss) on Divestitures
The Company recognized a pre-tax loss of $5 million during the six months ended March 31, 2026 in connection with the divestiture of certain assets which have been reflected as a net loss (gain) on divestiture in the accompanying condensed consolidated statement of operations.
Net Gain on Sale of Investments
The Company recognized a pre-tax realized net gain of $29 million during the six months ended March 31, 2025 in connection with the sale of an investment that has been presented within the Other income (expense) line of the accompanying condensed consolidated statement of operations.
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

On February 5, 2026, the Company’s board of directors declared a cash dividend of $0.19 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on March 3, 2026. The Company paid an aggregate of approximately $100 million and $200 million, or $0.19 and $0.38 per share, in cash dividends to stockholders and participating security holders for the three and six months ended March 31, 2026, respectively.
On May 7, 2026, the Company’s board of directors declared a cash dividend of $0.19 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on June 2, 2026, to stockholders of record as of the close of business on May 26, 2026.
16. Fair Value Measurements
The following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2026 and September 30, 2025.

	Fair Value Measurements as of March 31, 2026
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign currency forward exchange contracts (a)	$—	$3	$—	$3
Other current liabilities:
Foreign currency forward exchange contracts (a)	$—	$(2)	$—	$(2)
Other noncurrent assets:
Equity investments with readily determinable fair value (b)	$7	$—	$—	$7

	Fair Value Measurements as of September 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other current liabilities:
Foreign currency forward exchange contracts (a)	$—	$(3)	$—	$(3)
Other noncurrent assets:
Equity investment with readily determinable fair value (b)	$8	$—	$—	$8
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three and six months ended March 31, 2026 and recorded approximately $2 million and $3 million of impairment charges on these investments during the three and six months ended March 31, 2025, respectively. In addition, there were no observable price changes events that were completed during the three and six months ended March 31, 2026 and 2025.

Fair Value of Debt
Based on the level of interest rates prevailing at March 31, 2026, the fair value of the Company’s debt was $4.574 billion. Based on the level of interest rates prevailing at September 30, 2025, the fair value of the Company’s debt was $4.270 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 (the “Quarterly Report”).
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
•Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2026 and March 31, 2025. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2026 and March 31, 2025, as well as a discussion of our financial condition and liquidity as of March 31, 2026. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
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
Our Recorded Music business’s operations include WMX, a next generation services division that connects artists with fans and amplifies brands in creative, immersive, and engaging ways. This division includes a rebranded WEA commercial services and marketing network (formerly Warner-Elektra-Atlantic Corporation, or WEA Corp.), which markets, distributes and sells music and video products to retailers and wholesale distributors, and enhances relationships with fans by creating artist merchandise, which we operate, market and sell across various channels, including e-commerce and retail and through touring. Our business’s distribution operations also include Alternative Distribution Alliance (“ADA”), which markets, distributes and sells the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.
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
For the three months ended March 31, 2026, total severance and other termination costs recorded in connection with the 2025 Strategic Restructuring Plan were $5 million, all of which was recognized in our Recorded Music segment. For the six months ended March 31, 2026, total severance and other termination costs recorded in connection with the 2025 Strategic Restructuring Plan were $30 million, of which $18 million of expense was recognized in our Recorded Music segment and $12 million was recognized in Corporate. As of March 31, 2026, total cumulative restructuring and impairment charges recognized in connection with the 2025 Strategic Restructuring Plan were $148 million with $98 million of costs recognized in our Recorded Music segment, $5 million of costs recognized in our Music Publishing segment, and $45 million recognized in Corporate. These costs are composed of $120 million of severance costs and $28 million of non-cash impairment charges primarily related to impairments of operating lease right-of-use assets that are no longer in use and royalty advances based on operational changes in the intended use of these assets.
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
As of March 31, 2026, total cumulative restructuring and impairment charges recognized in connection with the 2024 Strategic Restructuring Plan were $215 million with $206 million of costs recognized in our Recorded Music segment and $9 million recognized in Corporate. These costs are composed of $133 million of severance and other contract termination costs, of which $7 million was non-cash, and $82 million of non-cash impairment charges. There was a $1 million benefit recognized for the three and six months ended March 31, 2026 related to the 2024 Strategic Restructuring Plan.

Other Impairments
For the three and six months ended March 31, 2026, the Company recognized an impairment charge of $2 million and $11 million, respectively, within the Recorded Music segment for long-lived assets associated with EMP, which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
Revenue by Type
Digital	$975	$841	$134	16%
Physical	137	112	25	22%
Total digital and physical	1,112	953	159	17%
Artist services and expanded-rights	164	117	47	40%
Licensing	104	105	(1)	-1%
Total Recorded Music	1,380	1,175	205	17%
Performance	58	53	5	9%
Digital	224	188	36	19%
Mechanical	17	16	1	6%
Synchronization	50	49	1	2%
Other	4	4	—	—%
Total Music Publishing	353	310	43	14%
Intersegment eliminations	(1)	(1)	—	—%
Total revenues	$1,732	$1,484	$248	17%
Revenue by Geographical Location
U.S. Recorded Music	$565	$497	$68	14%
U.S. Music Publishing	178	161	17	11%
Total U.S.	743	658	85	13%
International Recorded Music	815	678	137	20%
International Music Publishing	175	149	26	17%
Total international	990	827	163	20%
Intersegment eliminations	(1)	(1)	—	—%
Total revenues	$1,732	$1,484	$248	17%
Total Revenues
Total revenues increased by $248 million, or 17%, to $1,732 million for the three months ended March 31, 2026 from $1,484 million for the three months ended March 31, 2025. Revenue growth was impacted by a digital revenue settlement of $11 million in the prior-year quarter (the “DSP True-Up and Settlement Payments”). Recorded Music revenue growth was also unfavorably impacted by the BMG Termination, which resulted in $6 million less Recorded Music digital revenue compared to the prior-year quarter. Adjusted for these items, total revenues increased by $265 million, or 18%, which includes $61 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 80% and 20% of total revenue for the three months ended March 31, 2026, respectively, and 79% and 21% of total revenue for the three months ended March 31, 2025, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenues for the three months ended March 31, 2026 and 44% and 56% of total revenues for the three months ended March 31, 2025.

Total digital revenues after intersegment eliminations increased by $172 million, or 17%, to $1,199 million for the three months ended March 31, 2026 from $1,027 million for the three months ended March 31, 2025. Total streaming revenue increased by $173 million, driven by growth in Recorded Music and Music Publishing. Total streaming revenue includes $38 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2026 were composed of U.S. revenues of $537 million and international revenues of $662 million, or 45% and 55% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2025 were composed of U.S. revenues of $490 million and international revenues of $539 million, or 48% and 52% of total digital revenues, respectively.
Recorded Music revenues increased by $205 million, or 17%, to $1,380 million for the three months ended March 31, 2026 from $1,175 million for the three months ended March 31, 2025. The increase includes $50 million of favorable currency exchange fluctuations. U.S. Recorded Music revenues were $565 million and $497 million, or 41% and 42% of consolidated Recorded Music revenues for each of the three months ended March 31, 2026 and March 31, 2025, respectively. International Recorded Music revenues were $815 million and $678 million, or 59% and 58%, of consolidated Recorded Music revenues for each of the three months ended March 31, 2026 and March 31, 2025, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights and physical revenues, partially offset by a decrease in licensing revenue. Digital revenue increased by $134 million, or 16%, which includes a favorable impact of currency exchange fluctuations of $34 million, primarily due to growth in streaming revenue as a result of the continued growth in streaming services, including growth in subscription and ad-supported revenues. Revenue from streaming services increased by $136 million, or 16%, to $961 million for the three months ended March 31, 2026 from $825 million for the three months ended March 31, 2025. Adjusted for the impacts of the DSP True-Up and Settlement Payments and the BMG Termination in the prior-year quarter, Recorded Music streaming revenue increased $153 million, or 19%, to $961 million for the three months ended March 31, 2026 from $808 million for the three months ended March 31, 2025. Download and other digital revenues decreased by $2 million, or 13%, to $14 million for the three months ended March 31, 2026 from $16 million for the three months ended March 31, 2025. Artist services and expanded-rights revenue increased by $47 million, or 40%, due to higher concert promotion revenue primarily in France, higher merchandising revenue, and a favorable impact of foreign currency exchange rates of $6 million. Physical revenue increased by $25 million, or 22%, primarily driven by strong releases in the quarter as well as catalog and carryover success, and a favorable impact of foreign currency exchange rates of $4 million. Licensing revenue decreased by $1 million, or 1%. Top sellers in the quarter included Bruno Mars, Alex Warren, sombr, Ed Sheeran and Melanie Martinez.
Music Publishing revenues increased by $43 million, or 14%, to $353 million for the three months ended March 31, 2026 from $310 million for the three months ended March 31, 2025. U.S. Music Publishing revenues were $178 million and $161 million, or 50% and 52% of consolidated Music Publishing revenues, for the three months ended March 31, 2026 and March 31, 2025, respectively. International Music Publishing revenues were $175 million and $149 million, or 50% and 48% of consolidated Music Publishing revenues, for the three months ended March 31, 2026 and March 31, 2025, respectively.
The overall increase in Music Publishing revenue was driven by increases in digital, performance, synchronization, and mechanical revenues. Digital revenue increased by $36 million, or 19%, driven by an increase in streaming revenue. Revenue from streaming services grew by $37 million, or 20%, to $222 million for the three months ended March 31, 2026 from $185 million for the three months ended March 31, 2025, driven by the impact of new deals and renewals, continued market growth and a favorable impact of foreign currency exchange rates of $6 million. Performance revenue increased by $5 million, or 9%, driven by growth from touring and live events primarily in Europe, and a favorable impact of foreign currency exchange rates of $3 million. Synchronization revenue increased by $1 million, or 2%, attributable to a favorable impact of foreign currency exchange rates of $2 million. Mechanical revenue increased by $1 million, or 6%, driven by the timing of distributions.
Revenue by Geographical Location
U.S. revenue increased by $85 million, or 13%, to $743 million for the three months ended March 31, 2026 from $658 million for the three months ended March 31, 2025. U.S. Recorded Music revenue increased by $68 million, or 14%. U.S. Recorded Music digital revenue increased by $29 million, or 8%, driven by higher streaming revenue of $31 million, or 8%, including the impact of the BMG Termination in the prior-year quarter. U.S. Recorded Music licensing revenue increased by $2 million, or 5%, driven by higher copyright infringement settlements. U.S. Recorded Music physical revenue increased $23 million, or 43%, driven by strong releases in the quarter as well as catalog and carryover success. U.S. Recorded Music artist services and expanded-rights revenues increased by $14 million, or 61%, driven by higher merchandising revenue. U.S. Music Publishing revenue increased by $17 million, or 11%, to $178 million for the three months ended March 31, 2026 from $161 million for the three months ended March 31, 2025. U.S. Music Publishing digital revenue increased by $18 million, or 17%, attributable to higher streaming revenue of $19 million, or 18%. U.S. Music Publishing synchronization revenue increased by $3 million, or 10%, driven by timing of certain copyright infringement settlements and the impact of acquisitions. U.S. Music Publishing performance decreased by $3 million, or 16%, and mechanical revenue decreased by $1 million driven by the timing of distributions.

International revenue increased by $163 million, or 20%, to $990 million for the three months ended March 31, 2026 from $827 million for the three months ended March 31, 2025. Excluding the favorable impact of foreign currency exchange rates of $62 million, International revenue increased by $101 million, or 11%. International Recorded Music revenue increased by $137 million, which includes a favorable impact of foreign currency exchange rates of $50 million, driven by growth across digital, artist services and expanded rights and physical revenues, partially offset by a decrease in licensing revenue. International Recorded Music digital revenue increased by $105 million, attributable to higher streaming revenue of $105 million, or 23%, which includes the impacts of the DSP True-Up and Settlement Payments and the BMG Termination in the prior-year quarter, and a favorable impact of foreign currency exchange rates of $32 million. International Recorded Music artist services and expanded-rights revenue increased by $33 million, or 35%, driven by higher concert promotion revenue primarily in France, and the favorable impact of foreign currency exchange rates of $6 million. International Recorded Music physical revenue increased by $2 million driven by the favorable impact of foreign currency exchange rates of $4 million. These increases were partially offset by a decrease in licensing revenue of $3 million, or 4%. International Music Publishing revenue increased by $26 million, or 17%, to $175 million for the three months ended March 31, 2026 from $149 million for the three months ended March 31, 2025. International Music Publishing revenue growth was driven by increases in digital revenue of $18 million due to growth in streaming, performance revenue of $8 million due to growth from concerts and live events primarily in Europe, and mechanical revenue of $2 million driven by the timing of distributions. Synchronization revenue decreased by $2 million, or 10%.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
Artist and repertoire costs	$617	$531	$86	16%
Product costs	313	260	53	20%
Total cost of revenues	$930	$791	$139	18%
Artist and repertoire costs increased by $86 million, to $617 million for the three months ended March 31, 2026 from $531 million for the three months ended March 31, 2025. Artist and repertoire costs as a percentage of revenue remained constant at 36% for each of the three months ended March 31, 2026 and March 31, 2025.
Product costs increased by $53 million, to $313 million for the three months ended March 31, 2026 from $260 million for the three months ended March 31, 2025. Product costs as a percentage of revenue remained constant at 18% for each of the three months ended March 31, 2026 and March 31, 2025.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
General and administrative expense (1)	$263	$276	$(13)	-5%
Selling and marketing expense	167	157	10	6%
Distribution expense	30	17	13	76%
Total selling, general and administrative expense	$460	$450	$10	2%
______________________________________
(1)Includes depreciation expense of $31 million and $28 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Total selling, general and administrative expense increased by $10 million, to $460 million for the three months ended March 31, 2026 from $450 million for the three months ended March 31, 2025, primarily driven by unfavorable movements in foreign currency exchange rates of $12 million. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 27% for the three months ended March 31, 2026 from 30% for the three months ended March 31, 2025 due to the factors noted below.

General and administrative expense decreased by $13 million to $263 million for the three months ended March 31, 2026 from $276 million for the three months ended March 31, 2025. The decrease in general and administrative expense was primarily driven by cost savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business, partially offset by higher depreciation expense of $3 million due to the core financials component of our new technology platform being placed into service. Expressed as a percentage of revenue, general and administrative expense decreased to 15% for the three months ended March 31, 2026 compared to 19% for the three months ended March 31, 2025.
Selling and marketing expense increased by $10 million, or 6%, to $167 million for the three months ended March 31, 2026 from $157 million for the three months ended March 31, 2025. Expressed as a percentage of revenue, selling and marketing expense decreased to 10% for the three months ended March 31, 2026 from 11% for the three months ended March 31, 2025 due to savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business, partially offset by higher marketing and advertising spend for key releases.
Distribution expense increased by $13 million to $30 million for the three months ended March 31, 2026 from $17 million for the three months ended March 31, 2025. Expressed as a percentage of revenue, distribution expense increased to 2% for the three months ended March 31, 2026 compared to 1% for the three months ended March 31, 2025, driven by higher physical and merchandising revenues.
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

	For the Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$183	$36	$147	—%
Income attributable to noncontrolling interest	(2)	—	(2)	—%
Net income	181	36	145	—%
Income tax expense	73	29	44	—%
Net income before income taxes	254	65	189	—%
Other (income) expense	(38)	64	(102)	—%
Interest expense, net	41	39	2	5%
Loss on extinguishment of debt	7	—	7	—%
Operating income	264	168	96	57%
Amortization expense	72	62	10	16%
Depreciation expense	31	28	3	11%
Restructuring and impairments	6	13	(7)	(54)%
Transformation initiative costs	12	18	(6)	(33)%
Non-cash stock-based compensation and other related costs	12	14	(2)	(14)%
Adjusted OIBDA	$397	$303	$94	31%
Adjusted OIBDA
Adjusted OIBDA increased by $94 million to $397 million for the three months ended March 31, 2026 from $303 million for the three months ended March 31, 2025, driven by the impact of the DSP True-Up and Settlement Payments of $7 million and the BMG Termination of $1 million in the prior-year quarter, as well as revenue mix and savings from the Company’s restructuring plans, a portion of which has been reinvested in the Company’s business, partially offset by unfavorable movements in foreign currency exchange rates of approximately $13 million. Expressed as a percentage of total revenue, Adjusted OIBDA margin increased to 23% for the three months ended March 31, 2026 from 20% for the three months ended March 31, 2025.
Non-cash stock-based compensation and other related costs
Our non-cash stock-based compensation and other related costs decreased by $2 million to $12 million for the three months ended March 31, 2026 from $14 million for the three months ended March 31, 2025.

Transformation initiative costs
Our transformation initiative costs, which include costs associated with our finance transformation, decreased by $6 million to $12 million for the three months ended March 31, 2026 from $18 million for the three months ended March 31, 2025.
Restructuring and Impairments
Our restructuring and impairment charges decreased to $6 million for the three months ended March 31, 2026 from $13 million for the three months ended March 31, 2025. The three months ended March 31, 2026 includes an impairment charge of $2 million for long-lived assets associated with EMP, which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025.
Depreciation expense
Our depreciation expense increased by $3 million to $31 million for the three months ended March 31, 2026 from $28 million for the three months ended March 31, 2025. The increase is primarily driven by the core financials and global revenue solution components of our new technology platform being placed into service.
Amortization expense
Our amortization expense increased by $10 million, to $72 million for the three months ended March 31, 2026 from $62 million for the three months ended March 31, 2025. The increase is driven by incremental amortization related to acquisitions of music-related assets, partially offset by EMP intangible assets, which have been classified as held for sale.
Operating income
Our operating income increased by $96 million to $264 million for the three months ended March 31, 2026 from $168 million for the three months ended March 31, 2025, primarily due to the factors impacting Adjusted OIBDA described above and a decrease in restructuring and impairment charges of $7 million. The increase in operating income was partially offset by higher amortization expenses of $10 million for the three months ended March 31, 2026.
Loss on extinguishment of debt
We recorded a loss on extinguishment of debt in the amount of $7 million for the three months ended March 31, 2026, which represents the unamortized balances of original issuance discounts and deferred financing costs in connection with the refinancing of our Tranche B Term Loans. There was no loss on extinguishment of debt for the three months ended March 31, 2025.
Interest expense, net
Our interest expense, net, increased to $41 million for the three months ended March 31, 2026 from $39 million for the three months ended March 31, 2025 due to incremental debt related to the Tempo Asset-Based Notes acquired in connection with the acquisition of Tempo Music in the prior year as well as incremental debt related to the Beethoven Credit Agreement in the quarter, partially offset by lower interest rates on variable rate debt in the quarter.
Other (income) expense
Other income for the three months ended March 31, 2026 primarily includes foreign currency gains on our Euro-denominated debt of $22 million and a currency exchange gain on intercompany loans of $12 million. This compares to foreign currency losses on our Euro-denominated debt of $34 million, currency exchange losses on our intercompany loans of $27 million, and realized and unrealized losses on hedging activity of $6 million for the three months ended March 31, 2025.
Income tax expense
Our income tax expense increased by $44 million to $73 million for the three months ended March 31, 2026 from $29 million for the three months ended March 31, 2025. The increase of $44 million in income tax expense is primarily due to an increase in pre-tax income in the quarter and a taxable gain on the Company’s sale of certain recorded music catalog rights to Beethoven JV, partially offset by the tax benefit associated with partial release of valuation allowance on EMP.

Net income
Net income increased by $145 million to $181 million for the three months ended March 31, 2026 from $36 million for the three months ended March 31, 2025 as a result of the factors described above.
Noncontrolling interest
There was income attributable to noncontrolling interest of $2 million during the three months ended March 31, 2026. There was no loss or income attributable to noncontrolling interest for the three months ended March 31, 2025.
Business Segment Results
Results by business segment were as follows (in millions):

	For the Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
Recorded Music
Revenues	$1,380	$1,175	$205	17%
Operating income	288	203	85	42%
Depreciation and amortization expense	47	46	1	2%
Restructuring and impairments	6	13	(7)	-54%
Non-cash stock-based compensation and other related costs	5	8	(3)	-38%
Adjusted OIBDA	346	270	76	28%
Music Publishing
Revenues	353	310	43	14%
Operating income (loss)	61	52	9	17%
Depreciation and amortization expense	35	31	4	13%
Non-cash stock-based compensation and other related costs	1	2	(1)	-50%
Adjusted OIBDA	97	85	12	14%
Corporate expenses and eliminations
Revenue eliminations	(1)	(1)	—	—%
Operating loss	(85)	(87)	2	-2%
Depreciation and amortization expense	21	13	8	62%
Transformation initiatives and other related costs	12	18	(6)	-33%
Non-cash stock-based compensation and other related costs	6	4	2	50%
Adjusted OIBDA loss	(46)	(52)	6	-12%
Total
Revenues	1,732	1,484	248	17%
Operating income	264	168	96	57%
Adjusted OIBDA	397	303	94	31%
Recorded Music
Revenues
Recorded Music revenue increased by $205 million, or 17%, to $1,380 million for the three months ended March 31, 2026 from $1,175 million for the three months ended March 31, 2025. U.S. Recorded Music revenues were $565 million and $497 million, or 41% and 42% of consolidated Recorded Music revenues, for the three months ended March 31, 2026 and March 31, 2025, respectively. International Recorded Music revenues were $815 million and $678 million, or 59% and 58% of consolidated Recorded Music revenues, for the three months ended March 31, 2026 and March 31, 2025, respectively.
The overall increase in Recorded Music revenue was driven by higher revenue across digital, artist services and expanded-rights and physical, partially offset by a decrease in licensing revenue, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
Artist and repertoire costs	$394	$339	$55	16%
Product costs	313	260	53	20%
Total cost of revenues	$707	$599	$108	18%
Recorded Music cost of revenues increased by $108 million, to $707 million for the three months ended March 31, 2026 from $599 million for the three months ended March 31, 2025. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 29% for each of the three months ended March 31, 2026 and March 31, 2025. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 23% for the three months ended March 31, 2026 from 22% for the three months ended March 31, 2025, driven by revenue and deal mix.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
General and administrative expense (1)	$153	$161	$(8)	-5%
Selling and marketing expense	159	149	10	7%
Distribution expense	30	17	13	76%
Total selling, general and administrative expense	$342	$327	$15	5%
______________________________________
(1)Includes depreciation expense of $10 million and $13 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Recorded Music selling, general and administrative expense increased by $15 million, to $342 million for the three months ended March 31, 2026 from $327 million for the three months ended March 31, 2025, primarily driven by unfavorable movements in foreign currency exchange rates of $12 million. The decrease in general and administrative expense was largely driven by cost savings from the Company’s restructuring plans, a portion of which has been reinvested into the Company’s business. The increase in selling and marketing expense was driven by higher variable marketing spend for key releases. The increase in distribution expense was primarily driven by revenue mix from higher merchandising and physical revenues. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 25% for the three months ended March 31, 2026 from 28% for the three months ended March 31, 2025.
Operating Income and Adjusted OIBDA
Recorded Music operating income increased by $85 million to $288 million for the three months ended March 31, 2026 from $203 million for the three months ended March 31, 2025. In addition to the factors impacting Adjusted OIBDA described below, the increase in operating income was driven by decreases in restructuring and impairment charges of $7 million and depreciation expense of $3 million compared to the prior-year quarter, partially offset by higher amortization expenses of $4 million related to acquisitions of music-related assets.
Recorded Music Adjusted OIBDA increased by $76 million to $346 million for the three months ended March 31, 2026 from $270 million for the three months ended March 31, 2025, largely driven by savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business, partially offset by the impact of the DSP True-Up and Settlement Payments of $7 million and the BMG Termination of $1 million in the prior-year quarter, as well as unfavorable movements in foreign currency exchange rates of approximately $9 million. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin increased to 25% for the three months ended March 31, 2026 from 23% for the three months ended March 31, 2025 due to the factors noted above.

Music Publishing
Revenues
Music Publishing revenues increased by $43 million, or 14%, to $353 million for the three months ended March 31, 2026 from $310 million for the three months ended March 31, 2025. U.S. Music Publishing revenues were $178 million and $161 million, or 50% and 52% of consolidated Music Publishing revenues, for the three months ended March 31, 2026 and March 31, 2025, respectively. International Music Publishing revenues were $175 million and $149 million, or 50% and 48% of consolidated Music Publishing revenues, for the three months ended March 31, 2026 and March 31, 2025, respectively.
The overall increase in Music Publishing revenue was driven by growth in digital, performance, synchronization, and mechanical revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
Artist and repertoire costs	$224	$194	$30	15%
Total cost of revenues	$224	$194	$30	15%
Music Publishing cost of revenues increased by $30 million, or 16%, to $224 million for the three months ended March 31, 2026 from $194 million for the three months ended March 31, 2025. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues remained constant at 63% for each of the three months ended March 31, 2026 and March 31, 2025.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
General and administrative expense (1)	$32	$34	$(2)	-6%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$33	$35	$(2)	-6%
______________________________________
(1)Includes depreciation expense of $2 million for the three months ended March 31, 2025. There was no depreciation expense for the three months ended March 31, 2026.
Music Publishing selling, general and administrative expense decreased by $2 million, or 6%, to $33 million for the three months ended March 31, 2026 from $35 million for the three months ended March 31, 2025, primarily due to cost savings from the Company’s restructuring plans, a portion of which has been reinvested into the Company’s business. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 9% for the three months ended March 31, 2026 from 11% for the three months ended March 31, 2025.
Operating Income and Adjusted OIBDA
Music Publishing operating income increased by $9 million to $61 million for the three months ended March 31, 2026 from $52 million for the three months ended March 31, 2025. The increase is driven by the same factors affecting Adjusted OIBDA discussed below, as well as lower depreciation expenses of $2 million, partially offset by an increase in amortization expense of $6 million related to the impact of acquisitions.
Music Publishing Adjusted OIBDA increased by $12 million, or 14%, to $97 million for the three months ended March 31, 2026 from $85 million for the three months ended March 31, 2025, primarily driven by revenue growth and strong operating performance, as well as savings from the Company’s restructuring plans, a portion of which has been reinvested in the Company’s business, partially offset by unfavorable movements in foreign exchange rates of approximately $4 million. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin remained constant at 27% for each of the three months ended March 31, 2026 and March 31, 2025.

Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations decreased by $2 million for the three months ended March 31, 2026 to $85 million from $87 million for the three months ended March 31, 2025, driven by savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business, partially offset by higher depreciation expense of $8 million driven by the core financials and global revenue solution components of our new technology platform being placed into service, and higher non-cash stock-based compensation and other related expenses of $2 million.
Our Adjusted OIBDA loss from corporate expenses and eliminations decreased by $6 million to $46 million for the three months ended March 31, 2026 from $52 million for the three months ended March 31, 2025, primarily due to savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business.

RESULTS OF OPERATIONS
Six Months Ended March 31, 2026 Compared with Six Months Ended March 31, 2025
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
Revenue by Type
Digital	$1,951	$1,714	$237	14%
Physical	289	278	11	4%
Total digital and physical	2,240	1,992	248	12%
Artist services and expanded-rights	395	313	82	26%
Licensing	225	215	10	5%
Total Recorded Music	2,860	2,520	340	13%
Performance	122	109	13	12%
Digital	439	395	44	11%
Mechanical	35	30	5	17%
Synchronization	110	88	22	25%
Other	9	11	(2)	-18%
Total Music Publishing	715	633	82	13%
Intersegment eliminations	(3)	(3)	—	—%
Total revenues	$3,572	$3,150	$422	13%
Revenue by Geographical Location
U.S. Recorded Music	$1,142	$1,029	$113	11%
U.S. Music Publishing	368	334	34	10%
Total U.S.	1,510	1,363	147	11%
International Recorded Music	1,718	1,491	227	15%
International Music Publishing	347	299	48	16%
Total international	2,065	1,790	275	15%
Intersegment eliminations	(3)	(3)	—	—%
Total revenues	$3,572	$3,150	$422	13%
Total Revenues
Total revenues increased by $422 million, or 13%, to $3,572 million for the six months ended March 31, 2026 from $3,150 million for the six months ended March 31, 2025. Revenue growth was impacted by $12 million of Recorded Music digital revenue from the DSP True-Up and Settlement Payments in the current year and $4 million in the prior year. Revenue growth was also unfavorably impacted by the BMG Termination, which resulted in $12 million lower Recorded Music streaming revenue compared to the six months ended March 31, 2025. Music Publishing revenue was impacted by $17 million of revenue in the prior year recognized in connection with historical matched royalties that were processed to date by the Mechanical Licensing Collective (the “MLC Historical Matched Royalties”). Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 80% and 20% of total revenues for each of the six months ended March 31, 2026 and March 31, 2025. Prior to intersegment eliminations, U.S. and international revenues represented 42% and 58% for the six months ended March 31, 2026, respectively, and 43% and 57% for the six months ended March 31, 2025, respectively.
Total digital revenues after intersegment eliminations increased by $280 million, or 13%, to $2,389 million for the six months ended March 31, 2026 from $2,109 million for the six months ended March 31, 2025. Total streaming revenue increased 14% primarily driven by an increase in streaming revenue at Recorded Music. Total digital revenues remained constant at 67% of consolidated revenues for each of the six months ended March 31, 2026 and March 31, 2025. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2026 were composed of U.S. revenues of $1,071 million and international revenues of $1,319 million, or 45% and 55% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2025 were composed of U.S. revenues of $998 million and international revenues of $1,111 million, or 47% and 53% of total digital revenues, respectively.
Recorded Music revenues increased by $340 million to $2,860 million for the six months ended March 31, 2026 compared to $2,520 million for the six months ended March 31, 2025, which includes $93 million of favorable currency exchange fluctuations. U.S. Recorded Music revenues were $1,142 million and $1,029 million, or 40% and 41% of consolidated Recorded Music revenues, for the six months ended March 31, 2026 and March 31, 2025, respectively. International Recorded Music revenues were $1,718 million and $1,491 million, or 60% and 59% of consolidated Recorded Music revenues for the six months ended March 31, 2026 and March 31, 2025, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights, physical, and licensing revenues. Digital revenue increased by $237 million for the six months ended March 31, 2026 compared to the six months ended March 31, 2025, which includes a favorable impact of currency exchange fluctuations of $60 million, and reflects the impacts of the DSP True-Up and Settlement Payments of $12 million in the current year and $4 million in the prior year, as well as the BMG Termination of $12 million in the prior year. Revenue from streaming services increased $242 million to $1,921 million for the six months ended March 31, 2026 compared to $1,679 million for the six months ended March 31, 2025, which includes the favorable impact of foreign currency exchange rates of $58 million, and reflects the impacts of the DSP True-Up and Settlement Payments of $12 million in the current year and $4 million in the prior year, as well as the BMG Termination of $12 million in the prior year. Download and other digital revenues decreased by $5 million, or 14%, to $30 million for the six months ended March 31, 2026 from $35 million for the six months ended March 31, 2025, primarily due to the continued shift to streaming services. Artist services and expanded-rights revenue increased by $82 million, or 26%, attributable to higher concert promotion revenue primarily in France, higher merchandising revenue and the favorable impact of foreign currency exchange rates of $15 million. Physical revenue increased by $11 million, or 4%, driven by strong U.S. releases in the current year as well as catalog and carryover success and a favorable impact of foreign currency exchange rates of $9 million, partially offset by strong releases in Japan and Korea the prior year. Licensing revenue increased by $10 million, or 5%, primarily driven by the favorable impact of foreign currency exchange rates of $9 million. Top sellers for the six months ended March 31, 2026 included Alex Warren, sombr, Bruno Mars, Ed Sheeran and Melanie Martinez.
Music Publishing revenues increased by $82 million, or 13%, to $715 million for the six months ended March 31, 2026 from $633 million for the six months ended March 31, 2025. U.S. Music Publishing revenues were $368 million and $334 million, or 51% and 53% of consolidated Music Publishing revenues, for the six months ended March 31, 2026 and March 31, 2025, respectively. International Music Publishing revenues were $347 million and $299 million, or 49% and 47% of Music Publishing revenues, for the six months ended March 31, 2026 and March 31, 2025, respectively.
The overall increase in Music Publishing revenue was attributable to increases in digital revenue of $44 million, or 11%, performance revenue of $13 million, or 12%, synchronization revenue of $22 million, or 12%, and mechanical revenue of $5 million, or 17%. The increase in digital revenue was primarily driven by continued growth in streaming revenue, partially offset by the impact of the MLC Historical Matched Royalties of $17 million in the prior year. Revenue from streaming services grew by $44 million, or 11%, to $434 million for the six months ended March 31, 2026 from $390 million for the six months ended March 31, 2025, reflecting the impact of new deals and renewals, continued market growth and a favorable impact of foreign currency exchange rates of $10 million. The growth in performance revenue is attributable to growth from touring, radio and live events primarily in Europe, and the growth in synchronization revenue is attributable to the timing of other copyright infringement settlements, higher television and commercial licensing activity, and the $4 million impact of our acquisition of Tempo. The growth in mechanical revenue is primarily driven by the impact of new deals and the timing of distributions.
Revenue by Geographical Location
U.S. revenue increased by $147 million, or 11%, to $1,510 million for the six months ended March 31, 2026 from $1,363 million for the six months ended March 31, 2025. U.S. Recorded Music revenue increased by $113 million, or 11%, primarily driven by an increase in digital revenue of $65 million, or 9%, which reflects higher streaming revenue of $67 million, or 9%, partially offset by lower download and other digital revenue of $2 million, or 11%. The increase in streaming revenue is largely attributable to the impacts of the DSP True-Up and Settlement Payments in both the current and prior years, as well as the BMG Termination in the prior year. The decrease in download and other digital revenue is due to the continued shift to streaming. U.S. Recorded Music physical revenue increased by $25 million, or 20%, driven by strong releases in the current year as well as catalog and carryover success. U.S. Recorded Music artist services and expanded-rights revenue increased by $14 million, or 19%, driven by higher merchandising revenue, and licensing revenue increased by $9 million, or 13%, primarily driven by higher copyright infringement settlements compared to the prior year. U.S. Music Publishing revenue increased by $34 million, or 10%, to $368 million for the six months ended March 31, 2026 from $334 million for the six months ended March 31, 2025. U.S. Music Publishing digital revenue increased by $8 million, attributable to higher streaming revenue of $9 million, or 4%, partially offset by a decrease in download and other digital revenue of $1 million. U.S. Music Publishing synchronization revenue increased by $24 million, or 47%, driven by timing of other copyright infringement settlements, higher television and commercial licensing activity and the impact of acquisitions. U.S. Music Publishing mechanical revenue increased by $1 million, or 14%, and U.S. Music Publishing performance revenue increased $1 million, or 3%, for the six months ended March 31, 2026 compared to the six months ended March 31, 2025.
International revenue increased by $275 million, or 15%, to $2,065 million for the six months ended March 31, 2026 from $1,790 million for the six months ended March 31, 2025. Excluding the favorable impact of foreign currency exchange rates of $113 million, International revenue increased by $162 million, or 9%. International Recorded Music revenue increased by $227 million, driven by increases in digital revenue of $172 million, artist services and expanded-rights revenue of $68 million, licensing revenue of $1 million, partially offset by a decrease in physical revenue of $14 million. International Recorded Music digital revenue increased by $172 million, attributable to higher streaming revenue of $175 million which includes the impact of certain DSP True-Up and Settlement Payments in the current and prior years, as well as the BMG Termination in the prior year, and a favorable impact of foreign currency exchange rates of $58 million, partially offset by lower download and other digital revenue of $3 million. International Recorded Music artist services and expanded-rights revenue increased by $68 million, primarily due to higher concert promotion revenue in France, and international Recorded Music licensing revenue slightly increased by $1 million. International Recorded Music physical revenue decreased by $14 million, driven by strong releases primarily in Japan and Korea in the prior year, partially offset by a favorable impact of foreign currency exchange rates of $9 million. International Music Publishing revenue increased by $48 million, or 16%, to $347 million for the six months ended March 31, 2026 from $299 million for the six months ended March 31, 2025. This was driven by increases in digital revenue of $36 million, performance revenue of $12 million due to higher concert, touring and live events revenue, and mechanical revenue of $4 million, partially offset by a decrease in synchronization revenue of $2 million. International Music Publishing digital growth is primarily driven by streaming revenue growth of $35 million, or 22%.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
Artist and repertoire costs	$1,261	$1,105	$156	14%
Product costs	656	580	76	13%
Total cost of revenues	$1,917	$1,685	$232	14%
Artist and repertoire costs increased by $156 million, to $1,261 million for the six months ended March 31, 2026 from $1,105 million for the six months ended March 31, 2025. Artist and repertoire costs as a percentage of revenue remained constant at 35% for each of the six months ended March 31, 2026 and March 31, 2025.
Product costs increased by $76 million, to $656 million for the six months ended March 31, 2026 from $580 million for the six months ended March 31, 2025. Product costs as a percentage of revenue remained constant at 18% for each of the six months ended March 31, 2026 and March 31, 2025.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
General and administrative expense (1)	$535	$560	$(25)	-4%
Selling and marketing expense	322	315	7	2%
Distribution expense	61	49	12	24%
Total selling, general and administrative expense	$918	$924	$(6)	-1%
______________________________________
(1)Includes depreciation expense of $62 million and $57 million for the six months ended March 31, 2026 and March 31, 2025, respectively.
Total selling, general and administrative expense decreased by $6 million, to $918 million for the six months ended March 31, 2026 from $924 million for the six months ended March 31, 2025, driven by savings from the Company’s restructuring plans, of which a portion has been reinvested into the Company’s business, partially offset by unfavorable movements in foreign currency exchange rates of approximately $22 million. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 26% for the six months ended March 31, 2026, from 29% for the six months ended March 31, 2025 due to the factors noted below.
General and administrative expense decreased by $25 million to $535 million for the six months ended March 31, 2026 from $560 million for the six months ended March 31, 2025. The decrease in general and administrative expense was driven by savings from the Company’s restructuring plans, of which a portion has been reinvested into the Company’s business and lower non-cash stock-based compensation expense of $1 million, partially offset by higher depreciation expense of $5 million related to technology assets being placed into service, including the core financials component of our new technology platform. Expressed as a percentage of revenue, general and administrative expense decreased to 15% for the six months ended March 31, 2026 from 18% for the six months ended March 31, 2025 due to the factors noted above.
Selling and marketing expense increased by $7 million, or 2%, to $322 million for the six months ended March 31, 2026 from $315 million for the six months ended March 31, 2025. Expressed as a percentage of revenue, selling and marketing expense decreased to 9% for the six months ended March 31, 2026, from 10% for the six months ended March 31, 2025, due to lower variable marketing spend and savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business, partially offset by higher marketing and advertising spend for key releases.
Distribution expense increased by $12 million to $61 million for the six months ended March 31, 2026 from $49 million for the six months ended March 31, 2025. Expressed as a percentage of revenue, distribution expense remained constant at 2% for each of the six months ended March 31, 2026 and March 31, 2025.
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

	For the Six Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$359	$272	$87	32%
Income attributable to noncontrolling interest	(3)	5	(8)	—%
Net income	356	277	79	29%
Income tax expense	144	118	26	22%
Income before income taxes	500	395	105	27%
Other income	(41)	(89)	48	-54%
Interest expense, net	86	76	10	13%
Loss on extinguishment of debt	7	—	7	—%
Operating income	552	382	170	45%
Amortization expense	140	119	21	18%
Depreciation expense	62	57	5	9%
Restructuring and impairments	40	40	—	—%
Transformation initiatives and other related costs	29	35	(6)	-17%
Net loss on divestitures	5	—	5	—%
Non-cash stock-based compensation and other related costs	32	33	(1)	-3%
Adjusted OIBDA	$860	$666	$194	29%
Adjusted OIBDA
Adjusted OIBDA increased by $194 million to $860 million for the six months ended March 31, 2026 as compared to $666 million for the six months ended March 31, 2025, driven by the impacts of the DSP True-Up and Settlement Payments of $7 million in the current year and $3 million in the prior year, and the $4 million impact of the MLC Historical Matched Royalties and the $1 million impact of the BMG Termination in the prior year, as well as revenue mix, savings from the Company’s strategic restructuring plans, a portion of which has been reinvested in the Company’s business, and favorable movements in currency exchange rates of approximately $13 million. Expressed as a percentage of total revenue, Adjusted OIBDA margin increased to 24% for the six months ended March 31, 2026 from 21% for the six months ended March 31, 2025.

Non-cash stock-based compensation and other related costs
Our non-cash stock-based compensation and other related costs decreased by $1 million to $32 million for the six months ended March 31, 2026 from $33 million for the six months ended March 31, 2025.
Net loss on divestitures
Net loss on divestitures during the six months ended March 31, 2026 includes a pre-tax loss of $5 million in connection with the divestiture of certain assets. There was no net loss on divestitures during the six months ended March 31, 2025.
Transformation initiatives and other related costs
Our transformation initiatives and other related costs decreased by $6 million to $29 million for the six months ended March 31, 2026 from $35 million for the six months ended March 31, 2025.
Restructuring and Impairments
Our restructuring and impairment charges remained constant at $40 million for each of the six months ended March 31, 2026 and March 31, 2025. The current year includes an impairment charge of $11 million for long-lived assets associated with EMP, which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025.
Depreciation expense
Our depreciation expense increased by $5 million to $62 million for the six months ended March 31, 2026 from $57 million for the six months ended March 31, 2025. This increase is primarily driven by the core financials and global revenue solution components of our new technology platform being placed into service.
Amortization expense
Our amortization expense increased by $21 million, or 18%, to $140 million for the six months ended March 31, 2026 from $119 million for the six months ended March 31, 2025. The increase is driven by incremental amortization related to acquisitions of music-related assets, partially offset by EMP intangible assets, which have been classified as held for sale.
Operating income
Our operating income increased by $170 million to $552 million for the six months ended March 31, 2026 from $382 million for the six months ended March 31, 2025. The increase in operating income was due to the same factors affecting Adjusted OIBDA discussed above, partially offset by higher amortization expenses of $21 million and higher depreciation expenses of $5 million, as noted above.
Interest expense, net
Our interest expense, net, increased to $86 million for the six months ended March 31, 2026 from $76 million for the six months ended March 31, 2025, primarily due to incremental debt related to the Tempo Asset-Based Notes acquired in connection with the acquisition of Tempo Music in the prior year, as well as incremental debt related to the Beethoven Credit Agreement, partially offset by lower interest rates on variable rate debt in the quarter.
Other income
Other income for the six months ended March 31, 2026 primarily includes foreign currency gains on our Euro-denominated debt of $21 million, currency exchange gains on our intercompany loans of $13 million, and realized and unrealized losses on hedging activity of $1 million. This compares to foreign currency gains on our Euro-denominated debt of $27 million, currency exchange gains on our intercompany loans of $19 million, realized gains on the sale of an investment of $29 million, and realized and unrealized gains on hedging activity of $9 million for the six months ended March 31, 2025.

Loss on extinguishment of debt
We recorded a loss on extinguishment of debt in the amount of $7 million for the six months ended March 31, 2026, which represents the unamortized balances of original issuance discounts and deferred financing costs in connection with the refinancing of our Tranche B Term Loans. There was no loss on extinguishment of debt for the six months ended March 31, 2025.
Income tax expense
Our income tax expense increased by $26 million to $144 million for the six months ended March 31, 2026 from $118 million for the six months ended March 31, 2025. The increase of $26 million in income tax expense is primarily due to an increase in pretax income in the current year and a taxable gain on the Company’s sale of certain recorded music catalog rights to Beethoven JV, partially offset by the tax benefit associated with partial release of valuation allowance on EMP.
Net income
Net income increased by $79 million to $356 million for the six months ended March 31, 2026 from $277 million for the six months ended March 31, 2025 as a result of the factors described above.
Noncontrolling interest
There was income attributable to noncontrolling interest of $3 million for the six months ended March 31, 2026 compared to a loss of $5 million for the six months ended March 31, 2025.

Business Segment Results
Results by business segment were as follows (in millions):

	For the Six Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
Recorded Music
Revenues	$2,860	$2,520	$340	13%
Operating income	617	441	176	40%
Depreciation and amortization expense	93	91	2	2%
Restructuring and impairments	28	41	(13)	-32%
Non-cash stock-based compensation and other related costs	11	20	(9)	-45%
Adjusted OIBDA	749	593	156	26%
Music Publishing
Revenues	$715	$633	$82	13%
Operating income	126	107	19	18%
Depreciation and amortization expense	70	58	12	21%
Non-cash stock-based compensation and other related costs	3	3	—	—%
Adjusted OIBDA	199	168	31	18%
Corporate expenses and eliminations
Revenue eliminations	$(3)	$(3)	$—	—%
Operating loss	(191)	(166)	(25)	15%
Depreciation and amortization expense	39	27	12	44%
Restructuring and impairments	12	(1)	13	—%
Transformation initiatives and other related costs	29	35	(6)	-17%
Net gain on divestitures	5	—	5	—%
Non-cash stock-based compensation and other related costs	18	10	8	80%
Adjusted OIBDA loss	(88)	(95)	7	-7%
Total
Revenues	$3,572	$3,150	$422	13%
Operating income	552	382	170	45%
Adjusted OIBDA	860	666	194	29%
Recorded Music
Revenues
Recorded Music revenues increased by $340 million to $2,860 million for the six months ended March 31, 2026 compared to $2,520 million for the six months ended March 31, 2025, U.S. Recorded Music revenues were $1,142 million and $1,029 million, or 40% and 41% of consolidated Recorded Music revenues, for the six months ended March 31, 2026 and March 31, 2025, respectively. International Recorded Music revenues were $1,718 million and $1,491 million, or 60% and 59% of consolidated Recorded Music revenues, for the six months ended March 31, 2026 and March 31, 2025, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights, physical and licensing revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
Artist and repertoire costs	$811	$705	$106	15%
Product costs	656	580	76	13%
Total cost of revenues	$1,467	$1,285	$182	14%
Recorded Music cost of revenues increased by $182 million, to $1,467 million for the six months ended March 31, 2026 from $1,285 million for the six months ended March 31, 2025. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 28% for each of the six months ended March 31, 2026 and March 31, 2025. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs remained constant at 23% for each of the six months ended March 31, 2026 and March 31, 2025.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
General and administrative expense (1)	$307	$341	$(34)	-10%
Selling and marketing expense	309	300	9	3%
Distribution expense	61	49	12	24%
Total selling, general and administrative expense	$677	$690	$(13)	-2%
______________________________________
(1)Includes depreciation expense of $22 million and $28 million for the six months ended March 31, 2026 and March 31, 2025, respectively.
Recorded Music selling, general and administrative expense decreased by $13 million, to $677 million for the six months ended March 31, 2026 from $690 million for the six months ended March 31, 2025, which includes unfavorable movements in foreign currency exchange rates of $21 million. The decrease in general and administrative expense was primarily due to savings from the Company’s restructuring plans, a portion of which has been reinvested into the Company’s business, and lower non-cash stock-based compensation and other related expenses of $9 million. The increase in selling and marketing expense was primarily due to higher variable marketing spend for key releases. The increase in distribution expense was primarily due to revenue mix from higher merchandising and physical revenues. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 24% for the six months ended March 31, 2026 from 27% for the six months ended March 31, 2025.
Operating Income and Adjusted OIBDA
Recorded Music operating income increased by $176 million to $617 million for the six months ended March 31, 2026 from $441 million for the six months ended March 31, 2025. In addition to the factors impacting Recorded Music Adjusted OIBDA noted below, the increase in operating income was driven by a decrease in restructuring and non-cash impairment charges of $13 million, lower non-cash stock-based compensation expense and other related costs of $9 million, and lower depreciation expense of $6 million compared to the prior year, partially offset by higher amortization expenses of $8 million related to acquisitions of music-related assets.
Recorded Music Adjusted OIBDA increased by $156 million, to $749 million for the six months ended March 31, 2026 from $593 million for the six months ended March 31, 2025, largely attributable to savings from the Company’s strategic restructuring plans, of which a portion has been reinvested in the Company’s business, the impact of the DSP True-Up and Settlement Payments of $7 million in the current year and favorable movements in foreign currency exchange rates of approximately $9 million, partially offset by the prior year $3 million impact of the DSP True-Up and Settlement Payments and $1 million impact of the BMG Termination. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin increased to 26% for the six months ended March 31, 2026 from 24% for the six months ended March 31, 2025, due to the factors noted above.

Music Publishing
Revenues
Music Publishing revenues increased by $82 million, or 13%, to $715 million for the six months ended March 31, 2026 from $633 million for the six months ended March 31, 2025. U.S. Music Publishing revenues were $368 million and $334 million, or 51% and 53% of consolidated Music Publishing revenues, for the six months ended March 31, 2026 and March 31, 2025, respectively. International Music Publishing revenues were $347 million and $299 million, or 49% and 47% of consolidated Music Publishing revenues, for the six months ended March 31, 2026 and March 31, 2025, respectively.
The overall increase in Music Publishing revenue was driven by growth across digital, synchronization, performance and mechanical revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
Artist and repertoire costs	$452	$404	$48	12%
Total cost of revenues	$452	$404	$48	12%
Music Publishing cost of revenues increased by $48 million, or 12%, to $452 million for the six months ended March 31, 2026 from $404 million for the six months ended March 31, 2025. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 63% for the six months ended March 31, 2026 from 64% for the six months ended March 31, 2025.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
General and administrative expense (1)	$66	$65	$1	2%
Selling and marketing expense	2	2	—	—%
Total selling, general and administrative expense	$68	$67	$1	1%
______________________________________
(1)Includes depreciation expense of $1 million and $3 million for the six months ended March 31, 2026 and March 31, 2025, respectively.
Music Publishing selling, general and administrative expense slightly increased to $68 million for the six months ended March 31, 2026 from $67 million for the six months ended March 31, 2025. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 10% for the six months ended March 31, 2026 from 11% for the six months ended March 31, 2025.
Operating Income and Adjusted OIBDA
Music Publishing operating income increased by $19 million to $126 million for the six months ended March 31, 2026 from $107 million operating income for the six months ended March 31, 2025 largely due to the factors that impacted Music Publishing Adjusted OIBDA noted below, coupled with lower depreciation expenses of $2 million, partially offset by higher amortization expenses of $14 million related to acquisitions.
Music Publishing Adjusted OIBDA increased by $31 million to $199 million for the six months ended March 31, 2026 from $168 million for the six months ended March 31, 2025, primarily driven by strong operating performance and revenue growth, savings from the Company’s restructuring plans, and favorable movements in foreign exchange rates of approximately $4 million, partially offset by the $4 million impact of the MLC Historical Matched Royalties in the prior year. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin increased to 28% for the six months ended March 31, 2026 from 27% for the six months ended March 31, 2025.

Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $25 million to $191 million for the six months ended March 31, 2026 from $166 million for the six months ended March 31, 2025, primarily due to an increase in restructuring and impairment costs of $13 million, higher depreciation expense of $13 million, higher non-cash stock-based compensation and other related expenses of $8 million and a net loss on divestitures of $5 million, partially offset by lower expenses related to transformation initiatives and related costs of $6 million.
Our Adjusted OIBDA loss from corporate expenses and eliminations decreased by $7 million to $88 million for the six months ended March 31, 2026 from $95 million for the six months ended March 31, 2025, largely due to savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at March 31, 2026
At March 31, 2026, we had $4.719 billion of debt (which is net of $30 million of premiums, discounts and deferred financing costs), $741 million of cash and equivalents (net debt of $3.978 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $738 million of Warner Music Group Corp. equity. This compares to $4.365 billion of debt (which is net of $36 million of premiums, discounts and deferred financing costs), $532 million of cash and equivalents (net debt of $3.833 billion) and $647 million of Warner Music Group Corp. equity at September 30, 2025.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the six months ended March 31, 2026 and March 31, 2025 are unaudited and have been derived from our condensed consolidated interim financial statements included elsewhere herein.

	Six Months Ended March 31,
	2026	2025
Cash provided by (used in):
Operating activities	$566	$401
Investing activities	(523)	(202)
Financing activities	169	(248)
Operating Activities
Cash provided by operating activities was $566 million for the six months ended March 31, 2026 as compared with cash provided by operating activities of $401 million for the six months ended March 31, 2025. The $165 million increase in cash provided by operating activities was largely a result of strong operating performance.
Investing Activities
Cash used in investing activities was $523 million for the six months ended March 31, 2026 as compared with cash used in investing activities of $202 million for the six months ended March 31, 2025. The $523 million of cash used in investing activities in the six months ended March 31, 2026 consisted of $29 million relating to investments and acquisitions of businesses, $457 million to acquire music-related assets and $47 million relating to capital expenditures, partially offset by $10 million of proceeds from net divestitures. The $202 million of cash used in investing activities in the six months ended March 31, 2025 consisted of $46 million relating to investments and acquisitions of businesses, $120 million to acquire music-related assets, and $72 million relating to capital expenditures, partially offset by $36 million of proceeds from the sale of investments.
Financing Activities
Cash provided by financing activities was $169 million for the six months ended March 31, 2026 as compared with cash used in financing activities of $248 million for the six months ended March 31, 2025. The $169 million of cash provided by financing activities for the six months ended March 31, 2026 consisted of dividends paid of $200 million, payment of deferred consideration of $42 million, distributions to noncontrolling interest holders of $7 million, taxes paid related to net share settlement of restricted stock units and common stock of $26 million, common stock repurchased and retired of $48 million, deferred financing costs paid of $12 million, partially offset by proceeds from the Beethoven Credit Agreement of $370 million and contributions from redeemable noncontrolling interest holder of $134 million. The $248 million of cash used in financing activities for the six months ended March 31, 2025 consisted of dividends paid of $189 million, payment of deferred consideration of $23 million, distributions to noncontrolling interest holders of $8 million, taxes paid related to net share settlement of restricted stock units and common stock of $19 million, common stock repurchased and retired of $2 million and other financing activity of $7 million.
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
We believe that our primary sources of liquidity will be sufficient to support our existing operations over the next twelve months from the date of this filing.

Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BBB- in August 2024 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba1 in March 2025. In September 2025, Fitch assigned us a BBB- long-term credit rating with a stable outlook. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.0% as of March 31, 2026. Our nearest-term maturity date is in 2028. Subject to market conditions, we continue to take opportunistic steps to extend our maturity dates, reduce related interest expense and make other changes. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.
Repurchase Program
On November 14, 2024, the Company’s board of directors authorized a new $100 million share repurchase program (the “Share Repurchase Program”), which is intended to offset dilution from the Omnibus Incentive Plan. The $100 million share repurchase authorization does not obligate the Company to purchase any shares and the Share Repurchase Program does not have a fixed expiration date. The Company repurchased and retired 750,500 shares for $22 million during the three months ended March 31, 2026. The Company repurchased and retired 1,670,500 shares for $48 million during the six months ended March 31, 2026. As of March 31, 2026, approximately $37 million of the $100 million share repurchase authorization remained available.
Existing Debt as of March 31, 2026
As of March 31, 2026, our long-term debt was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan A Facility due 2031	1,295
2.750% Senior Secured Notes due 2028	372
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031	509
3.000% Senior Secured Notes due 2031	800
Mortgage Term Loan due 2033	17
Total debt, including the current portion	4,068
Premium less unamortized discount and unamortized deferred financing costs	(22)
Total Acquisition Corp. long-term debt, including the current portion, net	$4,046
Beethoven Credit Agreement (b)	370
Tempo Asset-Based Notes due 2050 (c)	311
Unamortized discount	(8)
Total other long-term debt, including the current portion, net	$673
Total long-term debt, including the current portion, net	$4,719
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility with no letters of credit outstanding at March 31, 2026. There were no loans outstanding under the Revolving Credit Facility at March 31, 2026.
(b)Reflects $500 million of commitments under the Beethoven Credit Agreement with the ability, subject to the consent of the Lenders, to increase the size of the facility to $700 million. There were $370 million in loans outstanding under the Beethoven Credit Agreement at March 31, 2026. Loans outstanding under the Beethoven Credit Agreement are secured only by certain music rights owned by Beethoven JV 1, LLC, a Delaware limited liability company (“Beethoven”), and are nonrecourse to the Company and its subsidiaries, other than Beethoven.
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
On February 5, 2026, the Company’s board of directors declared a cash dividend of $0.19 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on March 3, 2026. The Company paid an aggregate of approximately $100 million and $200 million, or $0.19 and $0.38 per share, in cash dividends to stockholders and participating security holders for the three and six months ended March 31, 2026, respectively.

    On May 7, 2026, the Company’s board of directors declared a cash dividend of $0.19 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on June 2, 2026, to stockholders of record as of the close of business on May 26, 2026.

Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Credit Agreement and the Asset-Based Notes as of March 31, 2026.
The Credit Agreement contains a covenant that is tied to a leverage ratio based on EBITDA, which is defined under the Credit Agreement. So long as Tranche A Term Loans remain outstanding and/or during a collateral suspension period, we are required to meet the leverage ratio test at the end of each fiscal quarter. Other than during a collateral suspension period and so long as no Tranche A Term Loans remain outstanding, our ability to borrow funds under the Revolving Credit Facility may depend on our ability to meet the leverage ratio test at the end of a fiscal quarter to the extent we have drawn a certain amount of revolving loans. EBITDA as defined in the Credit Agreement is based on Consolidated Net Income (as defined in the Credit Agreement), both of which terms differ from the terms “EBITDA” and “net income” as they are commonly used. For example, the calculation of EBITDA under the Credit Agreement, in addition to adjusting net income to exclude interest expense, income taxes and depreciation and amortization, also adjusts net income by excluding items or expenses such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access; (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement); (6) transaction expenses; (7) equity-based compensation expense; and (8) certain extraordinary, unusual or non-recurring items. The definition of EBITDA under the Credit Agreement also includes adjustments for the pro forma impact of certain projected cost savings, operating expense reductions and synergies and any quality of earnings analysis prepared by independent certified public accountants in connection with an acquisition, merger, consolidation or other investment. The Secured Notes Indenture uses financial measures called “Consolidated EBITDA” or “EBITDA” and “Consolidated Net Income” that have substantially the same definitions to EBITDA and Consolidated Net Income, each as defined under the Credit Agreement.

EBITDA as defined in the Credit Agreement (referred to in this section as “Adjusted EBITDA”) is presented herein because it is a material component of the leverage ratio contained in the Credit Agreement. Non-compliance with the leverage ratio could result in a default under the Credit Agreement (or, if during a collateral suspension period and so long as no Tranche A Term Loans remain outstanding, the inability to use the Revolving Credit Facility), which could have a material adverse effect on our results of operations, financial position and cash flow. Adjusted EBITDA does not represent net income or cash from operating activities as those terms are defined by U.S. GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the Credit Agreement allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict.
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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended March 31, 2026, for the twelve months ended March 31, 2025 and for the three months ended March 31, 2026 and March 31, 2025. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended March 31, 2026. The terms and related calculations are defined in the Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Net Income	$449	$466	$181	$36
Income tax expense	146	151	73	29
Interest expense, net	172	156	41	39
Depreciation and amortization	402	339	103	90
Loss on extinguishment of debt	7	—	7	—
Net losses (gains) on divestitures and sale of securities	3	(30)	(1)	—
Restructuring costs (a)	125	95	5	9
Net foreign exchange losses (gains) (b)	103	(4)	(34)	67
Transaction costs	3	5	—	1
Business optimization expenses (c)	77	100	13	20
Non-cash stock-based compensation expense (d)	58	61	11	14
Other non-cash charges (e)	121	31	2	7
Bona fide joint venture income (f)	(26)	(4)	(7)	(4)
Pro forma impact of cost savings initiatives and specified transactions (g)	214	101	34	9
Adjusted EBITDA	$1,854	$1,467	$428	$317
Senior Secured Indebtedness (f, h)	$3,447
Leverage Ratio (i)	1.86x
______________________________________
(a)Reflects severance costs and other restructuring related expenses, including those related to the Company’s restructuring plans.
(b)Reflects unrealized losses (gains) due to foreign exchange on our Euro-denominated debt, losses (gains) from foreign currency forward exchange contracts and intercompany transactions.
(c)Reflects costs associated with our transformation initiatives and technology system updates, which includes costs of $12 million and $60 million related to our finance transformation for the three and twelve months ended March 31, 2026, respectively, as well as $18 million and $73 million for the three and twelve months ended March 31, 2025, respectively.
(d)Reflects non-cash stock-based compensation expense related to the Omnibus Incentive Plan.
(e)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market adjustment of equity investments, investment losses (gains) and non-cash impairment losses resulting from the Company’s restructuring plans as well as an additional impairment charge of $2 million in the quarter for long-lived assets associated with EMP, which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025.
(f)Tempo Music and Beethoven are both bona fide joint ventures, and are therefore excluded from the calculation of net income and Adjusted EBITDA. Similarly, the Asset-Based Notes issued by a subsidiary of Tempo Music and the Beethoven Credit Facility are not included in our indebtedness for purposes of calculating the Leverage Ratio.
(g)Reflects expected savings resulting from transformation initiatives, including the 2025 Restructuring Plan, the 2024 Strategic Restructuring Plan, and the 2023 Restructuring Plan, as well as the pro forma impact of certain specified transactions for the three and twelve months ended March 31, 2026.
(h)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $4.051 billion less cash of $600 million, which excludes cash and debt held at Tempo Music and Beethoven, which are both bona fide joint ventures.
(i)Reflects the ratio of Total Indebtedness, including Revolving Credit Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of March 31, 2026 not exceeding $600 million in accordance with the Credit Agreement. During a collateral suspension period, whether or not there are any Tranche A Term Loans outstanding, Total Indebtedness to EBITDA Ratio may not exceed 4.00:1.00. Other than during a collateral suspension period, so long as the Tranche A Term Loans are outstanding, Senior Secured Indebtedness to EBITDA Ratio may not exceed 5.00:1.00. Other than during a collateral suspension period, and if no Tranche A Term Loans are outstanding, and only if the outstanding aggregate principal amount of borrowings under the Revolving Credit Facility and drawings under letters of credit which have not been reimbursed under the Revolving Credit Facility is greater than $140 million at the end of a fiscal quarter, Senior Secured Indebtedness to EBITDA Ratio may not exceed 5.00:1.00.
Summary
Management believes that funds generated from our operations and borrowings under the Revolving Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and the Tranche A Term Loans. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital formats in the recorded music and music publishing industries. It could also be affected by the severity and duration of geopolitical conflicts or natural or man-made disasters, including pandemics. We and our affiliates continue to evaluate opportunities to, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire Acquisition Corp.’s outstanding debt or debt securities or repurchase our outstanding equity securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, we may seek to refinance the Credit Agreement or our outstanding debt or debt securities with existing cash and/or with funds provided from additional borrowings.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2025, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2026, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2025.
Foreign Currency Risk
Within our global business operations, we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Mexican Peso, Norwegian krone, and Polish Zloty and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset fluctuations in the Euro. As of March 31, 2026, the Company had outstanding foreign currency forward exchange contracts for the sale of $591 million and the purchase of $327 million of foreign currencies at fixed rates. Subsequent to March 31, 2026, certain of our foreign exchange contracts expired and were not replaced.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2026, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $26 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are used to manage foreign currency exchange rate risk, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $4.749 billion of principal debt outstanding at March 31, 2026, of which $1.682 billion was variable-rate debt and $3.067 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At March 31, 2026, 65% of the Company’s debt was at a fixed rate. In addition, as of March 31, 2026, we have the option under our floating rate loans under the Senior Term Loan Facility to select a one, three or six month Term SOFR.
Based on the level of interest rates prevailing at March 31, 2026, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $4.574 billion. Further, as of March 31, 2026, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $26 million or increase the fair value of the fixed-rate debt by approximately $27 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting that occurred during the three and six months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, certain risk factors should be considered carefully in evaluating our business. A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and the risk set forth in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s Class A common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2026	—	$—	—	$—
February 2026	750,500	29.32	750,500	37
March 2026	—	—	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
On May 5, 2026, Beethoven Financing 1, LLC (the “Initial Borrower”), a Delaware limited liability company and an indirect subsidiary of the Company entered into an amendment (the “Credit Agreement Amendment”) to the Credit and Security Agreement dated as of June 29, 2025 (as amended from time to time, the “Beethoven Credit Agreement”) among the Initial Borrower, as borrower, the additional borrowers from time to time party thereto (together with the Initial Borrower, the “Borrowers”), Beethoven Holdings 1, LLC, a Delaware limited liability company, as guarantor, the additional guarantors from time to time party thereto, each of the commercial paper conduits from time to time party thereto (the “Conduit Lenders”), each of the financial institutions from time to time party thereto as committed lenders (the “Committed Lenders” and, together with the Conduit Lenders, the “Lenders”), the conduit managing agents from time to time party thereto, The Bank of New York Mellon, as administrative agent for the Lenders, The Bank of New York Mellon, as collateral agent for the Secured Parties (as defined in the Beethoven Credit Agreement) and The Bank of New York Mellon, as calculation agent.
Pursuant to the Credit Agreement Amendment, the Lenders have agreed to increase the aggregate commitments under the Beethoven Credit Agreement from $500 million to $750 million. The Credit Agreement Amendment also provides that, subject to the consent of the Lenders, the Borrowers may further increase the size of the facility up to an aggregate commitment of $950 million.
The foregoing description of the Credit Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the Credit Agreement Amendment, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
On May 6, 2026, the Company entered into an amendment to the employment agreement (the “Employment Agreement Amendment”) with Armin Zerza, pursuant to which he will be appointed Chief Operating Officer and Chief Financial Officer of the Company, effective May 8, 2026. All other terms of Mr. Zerza’s employment remain unchanged from their previously disclosed terms.
Prior to the Employment Agreement Amendment, Mr. Zerza, age 56, was the Executive Vice President and Chief Financial Officer of the Company since May 2025. Prior to joining the Company, beginning in 2015, Mr. Zerza served as CFO and then COO of Blizzard Entertainment and as Chief Commercial Officer and then CFO of Activision Blizzard. Beginning in 2004, Mr. Zerza served successively as Director, Mergers & Acquisitions, CFO, Europe Baby Care and CFO, Latin America for Procter & Gamble. Mr. Zerza holds a master’s degree in economics and commerce from the Vienna University of Economics and Business. There are no family relationships between Mr. Zerza and any director or executive officer of the Company, and no arrangements or understandings between Mr. Zerza and any other person pursuant to which he was selected as Chief Operating Officer and Chief Financial Officer. Mr. Zerza is not a party to any current or proposed transaction with the Company for which disclosure is required under Item 404(a) of Regulation S-K.
The foregoing description of the Employment Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the Employment Agreement Amendment, a copy of which will be filed with the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2026.

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

Exhibit Number	Exhibit Description
10.1*	First Amendment to Master Operations and Economics Agreement, dated February 4, 2026 among WMGCo, BainCo and certain affiliates of the foregoing parties.
10.2***	Credit Agreement, dated as of March 11, 2026, among WMG Acquisition Corp., as borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
***    Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 11, 2026 (File No. 001-32502).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 7, 2026

WARNER MUSIC GROUP CORP.

By:	/s/ ROBERT KYNCL
Name: Title:	Robert Kyncl Chief Executive Officer (Principal Executive Officer)

By:	/s/ ARMIN ZERZA
Name: Title:	Armin Zerza Chief Financial Officer (Principal Financial Officer)