Form 10-Q
period 2026-06-30
Warner Music Group Corp.
filed 2026-08-05
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of July 31, 2026, there were 147,729,456 shares of Class A Common Stock and 375,380,313 shares of Class B Common Stock of the registrant outstanding.

WARNER MUSIC GROUP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Warner Music Group Corp.
Condensed Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	June 30, 2026	September 30, 2025
Assets
Current assets:
Cash and equivalents	$618	$532
Accounts receivable, net of allowances of $27 million and $27 million	1,607	1,340
Inventories	69	62
Royalty advances expected to be recouped within one year	671	581
Assets held for sale	68	89
Prepaid and other current assets	227	166
Total current assets	3,260	2,770
Royalty advances expected to be recouped after one year	1,118	1,079
Property, plant and equipment, net of accumulated depreciation of $777 million and $701 million	416	441
Operating lease right-of-use assets, net	163	189
Goodwill	2,126	2,061
Intangible assets subject to amortization, net	3,098	2,725
Intangible assets not subject to amortization	153	154
Deferred tax assets, net	58	111
Other assets	335	299
Total assets	$10,727	$9,829
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Accounts payable	$354	$257
Accrued royalties	3,030	2,740
Accrued liabilities	494	666
Accrued interest	40	31
Operating lease liabilities, current	44	43
Deferred revenue	330	286
Liabilities held for sale	39	49
Other current liabilities	112	129
Total current liabilities	4,443	4,201
Acquisition Corp. long-term debt	4,044	4,063
Other long-term debt	666	302
Operating lease liabilities, noncurrent	165	200
Deferred tax liabilities, net	184	164
Other noncurrent liabilities	139	142
Total liabilities	$9,641	$9,072
Redeemable noncontrolling interest	133	—
Equity:
Class A common stock, $0.001 par value; 1,000,000 shares authorized, 147,729 and 146,906 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	$—	$—
Class B common stock, $0.001 par value; 1,000,000 shares authorized, 375,380 issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	1	1
Additional paid-in capital	2,141	2,166
Accumulated deficit	(1,068)	(1,331)
Accumulated other comprehensive loss, net	(220)	(189)
Total Warner Music Group Corp. equity	854	647
Noncontrolling interest	99	110
Total equity	953	757
Total liabilities, redeemable noncontrolling interest and equity	$10,727	$9,829
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,864	$1,689	$5,436	$4,839
Costs and expenses:
Cost of revenue	(1,010)	(913)	(2,927)	(2,598)
Selling, general and administrative expenses (a)	(464)	(471)	(1,382)	(1,395)
Restructuring and impairments	(7)	(69)	(47)	(109)
Amortization expense	(78)	(67)	(218)	(186)
Total costs and expenses	(1,559)	(1,520)	(4,574)	(4,288)
Net loss on divestitures	—	—	(5)	—
Operating income	305	169	857	551
Loss on extinguishment of debt	—	—	(7)	—
Interest expense, net	(49)	(43)	(135)	(119)
Other income (expense)	11	(137)	52	(48)
Income (loss) before income taxes	267	(11)	767	384
Income tax expense	(67)	(5)	(211)	(123)
Net income (loss)	200	(16)	556	261
Less: (Income) loss attributable to noncontrolling interest	4	—	7	(5)
Net income (loss) attributable to Warner Music Group Corp.	$204	$(16)	$563	$256

Net income per share attributable to common stockholders:
Class A – Basic	$0.39	$(0.03)	$1.07	$0.49
Class A – Diluted	$0.38	$(0.03)	$1.05	$0.49
Class B – Basic	$0.39	$(0.03)	$1.07	$0.49
Class B – Diluted	$0.39	$(0.03)	$1.06	$0.49
Weighted average common shares:
Class A – Basic	146,297	145,878	146,542	144,623
Class A – Diluted	149,036	145,878	149,288	144,623
Class B – Basic and Diluted	375,380	375,380	375,380	375,380

(a) Includes depreciation expense:	$(33)	$(29)	$(95)	$(86)

See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$200	$(16)	$556	$261
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	5	118	(31)	73
Other comprehensive income (loss), net of tax	5	118	(31)	73
Total comprehensive income	205	102	525	334
Less: (Income) loss attributable to noncontrolling interest	4	—	7	(5)
Comprehensive income attributable to Warner Music Group Corp.	$209	$102	$532	$329
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$556	$261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313	272
Unrealized losses and remeasurement of foreign-denominated loans and foreign currency forward exchange contracts	(41)	84
Deferred income taxes	70	7
Loss on extinguishment of debt	7	—
Net loss (gain) on investments	(2)	(27)
Net loss on divestitures	5	—
Non-cash interest expense	6	4
Non-cash stock-based compensation expense	33	43
Non-cash impairments	14	102
Remeasurement of share-settled liability	5	—
Remeasurement of redeemable noncontrolling interest	1	—
Changes in operating assets and liabilities:
Accounts receivable, net	(268)	(21)
Inventories	2	—
Royalty advances	(129)	(295)
Accounts payable and accrued liabilities	(126)	(191)
Royalty payables	298	246
Accrued interest	8	15
Operating lease liabilities	(8)	(12)
Deferred revenue	43	24
Income taxes payable	(42)	(37)
Other balance sheet changes, net	(37)	(28)
Net cash provided by operating activities	708	447
Cash flows from investing activities
Acquisition of music publishing rights and music catalogs	(505)	(152)
Capital expenditures	(75)	(111)
Investments and acquisitions of businesses, net of cash received	(106)	(46)
Proceeds from the sale of investments	2	36
Proceeds from divestitures	10	—
Net cash used in investing activities	(674)	(273)
Cash flows from financing activities
Proceeds from Senior Term Loan A Facility	1,295	—
Repayment of Senior Term Loan B Facility	(1,295)	—
Proceeds from Beethoven Credit Agreement	370	—
Deferred financing costs paid	(14)	—
Repayment of Term Loan Mortgage	(1)	(1)
Distribution to noncontrolling interest holders	(9)	(8)
Contributions from redeemable noncontrolling interest holder	135	—
Dividends paid	(300)	(283)
Payment of deferred consideration	(47)	(23)
Taxes paid related to net share settlement of restricted stock units and common stock	(27)	(19)
Common stock repurchased and retired	(48)	(3)
Other financing activity	—	(7)
Net cash provided by (used in) financing activities	59	(344)
Effect of exchange rate changes on cash and equivalents	(1)	3
Effect of change in cash balances classified as assets held for sale	(6)	—
Net increase (decrease) in cash and equivalents	86	(167)
Cash and equivalents at beginning of period	532	694
Cash and equivalents at end of period	$618	$527
See accompanying notes

Warner Music Group Corp.
Condensed Consolidated Statements of Equity
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

Nine Months Ended June 30, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest

	Shares	Value	Shares	Value
Balance at September 30, 2025	146,906	$—	375,380	$1	$2,166	$(1,331)	$(189)	$647	$110	$757	$—
Net income	—	—	—	—	—	563	—	563	(2)	561	(5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)	—	(31)	—
Dividends ($0.57 per share)	—	—	—	—	—	(300)	—	(300)	—	(300)	—
Stock-based compensation expense	—	—	—	—	33	—	—	33	—	33	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(9)	(9)	—
Vesting of restricted stock units, net of shares withheld for employee taxes	1,031	—	—	—	(27)	—	—	(27)	—	(27)	—
Common shares repurchased and retired	(1,671)	—	—	—	(48)	—	—	(48)	—	(48)	—
Redemption of noncontrolling interests	—	—	—	—	10	—	—	10	—	10	—
Acquisition consideration common shares issued	298	—	—	—	9	—	—	9	—	9	—
Restricted common shares issued	1,165	—	—	—	—	—	—	—	—	—	—
Remeasurement of redeemable noncontrolling interest	—	—	—	—	(2)	—	—	(2)	—	(2)	3
Contributions from redeemable non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	135
Balance at June 30, 2026	147,729	$—	375,380	$1	$2,141	$(1,068)	$(220)	$854	$99	$953	$133

Three Months Ended June 30, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest

	Shares	Value	Shares	Value
Balance at March 31, 2026	146,235	$—	375,380	$1	$2,134	$(1,172)	$(225)	$738	$101	$839	$133
Net income	—	—	—	—	—	204	—	204	—	204	(4)
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5	—	5	—
Dividends ($0.19 per share)	—	—	—	—	—	(100)	—	(100)	—	(100)	—
Stock-based compensation expense	—	—	—	—	2	—	—	2	—	2	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2)	(2)	—
Vesting of restricted stock units, net of shares withheld for employee taxes	31	—	—	—	(1)	—	—	(1)	—	(1)	—
Redemption of noncontrolling interests	—	—	—	—	(1)	—	—	(1)	—	(1)	—
Acquisition consideration common shares issued	298	—	—	—	9	—	—	9	—	9	—
Restricted common shares issued	1,165	—	—	—	—	—	—	—	—	—	—
Remeasurement of redeemable noncontrolling interest	—	—	—	—	(2)	—	—	(2)	—	(2)	3
Contributions from redeemable non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	1
Balance at June 30, 2026	147,729	$—	375,380	$1	$2,141	$(1,068)	$(220)	$854	$99	$953	$133

Nine Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest

	Shares	Value	Shares	Value
Balance at September 30, 2024	142,559	$—	375,380	$1	$2,077	$(1,313)	$(247)	$518	$157	$675	$—
Net income	—	—	—	—	—	256	—	256	5	261	—
Other comprehensive income, net of tax	—	—	—	—	—	—	73	73	—	73	—
Dividends ($0.54 per share)	—	—	—	—	—	(283)	—	(283)	—	(283)	—
Stock-based compensation expense	—	—	—	—	49	—	—	49	—	49	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(8)	(8)	—
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	74	74	—
Vesting of restricted stock units, net of shares withheld for employee taxes	801	—	—	—	(19)	—	—	(19)	—	(19)	—
Shares issued under the Plan	2,607	—	—	—	—	—	—	—	—	—	—
Common shares repurchased and retired	(80)	—	—	—	(3)	—	—	(3)	—	(3)	—
Other	—	—	—	—	(2)	—	—	(2)	(5)	(7)	—
Balance at June 30, 2025	145,887	$—	375,380	$1	$2,102	$(1,340)	$(174)	$589	$223	$812	$—

Three Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest

	Shares	Value	Shares	Value
Balance at March 31, 2025	145,032	$—	375,380	$1	$2,088	$(1,230)	$(292)	$567	$223	$790	$—
Net loss	—	—	—	—	—	(16)	—	(16)	—	(16)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	118	118	—	118	—
Dividends ($0.18 per share)	—	—	—	—	—	(94)	—	(94)	—	(94)	—
Stock-based compensation expense	—	—	—	—	15	—	—	15	—	15	—
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld for employee taxes	6	—	—	—	—	—	—	—	—	—	—
Shares issued under the Plan	869	—	—	—	—	—	—	—	—	—	—
Common shares repurchased and retired	(20)	—	—	—	(1)	—	—	(1)	—	(1)	—
Balance at June 30, 2025	145,887	$—	375,380	$1	$2,102	$(1,340)	$(174)	$589	$223	$812	$—
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026.
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
As of June 30, 2026 and September 30, 2025, there were approximately $61 million and $65 million of assets, respectively, related to variable interest entities (“VIEs”) included in our condensed consolidated balance sheets. As of both June 30, 2026 and September 30, 2025, there was approximately $2 million of liabilities related to VIEs included in our condensed consolidated balance sheets.
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
In September 2025, the FASB issued ASU 2025-06, Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendment aligns internal-use software capitalization practices with agile development methodologies and an external-use software model by introducing updated capitalization criteria and removing existing project staging guidance. The amendments in this ASU are effective for our fiscal year ending September 30, 2029. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements.
3. Earnings per Share
The Company utilizes the two-class method to report earnings per share. Basic earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares for each class of stock. Diluted earnings per share is computed by dividing net income available to each class of stock, less earnings available to participating securities, divided by the weighted average number of outstanding common shares, plus potentially dilutive common shares, which is calculated using the treasury-stock method. The potentially dilutive common shares had a dilutive effect on the Company’s EPS calculation for the three and nine months ended June 30, 2026 and 2025.
The following table sets forth the calculation of basic and diluted net income per common share under the two-class method for the three and nine months ended June 30, 2026 and 2025 (in millions, except share amounts, which are reflected in thousands, and per share data):

	Three Months Ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
Numerator
Net income (loss) attributable to Warner Music Group Corp.	$58	$146	$(4)	$(12)
Less: Net loss (income) attributable to participating securities (a)	(2)	—	—	—
Net income (loss) attributable to common stockholders - Basic	$56	$146	$(4)	$(12)
Less: Net loss (income) attributable to shares to be issued on redemption of noncontrolling interests	—	(1)	—	—
Net income (loss) attributable to common stockholders - Diluted	$56	$145	$(4)	$(12)
Denominator
Weighted average shares outstanding - Basic	146,297	375,380	145,878	375,380
Shares to be issued on redemption of noncontrolling interests	2,739	—	—	—
Weighted average shares outstanding - Diluted	149,036	375,380	145,878	375,380

Earnings Per Share - Basic	$0.39	$0.39	$(0.03)	$(0.03)
Earnings Per Share - Diluted	$0.38	$0.39	$(0.03)	$(0.03)

	Nine Months Ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
Numerator
Net income (loss) attributable to Warner Music Group Corp.	$162	$401	$73	$183
Less: Net loss (income) attributable to participating securities (a)	(6)	—	(3)	—
Net income (loss) attributable to common stockholders - Basic	$156	$401	$70	$183
Less: Net loss (income) attributable to shares to be issued on redemption of noncontrolling interests	(1)	(3)	—	—
Net income (loss) attributable to common stockholders - Diluted	$155	$398	$70	$183
Denominator
Weighted average shares outstanding - Basic	146,542	375,380	144,623	375,380
Shares to be issued on redemption of noncontrolling interests	2,746	—	—	—
Weighted average shares outstanding - Diluted	149,288	375,380	144,623	375,380

Earnings Per Share - Basic	$1.07	$1.07	$0.49	$0.49
Earnings Per Share - Diluted	$1.05	$1.06	$0.49	$0.49
______________________________________
(a)Participating securities include unvested restricted stock units, which include the right to receive non-forfeitable dividend equivalents. Participating securities are not contractually obligated to share in losses.

4. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue consists of the following categories, which aggregate into the segments – Recorded Music and Music Publishing:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenue by Type
Digital	$1,016	$929	$2,967	$2,643
Physical	137	119	426	397
Total digital and physical	1,153	1,048	3,393	3,040
Artist services and expanded-rights	224	195	619	508
Licensing	111	111	336	326
Total Recorded Music	1,488	1,354	4,348	3,874
Performance	59	58	181	167
Digital	235	204	674	599
Mechanical	19	16	54	46
Synchronization	60	54	170	142
Other	4	4	13	15
Total Music Publishing	377	336	1,092	969
Intersegment eliminations	(1)	(1)	(4)	(4)
Total revenues	$1,864	$1,689	$5,436	$4,839
Revenue by geographical location
U.S. Recorded Music	$587	$536	$1,729	$1,565
U.S. Music Publishing	194	186	562	520
Total U.S.	781	722	2,291	2,085
International Recorded Music	901	818	2,619	2,309
International Music Publishing	183	150	530	449
Total international	1,084	968	3,149	2,758
Intersegment eliminations	(1)	(1)	(4)	(4)
Total revenues	$1,864	$1,689	$5,436	$4,839
Sales Returns and Uncollectible Accounts
Based on management’s analysis of sales returns, refund liabilities of $16 million and $17 million were established at June 30, 2026 and September 30, 2025, respectively.
Based on management’s analysis of estimated credit losses, reserves of $27 million were established at both June 30, 2026 and September 30, 2025.
Deferred Revenue
Deferred revenue increased by $663 million during the nine months ended June 30, 2026 related to cash received from customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period. Revenues of $230 million were recognized during the nine months ended June 30, 2026 related to the balance of deferred revenue at September 30, 2025. There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
For the three months ended June 30, 2026 and June 30, 2025, the Company recognized revenue of $9 million and $10 million, respectively, from performance obligations satisfied in previous periods. For the nine months ended June 30, 2026 and June 30, 2025, the Company recognized revenue of $47 million and $67 million, respectively, from performance obligations satisfied in previous periods.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2026 are as follows:

	Rest of FY26	FY27	FY28	Thereafter	Total
	(in millions)
Remaining performance obligations	$148	$420	$172	$43	$783
Total	$148	$420	$172	$43	$783
5. Comprehensive Income
Comprehensive income, which is reported in the accompanying condensed consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses and minimum pension liabilities. The following summary sets forth the changes in the components of accumulated other comprehensive loss.

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss, net
	(in millions)
Balances at September 30, 2024	$(244)	$(3)	$(247)
Other comprehensive income	73	—	73
Balances at June 30, 2025	$(171)	$(3)	$(174)

Balances at September 30, 2025	$(188)	$(1)	$(189)
Other comprehensive loss	(31)	—	(31)
Balances at June 30, 2026	$(219)	$(1)	$(220)
______________________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.
6. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balances at September 30, 2025	$1,597	$464	$2,061
Acquisitions	76	—	76
Other adjustments (a)	(11)	—	(11)
Balances at June 30, 2026	$1,662	$464	$2,126
______________________________________
(a)Other adjustments during the nine months ended June 30, 2026 represent foreign currency movements.
The increase in goodwill during the nine months ended June 30, 2026 is primarily driven by strategic business acquisitions within our Recorded Music segment. The Company performs its annual goodwill impairment test in accordance with ASC 350, Intangibles—Goodwill and Other, during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

Intangible Assets
Intangible assets consist of the following:

	Weighted-Average Useful Life	June 30, 2026	September 30, 2025
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	14 years	$2,246	$1,799
Music publishing copyrights	23 years	2,792	2,692
Artist and songwriter contracts	13 years	1,127	1,137
Trademarks	16 years	31	29
Other intangible assets	6 years	76	58
Total gross intangible assets subject to amortization		6,272	5,715
Accumulated amortization		(3,174)	(2,990)
Total net intangible assets subject to amortization		3,098	2,725
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	153	154
Total net intangible assets		$3,251	$2,879

The increase in net intangible assets during the nine months ended June 30, 2026 is primarily related to the acquisitions of recorded music catalogs and music publishing copyrights for approximately $403 million through the Beethoven joint venture. See Note 7 and Note 11 for additional information regarding the structure and activities of the joint venture.
7. Debt
Debt Capitalization
As of June 30, 2026, our long-term debt consists of the following:

	June 30, 2026	September 30, 2025
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan A Facility due 2031 (b)	1,295	—
Senior Term Loan B Facility due 2031 (b)	—	1,295
2.750% Senior Secured Notes due 2028	371	381
3.750% Senior Secured Notes due 2029	540	540
3.875% Senior Secured Notes due 2030	535	535
2.250% Senior Secured Notes due 2031	508	522
3.000% Senior Secured Notes due 2031	800	800
Mortgage Term Loan due 2033	16	17
Total debt, including the current portion	4,065	4,090
Premium less unamortized discount and unamortized DFCs	(21)	(27)
Total Acquisition Corp. long-term debt, including the current portion, net	$4,044	$4,063
Beethoven Credit Agreement (c)	370	—
Tempo Asset-Based Notes due 2050 (d)	311	311
Unamortized discount and unamortized DFCs	(15)	(9)
Total other long-term debt, including the current portion, net	$666	$302
Total long-term debt, including the current portion, net	$4,710	$4,365
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility with no letters of credit outstanding at June 30, 2026 and September 30, 2025. There were no loans outstanding under the Revolving Credit Facility as of June 30, 2026 and September 30, 2025.
(b)On March 11, 2026, Acquisition Corp. borrowed all of the Term Loan A Facility to repay all of the outstanding loans under the Term Loan B Facility.

(c)Reflects $750 million of commitments under the Beethoven Credit Agreement. There were $370 million in loans outstanding under the Beethoven Credit Agreement at June 30, 2026. Loans outstanding under the Beethoven Credit Agreement are secured only by certain music rights owned by Beethoven JV 1, LLC, a Delaware limited liability company (“Beethoven”), and are nonrecourse to the Company and its subsidiaries, other than Beethoven.
(d)The Tempo Asset-Based Notes due 2050 are secured only by certain music rights owned by Tempo Music Holdings, LLC (“Tempo Music”) and are nonrecourse to the Company and its subsidiaries, other than Tempo Music.
Acquisition Corp. Long-Term Debt
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. is party to and the borrower under a $1,295 million term loan A facility and a $350 million revolving facility, pursuant to an amended and restated credit agreement dated March 11, 2026 (the “Credit Agreement”), with JPMorgan Chase Bank NA, as administrative agent, and the other financial institutions and lenders from time to time party thereto. Additionally, as of June 30, 2026, Acquisition Corp. had issued and outstanding the 2.750% Senior Secured Notes due 2028, the 3.750% Senior Secured Notes due 2029, the 3.875% Senior Secured Notes due 2030, the 2.250% Senior Secured Notes due 2031 and the 3.000% Senior Secured Notes due 2031 (together, the “Acquisition Corp. Notes”).
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
The Company was in compliance with its covenants under its outstanding notes, the Revolving Credit Facility and the Tranche A Term Loans as of June 30, 2026.
Other Long-Term Debt
The Company holds approximately $311 million of asset-based securities due November 2050 (“Asset-Based Notes”) issued by a subsidiary of Tempo Music, which are secured only by certain music rights owned by Tempo Music and are nonrecourse to the Company and its subsidiaries, other than Tempo Music. These notes, which consist of multiple fixed rate tranches, will accrue at a fixed weighted average rate of 4.62% until November 30, 2027, with higher interest rates thereafter. Principal and interest are payable in equal semi-annual installments. As of June 30, 2026, Tempo Music is in compliance with the covenants under the Asset-Based Notes.
Additionally, WMG BC Holdco LLC (“WMGCo”), a wholly-owned indirect subsidiary of the Company, and BCSS W JV Investments (B), L.P. (“BainCo”), a wholly-owned indirect subsidiary of Bain Capital Special Situations, LP, operate Beethoven, which is party to a Credit and Security Agreement (the “Beethoven Credit Agreement”), dated as of June 29, 2025, with the Bank of New York Mellon, as administrative agent for the Lenders and as collateral agent for the Secured Parties (in each case, as defined in the Beethoven Credit Agreement) pursuant to which the Lenders have agreed to extend up to $500 million in commitment amounts to Beethoven Financing 1, LLC, a Delaware limited liability company and wholly-owned indirect subsidiary of Beethoven, as the initial borrower (the “Initial Borrower” and, together with each additional borrower from time to time party thereto, the “Borrowers”) (the “Beethoven Credit Facility”). The obligations of the Borrowers under the Beethoven Credit Agreement are (a) secured by the Borrowers with a first priority security interest in all of their respective assets and (b) guaranteed by Beethoven Holdings 1 LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Beethoven and the direct parent of the Initial Borrower, as the initial guarantor (together with the additional guarantors from time to time party thereto, the “Guarantors”) with a first priority security interest in all of the Guarantors’ respective assets. The advances under the Beethoven Credit Agreement shall bear interest at the rates described below under “—Interest Rates.” The Beethoven Credit Agreement contains customary affirmative and negative covenants for this type of facility, and the ability, subject to the consent of the Lenders, to increase the size of the facility to $750 million. There were $370 million of loans outstanding under the Beethoven Credit Agreement at June 30, 2026. As of June 30, 2026, the Initial Borrower is in compliance with the covenants under the Beethoven Credit Agreement. On May 5, 2026, the Lenders, pursuant to an amendment to the Beethoven Credit Agreement (the “Credit Agreement Amendment”), agreed to increase the aggregate commitments under the Beethoven Credit Agreement from $500 million to $750 million. The Credit Agreement Amendment also provides that, subject to the consent of the Lenders, the Borrowers may further increase the size of the facility up to an aggregate commitment of $950 million.

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
Fiscal 2026 Transactions
March 2026 Credit Agreement Amendment
On March 11, 2026, Acquisition Corp. entered into the Credit Agreement among Acquisition Corp., as borrower, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Credit Agreement amends and restates in its entirety the Credit Agreement, dated as of November 1, 2012, among Acquisition Corp., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, and incorporates, as amended and restated, the revolving credit facility provided under the Credit Agreement, dated as of January 31, 2018, among Acquisition Corp., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
The Credit Agreement provides for a $350 million revolving credit facility (the “Revolving Credit Facility”) and a $1,295 million term loan A facility (the “Tranche A Term Loans”). Subject to certain conditions, Acquisition Corp. may obtain increases in the commitments under the Revolving Credit Facility and incur incremental term loans. As of June 30, 2026, Acquisition Corp. had borrowed all of the Tranche A Term Loans to repay Acquisition Corp.’s term loan B facility. No amounts were drawn under the Revolving Credit Facility as of June 30, 2026.
In connection with the Credit Agreement, the Company recorded a loss on extinguishment of debt of approximately $7 million for the nine months ended June 30, 2026, which represents the unamortized balances of original issuance discounts and deferred financing costs. The use of proceeds from the $1,295 million Tranche A Term Loans has been presented in the accompanying consolidated statement of cash flows. The Company recognized deferred financing costs of $4 million associated with the amendment.
Interest Rates
The loans under the Credit Agreement bear interest at Acquisition Corp.’s election at a rate equal to (i) a forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable interest period (“SOFR”), subject to a zero floor, plus the applicable margin, or (ii) an alternative base rate (“ABR”), which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term SOFR (as defined in the Credit Agreement) plus 1.0% per annum, in each case, subject to a 1.00% floor plus the applicable margin. The applicable margin for the Tranche A Term Loans ranges from 1.250% to 1.625% per annum for SOFR loans and from 0.250% to 0.625% per annum for ABR loans, in each case based upon Acquisition Corp.’s issuer credit ratings. The applicable margin for borrowings under the Revolving Credit Facility ranges from 1.125% to 1.750% per annum for SOFR loans and 0.125% to 0.750% per annum for ABR loans, in each case based upon Acquisition Corp.’s issuer credit ratings.
Based on the Applicable Debt Rating of BBB- at June 30, 2026, the applicable margin for SOFR loans and risk-free rate loans would be 1.250%; the applicable margin for ABR loans would be 0.250% in the case of Initial Revolving Loans (as defined in the Credit Agreement); the applicable margin for SOFR loans and risk-free rate loans would be 1.375%; and the applicable margin for ABR loans would be 0.375% in the case of the Tranche A Term Loan. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.
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
The Company has entered into, and in the future may enter into, interest rate swaps and caps to manage interest rate risk. Under the Beethoven Credit Agreement, the Company maintains an interest rate cap agreement to manage its interest rate risk, capping a portion of the exposure at 4.445% for a two-year period. As of June 30, 2026, there are no interest rate swaps outstanding.
Maturity of Tranche A Term Loans
The loans outstanding under the Tranche A Term Loans mature on March 11, 2031.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is March 11, 2031.
Maturities of Senior Secured Notes
As of June 30, 2026, there are no scheduled maturities of notes until 2028, when $371 million is scheduled to mature. Thereafter, $2.694 billion is scheduled to mature.
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
Maturity of Tempo Asset-Based Notes
The maturity date of the Asset-Based Notes is November 30, 2050.
Maturity of Beethoven Credit Agreement
The maturity date of the Beethoven Credit Facility is June 29, 2030.
Interest Expense, net
Total interest expense, net was $49 million and $43 million for the three months ended June 30, 2026 and 2025, respectively, and $135 million and $119 million for the nine months ended June 30, 2026 and 2025, respectively. Interest expense, net includes interest expense related to our outstanding indebtedness of $46 million and $45 million for the three months ended June 30, 2026 and 2025, respectively, and $136 million and $132 million for the nine months ended June 30, 2026 and 2025, respectively. The weighted-average interest rate of the Company’s total debt was 4.0% at June 30, 2026, 4.1% at September 30, 2025, and 4.1% at June 30, 2025.
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

For the three months ended June 30, 2026, total severance and other termination costs recorded in connection with the 2025 Restructuring Plan were $4 million, of which $3 million of expense was recognized in our Recorded Music segment and $1 million was recognized in Corporate. For the nine months ended June 30, 2026, total severance and other termination costs recorded in connection with the 2025 Restructuring Plan were $34 million, of which $21 million of expense was recognized in our Recorded Music segment and $13 million was recognized in Corporate. As of June 30, 2026, total cumulative restructuring and impairment charges recognized in connection with the 2025 Restructuring Plan were $152 million with $100 million of costs recognized in our Recorded Music segment, $5 million of costs recognized in our Music Publishing segment, and $47 million recognized in Corporate. These costs are composed of $124 million of severance costs and $28 million of non-cash impairment charges primarily related to impairments of operating lease right-of-use assets that are no longer in use and royalty advances based on operational changes in the intended use of these assets. There were no charges recognized under the 2025 Restructuring Plan for the three and nine months ended June 30, 2025.
The following table sets forth the activity for the nine months ended June 30, 2026 in the restructuring accrual associated with the 2025 Restructuring Plan included within accrued liabilities in the accompanying consolidated balance sheets:

Severance Costs
(in millions)
Balance at September 30, 2025	$85
Restructuring charges	34
Cash payments	(80)
Foreign currency movements	(1)
Balance at June 30, 2026	$38
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
As of June 30, 2026, total cumulative restructuring and impairment charges recognized in connection with the 2024 Strategic Restructuring Plan were $215 million with $206 million of costs recognized in our Recorded Music segment and $9 million recognized in Corporate. These costs are composed of $133 million of severance and other contract termination costs, of which $7 million was non-cash, and $82 million of non-cash impairment charges. There was a $1 million benefit recognized for the nine months ended June 30, 2026 related to the 2024 Strategic Restructuring Plan.
The below table sets forth the activity for the nine months ended June 30, 2026 in the restructuring accrual associated with the 2024 Strategic Restructuring Plan included within accrued liabilities in the accompanying condensed consolidated balance sheets.

	Severance Costs	Contract Termination Costs	Total
	(in millions)
Balance at September 30, 2025	$23	$7	$30
Restructuring charges	(1)	—	(1)
Cash payments	(16)	(6)	(22)
Balance at June 30, 2026	$6	$1	$7
Other Impairments
For the three and nine months ended June 30, 2026, the Company recognized an impairment charge of $3 million and $14 million, respectively, within the Recorded Music segment for long-lived assets associated with EMP Merchandising (“EMP”), which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025. Please refer to Note 15 for further discussion. For the three and nine months ended June 30, 2025, prior to its classification as held for sale, the Company recognized an impairment charge of $70 million within the Recorded Music segment for long-lived assets associated with EMP.

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
10. Equity
Stock-Based Compensation
The Company’s stock-based compensation plans are described in Note 13, “Equity,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Stock-based compensation consists primarily of common stock, restricted stock units (“RSUs”), deferred share units, stock options, and market-based performance share units (“PSUs”) granted to eligible employees and executives under the Omnibus Incentive Plan. For the three and nine months ended June 30, 2026, the Company recognized a total of $2 million and $33 million of non-cash stock-based compensation expense, respectively, all of which was recorded to additional paid-in capital. For the three months ended June 30, 2025, the Company recognized a total of $16 million of non-cash stock-based compensation expense, of which $15 million was recorded to additional paid-in capital and $1 million was recorded as a share-based compensation liability. For the nine months ended June 30, 2025, the Company recognized a total of $43 million of non-cash stock-based compensation expense, of which $42 million was recorded to additional paid-in capital and $1 million was recorded as a share-based compensation liability.
Common Stock
During the three and nine months ended June 30, 2026, the Company satisfied the vesting of PSUs and RSUs by issuing 31,575 and 1,030,956 shares, respectively, of Class A Common Stock under the Omnibus Incentive Plan, which is net of shares used to settle employee income tax obligations.
During the three and nine months ended June 30, 2026, the Company completed a strategic business acquisition whereby the Company issued 1,462,666 restricted common shares. Of this total, 298,116 shares were recognized as acquisition consideration which resulted in an increase in additional paid-in capital of $9 million. The remaining 1,164,550 shares will be recognized as post-combination compensation expense as the applicable vesting conditions are met.
Share Repurchase Program
On November 14, 2024, the Company’s board of directors authorized a $100 million share repurchase program (the “Share Repurchase Program”), which is intended to offset dilution from the Omnibus Incentive Plan. Under this authorization, the Company may, from time to time, purchase shares of its Class A Common Stock through open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, tender offers or otherwise, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The $100 million share repurchase authorization does not obligate the Company to purchase any shares and the Share Repurchase Program does not have a fixed expiration date. The Company may enter into a pre-arranged stock trading plan in accordance with the guidelines specified under Rule 10b5-1 to effectuate all or a portion of the Share Repurchase Program. The Company expects to finance any repurchases from a combination of cash on hand and cash provided by operating activities. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to our results of operations, financial condition, liquidity and other factors. The authorization for the Share Repurchase Program may be suspended, terminated, increased or decreased by the Company’s board of directors at any time.
The following table summarizes our total share repurchases and retirement under the Share Repurchase Program during the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
Share Repurchase Type	2026	2025	2026	2025
Number of shares repurchased	—	20,000	1,670,500	80,383
Amount (in millions)	$—	$1	$48	$3

11. Redeemable Noncontrolling Interest
As of June 30, 2026, the redeemable noncontrolling interests (“RNCI”) consist of interests in Beethoven, a consolidated subsidiary. The Company consolidates Beethoven based on its controlling financial interest of the joint venture through the Company's majority representation on the board. BainCo, the noncontrolling interest holder in Beethoven, has a 50% ownership share and is entitled to receive 50% of the required quarterly distributions made by the joint venture from available cash. For distributions resulting from a liquidity event, including the sale of the joint venture, an initial public offering, or other liquidity event as defined in the Master Operations and Economics Agreement, the noncontrolling interest holder is entitled to proceeds from such event until its contributed capital is returned with an annualized return of 8%, subject to certain adjustments, after which the Company will receive distributions for an equal amount, with any additional amounts distributed equally.
Beginning on the sixth anniversary of formation, the noncontrolling interest holder has an exit right, that upon providing notice, the Company has the option to acquire the noncontrolling interest holder’s interest for a price negotiated with the noncontrolling interest holder or otherwise determined by an independent fair market valuation, subject to certain adjustments, if elected. If not acquired by the Company, the noncontrolling interest holder can initiate and complete a sale of Beethoven or an initial public offering that includes the interests held by the Company. Beginning on the eighth anniversary, the Company will also have a similar exit right, that provides similar rights to negotiate the sale of the Company’s interests to the noncontrolling interest holder.
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
During the three and nine months ended June 30, 2026, redeemable noncontrolling interests included capital contributions of $1 million and $135 million, and net loss attributions of $4 million and $5 million, respectively. Following loss allocations, the interest was remeasured to its estimated redemption value as of June 30, 2026, resulting in a $3 million net increase to redeemable noncontrolling interest. This remeasurement resulted in expense recognized of $1 million in Other income (expense), net and an adjustment of $2 million to additional paid-in capital. As of June 30, 2026, the carrying value was $133 million.
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
12. Income Taxes
For the three and nine months ended June 30, 2026, the Company recorded an income tax expense of $67 million and $211 million, respectively. The income tax expense for the three months ended June 30, 2026 is higher than the expected tax expense at the statutory rate of 21% primarily due to foreign income taxed at rates higher than in the United States, including withholding taxes, and U.S. state and local taxes. These charges were partially offset by a tax benefit associated with change in prior year estimates. The income tax expense for the nine months ended June 30, 2026 is higher than the expected tax expense at the statutory rate of 21% primarily due to foreign income taxed at rates higher than the United States, including withholding taxes, U.S. state and local taxes, taxable gain on contribution to Beethoven JV, and non-deductible compensation under Internal Revenue Code (“IRC”) Section 162(m). These charges were partially offset with tax benefits associated with partial release of valuation allowance on EMP and change in prior year estimates.
For the three and nine months ended June 30, 2025, the Company recorded an income tax expense of $5 million and $123 million, respectively. The income tax expense for the three and nine months ended June 30, 2025 is higher than the expected tax expense at the statutory rate of 21% primarily due to foreign income taxed at rates higher than in the United States, including withholding taxes, non-deductible executive compensation under IRC Section 162(m), and the net impact of GILTI and foreign derived intangible income (“FDII”). These charges were partially offset by a tax benefit recognized on an impairment charge associated with certain of the Company’s non-core e-tailer operations. The income tax expense for the nine months ended June 30, 2025 is higher than the expected tax expense at the statutory rate of 21% primarily due to foreign income taxed at rates higher than in the United States, including withholding taxes, U.S. state and local taxes, non-deductible executive compensation under IRC Section

162(m), unrecognized tax benefit related to uncertain tax positions, and the net impact of GILTI and FDII. These charges were partially offset by tax benefits associated with Research and Development (“R&D”) credits and noncontrolling interest.
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2026 could decrease by up to approximately $1 million related to various ongoing audits and settlement discussions in various jurisdictions during the next twelve months.
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
As of June 30, 2026, the Company had outstanding foreign currency forward exchange contracts for the sale of $524 million and the purchase of $292 million of foreign currencies at fixed rates. As of September 30, 2025, the Company had outstanding foreign currency forward exchange contracts for the sale of $460 million and the purchase of $170 million of foreign currencies at fixed rates.
The Company recorded realized pre-tax losses of $4 million and unrealized pre-tax gains of $4 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the nine months ended June 30, 2026. The Company recorded realized pre-tax gains of $7 million and unrealized pre-tax losses of $5 million related to its foreign currency forward exchange contracts in the condensed consolidated statement of operations as other expense for the nine months ended June 30, 2025.
The following is a summary of amounts recorded in the consolidated balance sheets pertaining to the Company’s derivative instruments at June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
	(in millions)
Other Current Assets:
Foreign currency forward exchange contracts (a)	$5	$—
Other Noncurrent Assets:
Interest rate cap (b)	$1	$—
Other Current Liabilities:
Foreign currency forward exchange contracts (a)	$(1)	$(3)
______________________________________
(a)For June 30, 2026 includes $14 million and $10 million of foreign exchange derivative contracts in asset and liability positions, respectively, which net to $5 million of current assets and $1 million of current liabilities, respectively. For September 30, 2025 includes $3 million and $6 million of foreign exchange derivative contracts in asset and liability positions, respectively, which net to $0 million of current assets and $3 million of current liabilities, respectively.
(b)For June 30, 2026 includes $1 million of an interest rate cap in a noncurrent asset position for an interest rate cap that caps the interest rate on a portion of the Beethoven Debt at 4.445% for two years.

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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
June 30, 2026
Revenues	$1,488	$377	$(1)	$1,864
Cost of revenue	777	235	(2)	1,010
Selling and marketing expense	159	2	3	164
Distribution expense	36	—	—	36
General and administrative expense	141	34	89	264
Restructuring & Impairment	6	—	1	7
Amortization expense	43	35	—	78
Net loss on divestitures	—	—	—	—
Operating income (loss)	$326	$71	$(92)	$305
Loss on extinguishment of debt				—
Interest expense, net				49
Other expense, net				(11)
Income before income taxes				267
Depreciation expense (a)	10	2	21	33

June 30, 2025
Revenues	$1,354	$336	$(1)	$1,689
Cost of revenue	706	208	(1)	913
Selling and marketing expense	161	1	5	167
Distribution expense	22	—	—	22
General and administrative expense	162	33	87	282
Restructuring & Impairment	69	—	—	69
Amortization expense	33	34	—	67
Operating income (loss)	$201	$60	$(92)	$169
Interest expense, net				43
Other expense, net				137
Income before income taxes				(11)
Depreciation expense (a)	14	1	14	29
	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Nine Months Ended	(in millions)
June 30, 2026
Revenues	$4,348	$1,092	$(4)	$5,436
Cost of revenue	2,244	687	(4)	2,927
Selling and marketing expense	468	4	14	486

Distribution expense	97	—	—	97
General and administrative expense	448	100	251	799
Restructuring & Impairment	34	—	13	47
Amortization expense	114	104	—	218
Net loss on divestitures	—	—	5	5
Operating income (loss)	$943	$197	$(283)	$857
Loss on extinguishment of debt				7
Interest expense, net				135
Other expense, net				(52)
Income before income taxes				767
Depreciation expense (a)	32	3	60	95

June 30, 2025
Revenues	$3,874	$969	$(4)	$4,839
Cost of revenue	1,991	612	(5)	2,598
Selling and marketing expense	461	3	18	482
Distribution expense	71	—	—	71
General and administrative expense	503	98	241	842
Restructuring & Impairment	110	—	(1)	109
Amortization expense	96	89	1	186
Operating income (loss)	$642	$167	$(258)	$551
Interest expense, net				119
Other expense, net				48
Income before income taxes				384
Depreciation expense (a)	42	4	40	86
(a) Depreciation expense is a component of general and administrative expense.
15. Additional Financial Information
Supplemental Cash Flow Disclosures
The Company made interest payments of approximately $36 million and $43 million during the three months ended June 30, 2026 and 2025, respectively, and approximately $128 million and $114 million during the nine months ended June 30, 2026 and 2025, respectively. The Company paid approximately $53 million and $50 million of income and withholding taxes, net of refunds, for the three months ended June 30, 2026 and 2025, respectively, and approximately $179 million and $151 million of income and withholding taxes, net of refunds, for the nine months ended June 30, 2026 and 2025, respectively. Non-cash investing activities were approximately $87 million and primarily consist of deferred consideration for acquisitions of music publishing rights, music catalogs, and business combinations, equity issued for a strategic business combination (see Note 10), and the receipt of non-cash consideration during the nine months ended June 30, 2026 and $32 million primarily consisting of deferred consideration for acquisitions of music publishing rights, music catalogs, and business combinations during the nine months ended June 30, 2025.
Assets and Liabilities Held for Sale
In the fourth quarter of fiscal year 2025, the Company signed a non-binding letter of intent to sell its EMP business within our Recorded Music segment, which was classified as held for sale. The sale is expected to be completed by the end of the current fiscal year. Upon classification as held for sale, the business was measured at the lower of its carrying amount or its estimated fair value less costs to sell. For the three and nine months ended June 30, 2026, the Company recognized an impairment charge of $3 million and $14 million, respectively, within the Recorded Music segment for long-lived assets associated with EMP, which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025. The recoverable fair value was determined based on current market indicators.

The major classes of assets and liabilities of the business held for sale as of June 30, 2026 are as follows:

	June 30, 2026	September 30, 2025
	(in millions)	(in millions)
Cash	$9	$3
Inventories	39	50
Property, plant and equipment, net	11	20
Intangible assets subject to amortization, net	6	10
Other assets	3	6
Assets of business held for sale	$68	$89

Accounts payable and accrued liabilities	$26	$34
Other liabilities	13	15
Liabilities of business held for sale	$39	$49
Net Gain (Loss) on Divestitures
The Company recognized a pre-tax loss of $5 million during the nine months ended June 30, 2026 in connection with the divestiture of certain assets which have been reflected as a net loss (gain) on divestiture in the accompanying condensed consolidated statement of operations.
Net Gain on Sale of Investments
The Company recognized a pre-tax realized net gain of $29 million during the nine months ended June 30, 2025 in connection with the sale of an investment that has been presented within the Other income (expense) line of the accompanying condensed consolidated statement of operations.
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
On May 7, 2026, the Company’s board of directors declared a cash dividend of $0.19 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on June 2, 2026. The Company paid an aggregate of approximately $100 million and $300 million, or $0.19 and $0.57 per share, in cash dividends to stockholders and participating security holders for the three and nine months ended June 30, 2026, respectively.
On August 5, 2026, the Company’s board of directors declared a cash dividend of $0.20 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on September 1, 2026, to stockholders of record as of the close of business on August 20, 2026.

16. Fair Value Measurements
The following tables show the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2026 and September 30, 2025.

	Fair Value Measurements as of June 30, 2026
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign currency forward exchange contracts (a)	$—	$5	$—	$5
Other current liabilities:
Foreign currency forward exchange contracts (a)	$—	$(1)	$—	$(1)
Other noncurrent assets:
Interest rate cap (c)	—	1	—	1
Equity investments with readily determinable fair value (b)	$7	$—	$—	$7

	Fair Value Measurements as of September 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other current liabilities:
Foreign currency forward exchange contracts (a)	$—	$(3)	$—	$(3)
Other noncurrent assets:
Equity investment with readily determinable fair value (b)	$8	$—	$—	$8
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
(c)The fair value of the interest rate cap is based on market forward rates and volatility as of June 30, 2026.
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
Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three and nine months ended June 30, 2026 and recorded approximately $1 million and $4 million of impairment charges on these investments during the three and nine months ended June 30, 2025, respectively. In addition, there were no observable price change events that were completed during the three and nine months ended June 30, 2026 and 2025.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2026, the fair value of the Company’s debt was $4.609 billion. Based on the level of interest rates prevailing at September 30, 2025, the fair value of the Company’s debt was $4.270 billion. The fair value of the Company’s debt instruments is determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 (the “Quarterly Report”).
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
•Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2026 and June 30, 2025. This analysis is presented on both a consolidated and segment basis.
•Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2026 and June 30, 2025, as well as a discussion of our financial condition and liquidity as of June 30, 2026. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
Use of Adjusted OIBDA
We evaluate our operating performance based on several factors, including Adjusted OIBDA. We define Adjusted OIBDA as operating income (loss) adjusted to exclude the following items: (i) non-cash depreciation of tangible assets, (ii) non-cash amortization of intangible assets, (iii) non-cash stock-based compensation and other related expenses, (iv) gains or losses on divestitures, (v) expenses related to restructuring and transformation initiatives, which include costs associated with the Company’s financial transformation initiative to design and implement new information technology and upgrade our finance infrastructure, and (vi) executive transition costs. Items excluded are not viewed to contribute directly to management’s evaluation of operating results. We consider Adjusted OIBDA to be an important indicator of the operational strengths and performance of our businesses. However, a limitation of the use of Adjusted OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, Adjusted OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) attributable to Warner Music Group Corp. and other measures of financial performance reported in accordance with United States generally accepted accounting principles (“U.S. GAAP”). In addition, our definition of Adjusted OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated Adjusted OIBDA to operating income (loss) and net income (loss) attributable to Warner Music Group Corp. is provided in our “Results of Operations.”
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
For the three months ended June 30, 2026, total severance and other termination costs recorded in connection with the 2025 Restructuring Plan were $4 million, of which $3 million of expense was recognized in our Recorded Music segment and $1 million was recognized in Corporate. For the nine months ended June 30, 2026, total severance and other termination costs recorded in connection with the 2025 Restructuring Plan were $34 million, of which $21 million of expense was recognized in our Recorded Music segment and $13 million was recognized in Corporate. As of June 30, 2026, total cumulative restructuring and impairment charges recognized in connection with the 2025 Restructuring Plan were $152 million with $100 million of costs recognized in our Recorded Music segment, $5 million of costs recognized in our Music Publishing segment, and $47 million recognized in Corporate. These costs are composed of $124 million of severance costs and $28 million of non-cash impairment charges primarily related to impairments of operating lease right-of-use assets that are no longer in use and royalty advances based on operational changes in the intended use of these assets. There were no charges recognized under the 2025 Restructuring Plan for the three and nine months ended June 30, 2025.
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
The cost savings under the 2024 Strategic Restructuring Plan will be achieved through a combination of the disposal or winding down of non-core operations, continuing to manage overhead, sharpening focus, expanding shared services, and implementing previously disclosed expected operational efficiencies made possible by the Company’s financial transformation initiative. The Company allocated a majority of the cost savings to increase investment in the Company’s core Recorded Music and Music Publishing businesses, new skill sets and tech capabilities.
As of June 30, 2026, total cumulative restructuring and impairment charges recognized in connection with the 2024 Strategic Restructuring Plan were $215 million with $206 million of costs recognized in our Recorded Music segment and $9 million recognized in Corporate. These costs are composed of $133 million of severance and other contract termination costs, of which $7 million was non-cash, and $82 million of non-cash impairment charges. There was a $1 million benefit recognized for the nine months ended June 30, 2026 related to the 2024 Strategic Restructuring Plan.

Other Impairments
For the three and nine months ended June 30, 2026, the Company recognized an impairment charge of $3 million and $14 million, respectively, within the Recorded Music segment for long-lived assets associated with EMP, which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025. For the three and nine months ended June 30, 2025, prior to its classification as held for sale, the Company recognized an impairment charge of $70 million within the Recorded Music segment for long-lived assets associated with EMP.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Revenue by Type
Digital	$1,016	$929	$87	9%
Physical	137	119	18	15%
Total digital and physical	1,153	1,048	105	10%
Artist services and expanded-rights	224	195	29	15%
Licensing	111	111	—	—%
Total Recorded Music	1,488	1,354	134	10%
Performance	59	58	1	2%
Digital	235	204	31	15%
Mechanical	19	16	3	19%
Synchronization	60	54	6	11%
Other	4	4	—	—%
Total Music Publishing	377	336	41	12%
Intersegment eliminations	(1)	(1)	—	—%
Total revenues	$1,864	$1,689	$175	10%
Revenue by Geographical Location
U.S. Recorded Music	$587	$536	$51	10%
U.S. Music Publishing	194	186	8	4%
Total U.S.	781	722	59	8%
International Recorded Music	901	818	83	10%
International Music Publishing	183	150	33	22%
Total international	1,084	968	116	12%
Intersegment eliminations	(1)	(1)	—	—%
Total revenues	$1,864	$1,689	$175	10%
Total Revenues
Total revenues increased by $175 million, or 10%, to $1,864 million for the three months ended June 30, 2026 from $1,689 million for the three months ended June 30, 2025. Revenue growth was impacted by digital revenue from the settlement of certain copyright infringement cases of $16 million in the prior-year quarter (the “Copyright Settlement”). Recorded Music revenue growth was also unfavorably impacted by the BMG Termination, which resulted in $10 million less Recorded Music digital revenue compared to the prior-year quarter. Adjusted for these items, total revenues increased by $201 million, or 12%, which includes $16 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 80% and 20% of total revenue for each of the three months ended June 30, 2026 and June 30, 2025. Prior to intersegment eliminations, U.S. and international revenues represented 42% and 58% of total revenues for the three months ended June 30, 2026 and 43% and 57% of total revenues for the three months ended June 30, 2025.
Total digital revenues after intersegment eliminations increased by $119 million, or 11%, to $1,251 million for the three months ended June 30, 2026 from $1,132 million for the three months ended June 30, 2025. Total streaming revenue increased by $135 million, driven by growth in Recorded Music and Music Publishing. Total streaming revenue includes $15 million of favorable currency exchange fluctuations. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2026 were composed of U.S. revenues of $556 million and international revenues of $695 million, or 44% and 56% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2025 were composed of U.S. revenues of $535 million and international revenues of $598 million, or 47% and 53% of total digital revenues, respectively.

Recorded Music revenues increased by $134 million, or 10%, to $1,488 million for the three months ended June 30, 2026 from $1,354 million for the three months ended June 30, 2025. The increase includes $13 million of favorable currency exchange fluctuations. U.S. Recorded Music revenues were $587 million and $536 million, or 39% and 40% of consolidated Recorded Music revenues for each of the three months ended June 30, 2026 and June 30, 2025, respectively. International Recorded Music revenues were $901 million and $818 million, or 61% and 60%, of consolidated Recorded Music revenues for each of the three months ended June 30, 2026 and June 30, 2025, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights and physical revenues. Digital revenue increased by $87 million, or 9%, which includes a favorable impact of currency exchange fluctuations of $14 million, primarily due to growth in streaming revenue as a result of the continued growth in streaming services, including growth in subscription and ad-supported revenues. Adjusted for the impacts of the Copyright Settlement and BMG Termination in the prior-year quarter, digital revenue increased $113 million, or 13%. Revenue from streaming services increased by $106 million, or 12%, to $1,001 million for the three months ended June 30, 2026 from $895 million for the three months ended June 30, 2025. Adjusted for the impact of the BMG Termination in the prior-year quarter, Recorded Music streaming revenue increased $116 million, or 13%. Download and other digital revenues decreased by $19 million, or 56%, to $15 million for the three months ended June 30, 2026 from $34 million for the three months ended June 30, 2025, primarily due to the $16 million impact of the Copyright Settlement in the prior-year quarter. Artist services and expanded-rights revenue increased by $29 million, or 15%, due to higher concert promotion revenue primarily in Japan and higher merchandising revenue. Physical revenue increased by $18 million, or 15%, primarily driven by strong releases in the quarter as well as catalog and carryover success, partially offset by an unfavorable impact of foreign currency exchange rates of $2 million. Licensing revenue remained constant for each of the three months ended June 30, 2026 and June 30, 2025. Top sellers in the quarter included Bruno Mars, Don Toliver, sombr, Alex Warren and Madonna.
Music Publishing revenues increased by $41 million, or 12%, to $377 million for the three months ended June 30, 2026 from $336 million for the three months ended June 30, 2025. U.S. Music Publishing revenues were $194 million and $186 million, or 51% and 55% of consolidated Music Publishing revenues, for the three months ended June 30, 2026 and June 30, 2025, respectively. International Music Publishing revenues were $183 million and $150 million, or 49% and 45% of consolidated Music Publishing revenues, for the three months ended June 30, 2026 and June 30, 2025, respectively.
The overall increase in Music Publishing revenue was driven by increases in digital, synchronization, mechanical, and performance revenues. Digital revenue increased by $31 million, or 15%, driven by an increase in streaming revenue. Revenue from streaming services grew by $29 million, or 14%, to $231 million for the three months ended June 30, 2026 from $202 million for the three months ended June 30, 2025, driven by continued market growth and the impact of new deals and renewals. Synchronization revenue increased by $6 million, or 11%, attributable to an increase in other copyright infringement settlements of approximately $6 million, and a favorable impact of foreign currency exchange rates of $2 million. Mechanical revenue increased by $3 million, or 19%, driven by the timing of distributions. Performance revenue increased by $1 million, or 2%, which includes a favorable impact of foreign currency exchange rates of $2 million.
Revenue by Geographical Location
U.S. revenue increased by $59 million, or 8%, to $781 million for the three months ended June 30, 2026 from $722 million for the three months ended June 30, 2025. U.S. Recorded Music revenue increased by $51 million, or 10%. U.S. Recorded Music digital revenue increased by $14 million, or 3%, driven by higher streaming revenue of $31 million, or 8%, partially offset by the impacts of the Copyright Settlement of $16 million and the BMG Termination of $7 million in the prior-year quarter. U.S. Recorded Music licensing revenue increased by $9 million, or 26%, driven by higher copyright infringement settlements of $5 million. U.S. Recorded Music physical revenue increased $21 million, or 45%, driven by strong releases in the quarter as well as catalog and carryover success. U.S. Recorded Music artist services and expanded-rights revenues increased by $7 million, or 16%, driven by higher merchandising revenue of approximately $12 million. U.S. Music Publishing revenue increased by $8 million, or 4%, to $194 million for the three months ended June 30, 2026 from $186 million for the three months ended June 30, 2025. U.S. Music Publishing digital revenue increased by $7 million, or 6%, attributable to higher streaming revenue of $7 million, or 6%. U.S. Music Publishing synchronization revenue increased by $3 million, or 8%, driven by timing of certain copyright infringement settlements. U.S. Music Publishing performance decreased by $2 million, or 10%, and mechanical revenue increased by $1 million, or 33%.

International revenue increased by $116 million, or 12%, to $1,084 million for the three months ended June 30, 2026 from $968 million for the three months ended June 30, 2025. Excluding the favorable impact of foreign currency exchange rates of $17 million, international revenue increased by $99 million, or 10%. International Recorded Music revenue increased by $83 million, which includes a favorable impact of foreign currency exchange rates of $13 million, driven by growth across digital and artist services and expanded rights, partially offset by decreases in licensing and physical revenues. International Recorded Music digital revenue increased by $73 million, attributable to higher streaming revenue of $75 million, or 15%, and a favorable impact of foreign currency exchange rates of $14 million, partially offset by the impact of the BMG Termination of $3 million in the prior-year quarter. International Recorded Music artist services and expanded-rights revenue increased by $22 million, or 14%, driven by higher concert promotion revenue primarily in Japan. These increases were partially offset by a decrease in licensing revenue of $9 million, or 12%, and a decrease in physical revenue of $3 million driven by the unfavorable impact of foreign currency exchange rates of $2 million. International Music Publishing revenue increased by $33 million, or 22%, to $183 million for the three months ended June 30, 2026 from $150 million for the three months ended June 30, 2025. International Music Publishing revenue growth was driven by increases in digital revenue of $24 million due to growth in streaming of $22 million, mechanical revenue of $2 million driven by the timing of distributions, performance revenue of $3 million, or 8%, and synchronization revenue of $3 million, or 18%.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Artist and repertoire costs	$653	$584	$69	12%
Product costs	357	329	28	9%
Total cost of revenues	$1,010	$913	$97	11%
Artist and repertoire costs increased by $69 million, to $653 million for the three months ended June 30, 2026 from $584 million for the three months ended June 30, 2025. Artist and repertoire costs as a percentage of revenue remained constant at 35% for each of the three months ended June 30, 2026 and June 30, 2025.
Product costs increased by $28 million, to $357 million for the three months ended June 30, 2026 from $329 million for the three months ended June 30, 2025. Product costs as a percentage of revenue remained constant at 19% for each of the three months ended June 30, 2026 and June 30, 2025.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
General and administrative expense (1)	$264	$282	$(18)	-6%
Selling and marketing expense	164	167	(3)	-2%
Distribution expense	36	22	14	64%
Total selling, general and administrative expense	$464	$471	$(7)	-1%
______________________________________
(1)Includes depreciation expense of $33 million and $29 million for the three months ended June 30, 2026 and June 30, 2025, respectively.
Total selling, general and administrative expense decreased by $7 million, to $464 million for the three months ended June 30, 2026 from $471 million for the three months ended June 30, 2025, primarily driven by cost savings from the Company’s restructuring plans, a portion of which has been reinvested into the Company’s business, partially offset by unfavorable movements in foreign currency exchange rates of $3 million. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 25% for the three months ended June 30, 2026 from 28% for the three months ended June 30, 2025 due to the factors noted below.

General and administrative expense decreased by $18 million to $264 million for the three months ended June 30, 2026 from $282 million for the three months ended June 30, 2025. The decrease in general and administrative expense was primarily driven by cost savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business, partially offset by higher depreciation expense of $4 million due to the core financials component of our new technology platform being placed into service. Expressed as a percentage of revenue, general and administrative expense decreased to 14% for the three months ended June 30, 2026 compared to 17% for the three months ended June 30, 2025.
Selling and marketing expense decreased by $3 million, or 2%, to $164 million for the three months ended June 30, 2026 from $167 million for the three months ended June 30, 2025. Expressed as a percentage of revenue, selling and marketing expense decreased to 9% for the three months ended June 30, 2026 from 10% for the three months ended June 30, 2025 due to savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business, partially offset by higher marketing and advertising spend for key releases.
Distribution expense increased by $14 million to $36 million for the three months ended June 30, 2026 from $22 million for the three months ended June 30, 2025. Expressed as a percentage of revenue, distribution expense increased to 2% for the three months ended June 30, 2026 compared to 1% for the three months ended June 30, 2025, driven by higher physical and merchandising revenues.
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

	For the Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Net income (loss) attributable to Warner Music Group Corp.	$204	$(16)	$220	—%
Income attributable to noncontrolling interest	(4)	—	(4)	—%
Net income (loss)	200	(16)	216	—%
Income tax expense	67	5	62	—%
Net income before income taxes	267	(11)	278	—%
Other (income) expense	(11)	137	(148)	—%
Interest expense, net	49	43	6	14%
Operating income	305	169	136	80%
Amortization expense	78	67	11	16%
Depreciation expense	33	29	4	14%
Restructuring and impairments	7	69	(62)	(90)%
Transformation initiative costs	10	19	(9)	(47)%
Executive transition costs	—	4	(4)	—%
Non-cash stock-based compensation and other related costs	—	16	(16)	(100)%
Adjusted OIBDA	$433	$373	$60	16%
Adjusted OIBDA
Adjusted OIBDA increased by $60 million to $433 million for the three months ended June 30, 2026 from $373 million for the three months ended June 30, 2025, driven by strong operating performance, revenue mix and savings from the Company’s restructuring plans, a portion of which has been reinvested in the Company’s business, partially offset by the impact of the Copyright Settlement of $9 million and the BMG Termination of $1 million in the prior-year quarter and unfavorable movements in foreign currency exchange rates of approximately $16 million. Expressed as a percentage of total revenue, Adjusted OIBDA margin increased to 23% for the three months ended June 30, 2026 from 22% for the three months ended June 30, 2025.
Non-cash stock-based compensation and other related costs
There were no non-cash stock-based compensation and other related costs for the three months ended June 30, 2026 primarily due to the favorable impact of forfeitures. Non-cash stock-based compensation and other related costs were $16 million for the three months ended June 30, 2025 which included $5 million of costs related to the departure of our former CFO.

Executive transition costs
There were no executive transition costs for the three months ended June 30, 2026. Executive transition costs were $4 million during the three months ended June 30, 2025, which consisted of severance costs associated with the departure of our former CFO during fiscal 2025.

Transformation initiative costs
Our transformation initiative costs, which include costs associated with our finance transformation, decreased by $9 million to $10 million for the three months ended June 30, 2026 from $19 million for the three months ended June 30, 2025 primarily driven by lower project costs associated with our finance transformation.
Restructuring and Impairments
Our restructuring and impairment charges decreased to $7 million for the three months ended June 30, 2026 from $69 million for the three months ended June 30, 2025. The three months ended June 30, 2026 includes an additional impairment charge of $3 million for long-lived assets associated with EMP, which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025. The three months ended June 30, 2025 includes the initial impairment charge of $70 million for long-lived assets associated with EMP.
Depreciation expense
Our depreciation expense increased by $4 million to $33 million for the three months ended June 30, 2026 from $29 million for the three months ended June 30, 2025. The increase is primarily driven by the core financials and global revenue solution components of our new technology platform being placed into service.
Amortization expense
Our amortization expense increased by $11 million, to $78 million for the three months ended June 30, 2026 from $67 million for the three months ended June 30, 2025. The increase is driven by incremental amortization related to acquisitions of music-related assets, partially offset by a decrease of approximately $1 million from the classification of EMP intangible assets as held for sale.
Operating income
Our operating income increased by $136 million to $305 million for the three months ended June 30, 2026 from $169 million for the three months ended June 30, 2025, primarily due to the factors impacting Adjusted OIBDA described above and a decrease in restructuring and impairment charges of $62 million. The increase in operating income was partially offset by higher amortization expenses of $11 million for the three months ended June 30, 2026.
Interest expense, net
Our interest expense, net, increased to $49 million for the three months ended June 30, 2026 from $43 million for the three months ended June 30, 2025 primarily due to interest expense on incremental debt of approximately $7 million related to the Beethoven Credit Agreement, partially offset by lower interest rates on variable rate debt in the quarter.
Other (income) expense
Other income for the three months ended June 30, 2026 primarily includes foreign currency gains on our Euro-denominated debt of $3 million, a currency exchange loss on intercompany loans of $1 million, and a realized and unrealized loss on hedging activity of $1 million. This compares to foreign currency losses on our Euro-denominated debt of $70 million, currency exchange losses on our intercompany loans of $63 million, and realized and unrealized losses on hedging activity of $8 million for the three months ended June 30, 2025.
Income tax expense
Our income tax expense increased by $62 million to $67 million for the three months ended June 30, 2026 from $5 million for the three months ended June 30, 2025. The increase of $62 million in income tax expense is primarily due to an increase in pre-tax income in the quarter and a $20 million smaller benefit from EMP impairment in the current year quarter.

Net income (loss)
Net income increased by $216 million to $200 million for the three months ended June 30, 2026 from a net loss of $16 million for the three months ended June 30, 2025 as a result of the factors described above.
Noncontrolling interest
There was income attributable to noncontrolling interest of $4 million during the three months ended June 30, 2026. There was no loss or income attributable to noncontrolling interest for the three months ended June 30, 2025.
Business Segment Results
Results by business segment were as follows (in millions):

	For the Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Recorded Music
Revenues	$1,488	$1,354	$134	10%
Operating income	326	201	125	62%
Depreciation and amortization expense	53	47	6	13%
Restructuring and impairments	6	69	(63)	-91%
Non-cash stock-based compensation and other related costs	(8)	4	(12)	—%
Adjusted OIBDA	377	321	56	17%
Music Publishing
Revenues	377	336	41	12%
Operating income (loss)	71	60	11	18%
Depreciation and amortization expense	37	35	2	6%
Non-cash stock-based compensation and other related costs	1	1	—	—%
Adjusted OIBDA	109	96	13	14%
Corporate expenses and eliminations
Revenue eliminations	(1)	(1)	—	—%
Operating loss	(92)	(92)	—	—%
Depreciation and amortization expense	21	14	7	50%
Restructuring and impairments	1	—	1	—%
Transformation initiatives and other related costs	10	19	(9)	-47%
Executive transition costs	—	4	(4)	-100%
Non-cash stock-based compensation and other related costs	7	11	(4)	-36%
Adjusted OIBDA loss	(53)	(44)	(9)	20%
Total
Revenues	1,864	1,689	175	10%
Operating income	305	169	136	80%
Adjusted OIBDA	433	373	60	16%
Recorded Music
Revenues
Recorded Music revenue increased by $134 million, or 10%, to $1,488 million for the three months ended June 30, 2026 from $1,354 million for the three months ended June 30, 2025. U.S. Recorded Music revenues were $587 million and $536 million, or 39% and 40% of consolidated Recorded Music revenues, for the three months ended June 30, 2026 and June 30, 2025, respectively. International Recorded Music revenues were $901 million and $818 million, or 61% and 60% of consolidated Recorded Music revenues, for the three months ended June 30, 2026 and June 30, 2025, respectively.
The overall increase in Recorded Music revenue was driven by higher revenue across digital, artist services and expanded-rights and physical revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Artist and repertoire costs	$420	$377	$43	11%
Product costs	357	329	28	9%
Total cost of revenues	$777	$706	$71	10%
Recorded Music cost of revenues increased by $71 million, to $777 million for the three months ended June 30, 2026 from $706 million for the three months ended June 30, 2025. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 28% for each of the three months ended June 30, 2026 and June 30, 2025. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs remained constant at 24% for each of the three months ended June 30, 2026 and June 30, 2025.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
General and administrative expense (1)	$141	$162	$(21)	-13%
Selling and marketing expense	159	161	(2)	-1%
Distribution expense	36	22	14	64%
Total selling, general and administrative expense	$336	$345	$(9)	-3%
______________________________________
(1)Includes depreciation expense of $10 million and $14 million for the three months ended June 30, 2026 and June 30, 2025, respectively.

Recorded Music selling, general and administrative expense decreased by $9 million, to $336 million for the three months ended June 30, 2026 from $345 million for the three months ended June 30, 2025,which includes unfavorable movements in foreign currency exchange rates of $2 million. The decreases in general and administrative expense and selling and marketing expense were largely driven by cost savings from the Company’s restructuring plans, a portion of which has been reinvested into the Company’s business. The decrease in selling and marketing expense was partially offset by higher variable marketing spend for key releases. The increase in distribution expense was primarily driven by revenue mix from higher merchandising and physical revenues. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 23% for the three months ended June 30, 2026 from 25% for the three months ended June 30, 2025.
Operating Income and Adjusted OIBDA
Recorded Music operating income increased by $125 million to $326 million for the three months ended June 30, 2026 from $201 million for the three months ended June 30, 2025. In addition to the factors impacting Adjusted OIBDA described below, the increase in operating income was driven by decreases in restructuring and impairment charges of $63 million and depreciation expense of $4 million compared to the prior-year quarter, partially offset by higher amortization expenses of $10 million related to acquisitions of music-related assets.
Recorded Music Adjusted OIBDA increased by $56 million to $377 million for the three months ended June 30, 2026 from $321 million for the three months ended June 30, 2025, largely driven by strong operating performance and revenue growth, and savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business, partially offset by the impact of the Copyright Settlement of $9 million and the BMG Termination of $1 million in the prior-year quarter and unfavorable movements in foreign currency exchange rates of approximately $12 million. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin increased to 25% for the three months ended June 30, 2026 from 24% for the three months ended June 30, 2025 due to the factors noted above.

Music Publishing
Revenues
Music Publishing revenues increased by $41 million, or 12%, to $377 million for the three months ended June 30, 2026 from $336 million for the three months ended June 30, 2025. U.S. Music Publishing revenues were $194 million and $186 million, or 51% and 55% of consolidated Music Publishing revenues, for the three months ended June 30, 2026 and June 30, 2025, respectively. International Music Publishing revenues were $183 million and $150 million, or 49% and 45% of consolidated Music Publishing revenues, for the three months ended June 30, 2026 and June 30, 2025, respectively.
The overall increase in Music Publishing revenue was driven by growth in digital, synchronization, mechanical, and performance revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Artist and repertoire costs	$235	$208	$27	13%
Total cost of revenues	$235	$208	$27	13%
Music Publishing cost of revenues increased by $27 million, or 13%, to $235 million for the three months ended June 30, 2026 from $208 million for the three months ended June 30, 2025. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues remained constant at 62% for each of the three months ended June 30, 2026 and June 30, 2025.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
General and administrative expense (1)	$34	$33	$1	3%
Selling and marketing expense	2	1	1	100%
Total selling, general and administrative expense	$36	$34	$2	6%
______________________________________
(1)Includes depreciation expense of $2 million and $1 million for the three months ended June 30, 2026 and June 30, 2025, respectively.
Music Publishing selling, general and administrative expense increased by $2 million, or 6%, to $36 million for the three months ended June 30, 2026 from $34 million for the three months ended June 30, 2025. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained constant at 10% for each of the three months ended June 30, 2026 and June 30, 2025.
Operating Income and Adjusted OIBDA
Music Publishing operating income increased by $11 million to $71 million for the three months ended June 30, 2026 from $60 million for the three months ended June 30, 2025 primarily driven by the same factors affecting Adjusted OIBDA discussed below.
Music Publishing Adjusted OIBDA increased by $13 million, or 14%, to $109 million for the three months ended June 30, 2026 from $96 million for the three months ended June 30, 2025, primarily driven by revenue growth and strong operating performance, partially offset by unfavorable movements in foreign currency exchange rates of approximately $5 million. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin remained constant at 29% for each of the three months ended June 30, 2026 and June 30, 2025.

Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations remained constant at $92 million for each of the three months ended June 30, 2026 and June 30, 2025, primarily driven by higher depreciation expense of $7 million due to the core financials and global revenue solution components of our new technology platform being placed into service, offset by lower non-cash stock-based compensation and other related expenses of $4 million, and savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business.
Our Adjusted OIBDA loss from corporate expenses and eliminations increased by $9 million to $53 million for the three months ended June 30, 2026 from $44 million for the three months ended June 30, 2025, primarily due to the operating loss factors noted above.

RESULTS OF OPERATIONS
Nine Months Ended June 30, 2026 Compared with Nine Months Ended June 30, 2025
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Revenue by Type
Digital	$2,967	$2,643	$324	12%
Physical	426	397	29	7%
Total digital and physical	3,393	3,040	353	12%
Artist services and expanded-rights	619	508	111	22%
Licensing	336	326	10	3%
Total Recorded Music	4,348	3,874	474	12%
Performance	181	167	14	8%
Digital	674	599	75	13%
Mechanical	54	46	8	17%
Synchronization	170	142	28	20%
Other	13	15	(2)	-13%
Total Music Publishing	1,092	969	123	13%
Intersegment eliminations	(4)	(4)	—	—%
Total revenues	$5,436	$4,839	$597	12%
Revenue by Geographical Location
U.S. Recorded Music	$1,729	$1,565	$164	10%
U.S. Music Publishing	562	520	42	8%
Total U.S.	2,291	2,085	206	10%
International Recorded Music	2,619	2,309	310	13%
International Music Publishing	530	449	81	18%
Total international	3,149	2,758	391	14%
Intersegment eliminations	(4)	(4)	—	—%
Total revenues	$5,436	$4,839	$597	12%
Total Revenues
Total revenues increased by $597 million, or 12%, to $5,436 million for the nine months ended June 30, 2026 from $4,839 million for the nine months ended June 30, 2025. Recorded Music digital revenue growth was impacted by a digital revenue settlement of $12 million in the current year and $4 million in the prior year (the “DSP True-Up and Settlement Payments”), as well as $16 million of the Copyright Settlement in the prior year. Revenue growth was also unfavorably impacted by the BMG Termination, which resulted in $22 million lower Recorded Music streaming revenue compared to the nine months ended June 30, 2025. Music Publishing revenue was impacted by $17 million of revenue in the prior year recognized in connection with historical matched royalties that were processed to date by the Mechanical Licensing Collective (the “MLC Historical Matched Royalties”). Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 80% and 20% of total revenues for each of the nine months ended June 30, 2026 and June 30, 2025. Prior to intersegment eliminations, U.S. and international revenues represented 42% and 58% for the nine months ended June 30, 2026, respectively, and 43% and 57% for the nine months ended June 30, 2025, respectively.
Total digital revenues after intersegment eliminations increased by $399 million, or 12%, to $3,640 million for the nine months ended June 30, 2026 from $3,241 million for the nine months ended June 30, 2025. Total streaming revenue increased 13% driven by increases in streaming revenue at Recorded Music and Music Publishing. Total digital revenues remained constant at 67% of consolidated revenues for each of the nine months ended June 30, 2026 and June 30, 2025. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2026 were composed of U.S. revenues of $1,627 million and international revenues of $2,014 million, or 45% and 55% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2025 were composed of U.S. revenues of $1,533 million and international revenues of $1,709 million, or 47% and 53% of total digital revenues, respectively.
Recorded Music revenues increased by $474 million to $4,348 million for the nine months ended June 30, 2026 compared to $3,874 million for the nine months ended June 30, 2025, which includes $106 million of favorable currency exchange fluctuations. U.S. Recorded Music revenues were $1,729 million and $1,565 million, or 40% of consolidated Recorded Music revenues for each of the nine months ended June 30, 2026 and June 30, 2025. International Recorded Music revenues were $2,619 million and $2,309 million, or 60% of consolidated Recorded Music revenues for each of the nine months ended June 30, 2026 and June 30, 2025.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights, physical, and licensing revenues. Digital revenue increased by $324 million for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025, which includes a favorable impact of currency exchange fluctuations of $74 million, and reflects the impacts of the DSP True-Up and Settlement Payments of $12 million in the current year and $4 million in the prior year, as well as the Copyright Settlement of $16 million and the BMG Termination of $22 million in the prior year. Adjusted for these items, digital revenue increased $354 million, or 14%. Revenue from streaming services increased $348 million to $2,922 million for the nine months ended June 30, 2026 compared to $2,574 million for the nine months ended June 30, 2025, which includes the favorable impact of foreign currency exchange rates of $72 million, and reflects the impacts of the DSP True-Up and Settlement Payments of $12 million in the current year and $4 million in the prior year, as well as the BMG Termination of $22 million in the prior year. Adjusted for these items, streaming revenue increased $362 million, or 14%. Download and other digital revenues decreased by $24 million, or 35%, to $45 million for the nine months ended June 30, 2026 from $69 million for the nine months ended June 30, 2025, primarily due to the continued shift to streaming services, and reflects the impact of the Copyright Settlement of $16 million in the prior year. Artist services and expanded-rights revenue increased by $111 million, or 22%, attributable to higher concert promotion revenue primarily in France, higher merchandising revenue and the favorable impact of foreign currency exchange rates of $15 million. Physical revenue increased by $29 million, or 7%, driven by strong U.S. releases in the current year as well as catalog and carryover success and a favorable impact of foreign currency exchange rates of $7 million, partially offset by strong releases in Korea and Japan in the prior year. Licensing revenue increased by $10 million, or 3%, primarily driven by the favorable impact of foreign currency exchange rates of $10 million. Top sellers for the nine months ended June 30, 2026 included Alex Warren, sombr, Bruno Mars, Ed Sheeran and Benson Boone.
Music Publishing revenues increased by $123 million, or 13%, to $1,092 million for the nine months ended June 30, 2026 from $969 million for the nine months ended June 30, 2025. U.S. Music Publishing revenues were $562 million and $520 million, or 51% and 54% of consolidated Music Publishing revenues, for the nine months ended June 30, 2026 and June 30, 2025, respectively. International Music Publishing revenues were $530 million and $449 million, or 49% and 46% of Music Publishing revenues, for the nine months ended June 30, 2026 and June 30, 2025, respectively.
The overall increase in Music Publishing revenue was attributable to increases in digital revenue of $75 million, or 13%, performance revenue of $14 million, or 8%, synchronization revenue of $28 million, or 20%, and mechanical revenue of $8 million, or 17%. The increase in digital revenue was primarily driven by continued growth in streaming revenue, partially offset by the impact of the MLC Historical Matched Royalties of $17 million in the prior year. Adjusted for the impact of the MLC Historical Matched Royalties of $17 million, digital revenue increased $92 million, or 16%. Revenue from streaming services grew by $73 million, or 12%, to $665 million for the nine months ended June 30, 2026 from $592 million for the nine months ended June 30, 2025, reflecting continued market growth and the impact of new deals and renewals, and a favorable impact of foreign currency exchange rates of $11 million. The growth in performance revenue is attributable to growth from touring, radio and live events primarily in Europe, and the growth in synchronization revenue is attributable to the timing of other copyright infringement settlements, higher television and commercial licensing activity, and a $4 million impact from the prior year acquisition of Tempo. The growth in mechanical revenue is primarily driven by the impact of new deals and the timing of distributions.
Revenue by Geographical Location
U.S. revenue increased by $206 million, or 10%, to $2,291 million for the nine months ended June 30, 2026 from $2,085 million for the nine months ended June 30, 2025. U.S. Recorded Music revenue increased by $164 million, or 10%, primarily driven by an increase in digital revenue of $79 million, or 7%, which reflects higher streaming revenue of $98 million, or 9%, partially offset by lower download and other digital revenue of $19 million, or 43%, and the impacts of the DSP True-Up and Settlement Payments of $5 million in the current year, as well as the Copyright Settlement of $16 million and the BMG Termination of $15 million in the prior year. The decrease in download and other digital revenue is due to the continued shift to streaming and includes the $16 million impact of the Copyright Settlement in the prior year. U.S. Recorded Music physical revenue increased by $46 million, or 27%, driven by strong releases in the current year as well as catalog and carryover success. U.S. Recorded Music artist services and expanded-rights revenue increased by $21 million, or 18%, driven by higher merchandising revenue of approximately $26 million, partially offset by a decrease in other artists services and expanded-rights revenue, including advertising revenue. Licensing revenue increased by $18 million, or 17%, primarily driven by higher copyright infringement settlements of approximately $13 million compared to the prior year. U.S. Music Publishing revenue increased by $42 million, or 8%, to $562 million for the nine months ended June 30, 2026 from $520 million for the nine months ended June 30, 2025. U.S. Music Publishing digital revenue increased by $15 million, attributable to higher streaming revenue of $16 million, or 5%, partially offset by a decrease in download and other digital revenue of $1 million, and the impact of the MLC Historical Matched Royalties of $17 million in the prior year. U.S. Music Publishing synchronization revenue increased by $27 million, or 31%, driven by timing of other copyright infringement settlements, higher television and commercial licensing activity and the impact of acquisitions. U.S. Music Publishing mechanical revenue increased by $2 million, or 20%, and U.S. Music Publishing performance revenue decreased $1 million, or 2%, for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025.
International revenue increased by $391 million, or 14%, to $3,149 million for the nine months ended June 30, 2026 from $2,758 million for the nine months ended June 30, 2025. Excluding the favorable impact of foreign currency exchange rates of $130 million, international revenue increased by $261 million, or 9%. International Recorded Music revenue increased by $310 million, driven by increases in digital revenue of $245 million and artist services and expanded-rights revenue of $90 million, partially offset by a decrease in physical revenue of $17 million and in licensing revenue of $8 million. International Recorded Music digital revenue increased by $245 million, attributable to higher streaming revenue of $250 million and a favorable impact of foreign currency exchange rates of $72 million, partially offset by lower download and other digital revenue of $5 million, and the impacts of the DSP True-Up and Settlement Payments of $7 million in the current year and $4 million in the prior year, as well as the BMG Termination of $7 million in the prior year. International Recorded Music artist services and expanded-rights revenue increased by $90 million, primarily due to higher concert promotion revenue in France. International Recorded Music physical revenue decreased by $17 million, driven by strong releases primarily in Korea and Japan in the prior year, partially offset by a favorable impact of foreign currency exchange rates of $7 million, and international Recorded Music licensing revenue decreased by $8 million primarily due to higher licensing activity in the prior year. International Music Publishing revenue increased by $81 million, or 18%, to $530 million for the nine months ended June 30, 2026 from $449 million for the nine months ended June 30, 2025. This was driven by increases in digital revenue of $60 million, performance revenue of $15 million due to higher concert, touring and live events revenue, mechanical revenue of $6 million, and synchronization revenue of $1 million. International Music Publishing digital growth is primarily driven by streaming revenue growth of $57 million, or 24%.
Cost of revenues
Our cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Artist and repertoire costs	$1,914	$1,689	$225	13%
Product costs	1,013	909	104	11%
Total cost of revenues	$2,927	$2,598	$329	13%
Artist and repertoire costs increased by $225 million, to $1,914 million for the nine months ended June 30, 2026 from $1,689 million for the nine months ended June 30, 2025. Artist and repertoire costs as a percentage of revenue remained constant at 35% for each of the nine months ended June 30, 2026 and June 30, 2025.
Product costs increased by $104 million, to $1,013 million for the nine months ended June 30, 2026 from $909 million for the nine months ended June 30, 2025. Product costs as a percentage of revenue remained constant at 19% for each of the nine months ended June 30, 2026 and June 30, 2025.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
General and administrative expense (1)	$799	$842	$(43)	-5%
Selling and marketing expense	486	482	4	1%
Distribution expense	97	71	26	37%
Total selling, general and administrative expense	$1,382	$1,395	$(13)	-1%
______________________________________
(1)Includes depreciation expense of $95 million and $86 million for the nine months ended June 30, 2026 and June 30, 2025, respectively.

Total selling, general and administrative expense decreased by $13 million, to $1,382 million for the nine months ended June 30, 2026 from $1,395 million for the nine months ended June 30, 2025, driven by savings from the Company’s restructuring plans, of which a portion has been reinvested into the Company’s business, partially offset by unfavorable movements in foreign currency exchange rates of approximately $25 million. Expressed as a percentage of revenue, total selling, general and administrative expense decreased to 25% for the nine months ended June 30, 2026, from 29% for the nine months ended June 30, 2025 due to the factors noted below.
General and administrative expense decreased by $43 million to $799 million for the nine months ended June 30, 2026 from $842 million for the nine months ended June 30, 2025. The decrease in general and administrative expense was driven by savings from the Company’s restructuring plans, of which a portion has been reinvested into the Company’s business and lower non-cash stock-based compensation expense of $17 million, partially offset by higher depreciation expense of $9 million related to technology assets being placed into service, including the core financials component of our new technology platform. Expressed as a percentage of revenue, general and administrative expense decreased to 15% for the nine months ended June 30, 2026 from 17% for the nine months ended June 30, 2025 due to the factors noted above.
Selling and marketing expense increased by $4 million, or 1%, to $486 million for the nine months ended June 30, 2026 from $482 million for the nine months ended June 30, 2025. Expressed as a percentage of revenue, selling and marketing expense decreased to 9% for the nine months ended June 30, 2026, from 10% for the nine months ended June 30, 2025, primarily due to revenue growth and savings from the Company’s restructuring plans, of which a portion has been reinvested in the Company’s business, partially offset by higher marketing and advertising spend for key releases.
Distribution expense increased by $26 million to $97 million for the nine months ended June 30, 2026 from $71 million for the nine months ended June 30, 2025. Expressed as a percentage of revenue, distribution expense increased to 2% for the nine months ended June 30, 2026, from 1% for the nine months ended June 30, 2025 primarily due to revenue mix, including higher merchandising and physical revenues.

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

	For the Nine Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$563	$256	$307	—%
Income attributable to noncontrolling interest	(7)	5	(12)	—%
Net income	556	261	295	—%
Income tax expense	211	123	88	72%
Income before income taxes	767	384	383	100%
Other (income) expense	(52)	48	(100)	—%
Interest expense, net	135	119	16	13%
Loss on extinguishment of debt	7	—	7	—%
Operating income	857	551	306	56%
Amortization expense	218	186	32	17%
Depreciation expense	95	86	9	10%
Restructuring and impairments	47	109	(62)	-57%
Transformation initiatives and other related costs	39	54	(15)	-28%
Executive transition costs	—	4	(4)	-100%
Net loss on divestitures	5	—	5	—%
Non-cash stock-based compensation and other related costs	32	49	(17)	-35%
Adjusted OIBDA	$1,293	$1,039	$254	24%
Adjusted OIBDA
Adjusted OIBDA increased by $254 million to $1,293 million for the nine months ended June 30, 2026 as compared to $1,039 million for the nine months ended June 30, 2025, driven by revenue mix, the impact of the DSP True-Up and Settlement Payments of $7 million in the current year, and savings from the Company’s strategic restructuring plans, a portion of which has been reinvested in the Company’s business, partially offset by the impacts of the DSP True-Up and Settlement Payments of $3 million, the $9 million impact of the Copyright Settlement, the $4 million impact of the MLC Historical Matched Royalties and the $2 million impact of the BMG Termination in the prior year and unfavorable movements in currency exchange rates of approximately $4 million. Expressed as a percentage of total revenue, Adjusted OIBDA margin increased to 24% for the nine months ended June 30, 2026 from 21% for the nine months ended June 30, 2025.
Non-cash stock-based compensation and other related costs
Our non-cash stock-based compensation and other related costs decreased by $17 million to $32 million for the nine months ended June 30, 2026 from $49 million for the nine months ended June 30, 2025, primarily driven by the favorable impact of forfeitures in the current year.
Net loss on divestitures
Net loss on divestitures during the nine months ended June 30, 2026 includes a pre-tax loss of $5 million in connection with the divestiture of certain assets. There was no net loss on divestitures during the nine months ended June 30, 2025.

Executive transition costs

    There were no executive transition costs for the nine months ended June 30, 2026. Executive transition costs were $4 million during the nine months ended June 30, 2025, which consisted of severance costs associated with the departure of our former CFO during fiscal 2025.

Transformation initiatives and other related costs
Our transformation initiatives and other related costs decreased by $15 million to $39 million for the nine months ended June 30, 2026 from $54 million for the nine months ended June 30, 2025 primarily driven by lower project costs associated with our finance transformation.
Restructuring and Impairments
Our restructuring and impairment charges decreased to $47 million for the nine months ended June 30, 2026 from $109 million for the nine months ended June 30, 2025. The current year includes an additional impairment charge of $14 million for long-lived assets associated with EMP, which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025, while the prior year includes the initial impairment charge of $70 million for long-lived assets associated with EMP.
Depreciation expense
Our depreciation expense increased by $9 million to $95 million for the nine months ended June 30, 2026 from $86 million for the nine months ended June 30, 2025. This increase is primarily driven by the core financials and global revenue solution components of our new technology platform being placed into service.
Amortization expense
Our amortization expense increased by $32 million, or 17%, to $218 million for the nine months ended June 30, 2026 from $186 million for the nine months ended June 30, 2025. The increase is driven by incremental amortization related to acquisitions of music-related assets, partially offset by a decrease of approximately $4 million from the classification of EMP intangible assets as held for sale.
Operating income
Our operating income increased by $306 million to $857 million for the nine months ended June 30, 2026 from $551 million for the nine months ended June 30, 2025. The increase in operating income was due to the same factors affecting Adjusted OIBDA discussed above, partially offset by higher amortization expenses of $32 million and higher depreciation expenses of $9 million, as noted above.
Interest expense, net
Our interest expense, net, increased to $135 million for the nine months ended June 30, 2026 from $119 million for the nine months ended June 30, 2025, primarily due to interest expense on incremental debt of approximately $8 million related to the Beethoven Credit Agreement and interest expense on incremental debt of approximately $4 million related to the Tempo Asset-Based Notes acquired in connection with the acquisition of Tempo Music in the prior year, partially offset by lower interest rates on variable rate debt in the current year.
Other (income) expense
Other income for the nine months ended June 30, 2026 primarily includes foreign currency gains on our Euro-denominated debt of $24 million, currency exchange gains on our intercompany loans of $12 million, and realized and unrealized losses on hedging activity of $2 million. This compares to foreign currency losses on our Euro-denominated debt of $43 million, currency exchange losses on our intercompany loans of $43 million, realized gains on the sale of an investment of $29 million, and a realized and unrealized gain on hedging activity of $1 million for the nine months ended June 30, 2025.
Loss on extinguishment of debt
We recorded a loss on extinguishment of debt in the amount of $7 million for the nine months ended June 30, 2026, which represents the unamortized balances of original issuance discounts and deferred financing costs in connection with the refinancing of our Tranche B Term Loans. There was no loss on extinguishment of debt for the nine months ended June 30, 2025.
Income tax expense
Our income tax expense increased by $88 million to $211 million for the nine months ended June 30, 2026 from $123 million for the nine months ended June 30, 2025. The increase of $88 million in income tax expense is primarily due to an increase in pre-tax income in the current year, taxable gain on the Company’s sale of certain recorded music catalog rights to Beethoven JV, and an $18 million smaller benefit from EMP impairment in the current year. These charges were partially offset by the tax benefit associated with partial release of valuation allowance on EMP.
Net income
Net income increased by $295 million to $556 million for the nine months ended June 30, 2026 from $261 million for the nine months ended June 30, 2025 as a result of the factors described above.
Noncontrolling interest
There was income attributable to noncontrolling interest of $7 million for the nine months ended June 30, 2026 compared to a loss of $5 million for the nine months ended June 30, 2025.
Business Segment Results
Results by business segment were as follows (in millions):

	For the Nine Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Recorded Music
Revenues	$4,348	$3,874	$474	12%
Operating income	943	642	301	47%
Depreciation and amortization expense	146	138	8	6%
Restructuring and impairments	34	110	(76)	-69%
Non-cash stock-based compensation and other related costs	3	24	(21)	-88%
Adjusted OIBDA	1,126	914	212	23%
Music Publishing
Revenues	$1,092	$969	$123	13%
Operating income	197	167	30	18%
Depreciation and amortization expense	107	93	14	15%
Non-cash stock-based compensation and other related costs	4	4	—	—%
Adjusted OIBDA	308	264	44	17%
Corporate expenses and eliminations
Revenue eliminations	$(4)	$(4)	$—	—%
Operating loss	(283)	(258)	(25)	10%
Depreciation and amortization expense	60	41	19	46%
Restructuring and impairments	13	(1)	14	—%
Transformation initiatives and other related costs	39	54	(15)	-28%
Executive transition costs	—	4	(4)	-100%
Net loss on divestitures	5	—	5	—%
Non-cash stock-based compensation and other related costs	25	21	4	19%
Adjusted OIBDA loss	(141)	(139)	(2)	1%
Total
Revenues	$5,436	$4,839	$597	12%
Operating income	857	551	306	56%
Adjusted OIBDA	1,293	1,039	254	24%
Recorded Music
Revenues
Recorded Music revenues increased by $474 million to $4,348 million for the nine months ended June 30, 2026 compared to $3,874 million for the nine months ended June 30, 2025. U.S. Recorded Music revenues were $1,729 million and $1,565 million, or 40% of consolidated Recorded Music revenues for each of the nine months ended June 30, 2026 and June 30, 2025. International

Recorded Music revenues were $2,619 million and $2,309 million, or 60% of consolidated Recorded Music revenues for each of the nine months ended June 30, 2026 and June 30, 2025.
The overall increase in Recorded Music revenue was driven by increases in digital, artist services and expanded-rights, physical and licensing revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Artist and repertoire costs	$1,231	$1,082	$149	14%
Product costs	1,013	909	104	11%
Total cost of revenues	$2,244	$1,991	$253	13%
Recorded Music cost of revenues increased by $253 million, to $2,244 million for the nine months ended June 30, 2026 from $1,991 million for the nine months ended June 30, 2025. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 28% for each of the nine months ended June 30, 2026 and June 30, 2025. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs remained constant at 23% for each of the nine months ended June 30, 2026 and June 30, 2025.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
General and administrative expense (1)	$448	$503	$(55)	-11%
Selling and marketing expense	468	461	7	2%
Distribution expense	97	71	26	37%
Total selling, general and administrative expense	$1,013	$1,035	$(22)	-2%
______________________________________
(1)Includes depreciation expense of $32 million and $42 million for the nine months ended June 30, 2026 and June 30, 2025, respectively.
Recorded Music selling, general and administrative expense decreased by $22 million, to $1,013 million for the nine months ended June 30, 2026 from $1,035 million for the nine months ended June 30, 2025, which includes unfavorable movements in foreign currency exchange rates of $23 million. The decrease in general and administrative expense was primarily due to savings from the Company’s restructuring plans, a portion of which has been reinvested into the Company’s business, and lower non-cash stock-based compensation and other related expenses of $21 million. The increase in selling and marketing expense was primarily due to higher variable marketing spend for key releases. The increase in distribution expense was primarily due to revenue mix from higher merchandising and physical revenues. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 23% for the nine months ended June 30, 2026 from 27% for the nine months ended June 30, 2025.
Operating Income and Adjusted OIBDA
Recorded Music operating income increased by $301 million to $943 million for the nine months ended June 30, 2026 from $642 million for the nine months ended June 30, 2025. In addition to the factors impacting Recorded Music Adjusted OIBDA noted below, the increase in operating income was driven by a decrease in restructuring and non-cash impairment charges of $76 million, lower non-cash stock-based compensation expense and other related costs of $21 million, and lower depreciation expense of $10 million compared to the prior year, partially offset by higher amortization expenses of $18 million related to acquisitions of music-related assets.
Recorded Music Adjusted OIBDA increased by $212 million, to $1,126 million for the nine months ended June 30, 2026 from $914 million for the nine months ended June 30, 2025, largely attributable to strong operating performance and revenue growth, savings from the Company’s strategic restructuring plans, of which a portion has been reinvested in the Company’s business and the impact of the DSP True-Up and Settlement Payments of $7 million in the current year, partially offset by the $3 million impact of the DSP True-Up and Settlement Payments, the $9 million impact of the Copyright Settlement and $2 million impact of the BMG Termination in the prior year, and unfavorable movements in foreign currency exchange rates of approximately $2 million. Expressed as a percentage of Recorded Music revenue, Recorded Music Adjusted OIBDA margin increased to 26% for the nine months ended June 30, 2026 from 24% for the nine months ended June 30, 2025, due to the factors noted above.
Music Publishing
Revenues
Music Publishing revenues increased by $123 million, or 13%, to $1,092 million for the nine months ended June 30, 2026 from $969 million for the nine months ended June 30, 2025. U.S. Music Publishing revenues were $562 million and $520 million, or 51% and 54% of consolidated Music Publishing revenues, for the nine months ended June 30, 2026 and June 30, 2025, respectively. International Music Publishing revenues were $530 million and $449 million, or 49% and 46% of consolidated Music Publishing revenues, for the nine months ended June 30, 2026 and June 30, 2025, respectively.
The overall increase in Music Publishing revenue was driven by growth across digital, synchronization, performance and mechanical revenues, as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Artist and repertoire costs	$687	$612	$75	12%
Total cost of revenues	$687	$612	$75	12%
Music Publishing cost of revenues increased by $75 million, or 12%, to $687 million for the nine months ended June 30, 2026 from $612 million for the nine months ended June 30, 2025. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues remained constant at 63% for each of the nine months ended June 30, 2026 and June 30, 2025.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
General and administrative expense (1)	$100	$98	$2	2%
Selling and marketing expense	4	3	1	33%
Total selling, general and administrative expense	$104	$101	$3	3%
______________________________________
(1)Includes depreciation expense of $3 million and $4 million for the nine months ended June 30, 2026 and June 30, 2025, respectively.
Music Publishing selling, general and administrative expense increased to $104 million for the nine months ended June 30, 2026 from $101 million for the nine months ended June 30, 2025. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained constant at 10% for each of the nine months ended June 30, 2026 and June 30, 2025.
Operating Income and Adjusted OIBDA
Music Publishing operating income increased by $30 million to $197 million for the nine months ended June 30, 2026 from $167 million operating income for the nine months ended June 30, 2025 largely due to the factors that impacted Music Publishing Adjusted OIBDA noted below, coupled with lower depreciation expenses of $1 million, partially offset by higher amortization expenses of $15 million related to acquisitions.

Music Publishing Adjusted OIBDA increased by $44 million to $308 million for the nine months ended June 30, 2026 from $264 million for the nine months ended June 30, 2025, primarily driven by strong operating performance and revenue growth, partially offset by the $4 million impact of the MLC Historical Matched Royalties in the prior year and unfavorable movements in foreign currency exchange rates of approximately $1 million. Expressed as a percentage of Music Publishing revenue, Music Publishing Adjusted OIBDA margin increased to 28% for the nine months ended June 30, 2026 from 27% for the nine months ended June 30, 2025.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $25 million to $283 million for the nine months ended June 30, 2026 from $258 million for the nine months ended June 30, 2025, primarily due to higher depreciation expense of $20 million, an increase in restructuring and impairment costs of $14 million, a net loss on divestitures of $5 million, and higher non-cash stock-based compensation and other related expenses of $4 million, partially offset by lower expenses related to transformation initiatives and related costs of $15 million.
Our Adjusted OIBDA loss from corporate expenses and eliminations increased by $2 million to $141 million for the nine months ended June 30, 2026 from $139 million for the nine months ended June 30, 2025, primarily due to the operating loss factors noted above.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at June 30, 2026
At June 30, 2026, we had $4.710 billion of debt (which is net of $36 million of premiums, discounts and deferred financing costs), $618 million of cash and equivalents (net debt of $4.092 billion, defined as total debt, less cash and equivalents and premiums, discounts and deferred financing costs) and $854 million of Warner Music Group Corp. equity. This compares to $4.365 billion of debt (which is net of $36 million of premiums, discounts and deferred financing costs), $532 million of cash and equivalents (net debt of $3.833 billion) and $647 million of Warner Music Group Corp. equity at September 30, 2025.
Cash Flows
The following table summarizes our historical cash flows (in millions). The financial data for the nine months ended June 30, 2026 and June 30, 2025 are unaudited and have been derived from our condensed consolidated interim financial statements included elsewhere herein.

	Nine Months Ended June 30,
	2026	2025
Cash provided by (used in):
Operating activities	$708	$447
Investing activities	(674)	(273)
Financing activities	59	(344)
Operating Activities
Cash provided by operating activities was $708 million for the nine months ended June 30, 2026 as compared with cash provided by operating activities of $447 million for the nine months ended June 30, 2025. The $261 million increase in cash provided by operating activities was largely a result of strong operating performance.
Investing Activities
Cash used in investing activities was $674 million for the nine months ended June 30, 2026 as compared with cash used in investing activities of $273 million for the nine months ended June 30, 2025. The $674 million of cash used in investing activities in the nine months ended June 30, 2026 consisted of $106 million relating to investments and acquisitions of businesses, $505 million to acquire music-related assets and $75 million relating to capital expenditures, partially offset by $10 million of proceeds from net divestitures and $2 million of proceeds from the sale of investments. The $273 million of cash used in investing activities in the nine months ended June 30, 2025 consisted of $46 million relating to investments and acquisitions of businesses, $152 million to acquire music-related assets, and $111 million relating to capital expenditures, partially offset by $36 million of proceeds from the sale of investments.
Financing Activities
Cash provided by financing activities was $59 million for the nine months ended June 30, 2026 as compared with cash used in financing activities of $344 million for the nine months ended June 30, 2025. The $59 million of cash provided by financing activities for the nine months ended June 30, 2026 consisted of proceeds from the Beethoven Credit Agreement of $370 million and contributions from redeemable noncontrolling interest holder of $135 million, partially offset by dividends paid of $300 million, payment of deferred consideration of $47 million, distributions to noncontrolling interest holders of $9 million, taxes paid related to net share settlement of restricted stock units and common stock of $27 million, common stock repurchased and retired of $48 million, and deferred financing costs paid of $14 million, repayment of the Term Loan Mortgage of $1 million. The $344 million of cash used in financing activities for the nine months ended June 30, 2025 consisted of dividends paid of $283 million, payment of deferred consideration of $23 million, distributions to noncontrolling interest holders of $8 million, taxes paid related to net share settlement of restricted stock units and common stock of $19 million, common stock repurchased and retired of $3 million, repayment of the Term Loan Mortgage of $1 million and other financing activity of $7 million.
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

Debt Capital Structure
Since Access acquired us in 2011, we have sought to extend the maturity dates on our outstanding indebtedness, reduce interest expense and improve our debt ratings. For example, our S&P corporate credit rating improved from B in 2017 to BBB- in August 2024 with a stable outlook, and our Moody’s corporate family rating improved from B1 in 2016 to Ba1 in March 2025. In September 2025, Fitch assigned us a BBB- long-term credit rating with a stable outlook. In addition, our weighted-average interest rate on our outstanding indebtedness has decreased from 10.5% in 2011 to 4.0% as of June 30, 2026. Our nearest-term maturity date is in 2028. Subject to market conditions, we continue to take opportunistic steps to extend our maturity dates, reduce related interest expense and make other changes. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness, and acquisitions or other strategic transactions.
Repurchase Program
On November 14, 2024, the Company’s board of directors authorized a new $100 million share repurchase program (the “Share Repurchase Program”), which is intended to offset dilution from the Omnibus Incentive Plan. The $100 million share repurchase authorization does not obligate the Company to purchase any shares and the Share Repurchase Program does not have a fixed expiration date. We did not repurchase any common shares during the three months ended June 30, 2026. The Company repurchased and retired 1,670,500 shares for $48 million during the nine months ended June 30, 2026. As of June 30, 2026, approximately $37 million of the $100 million share repurchase authorization remained available.
Existing Debt as of June 30, 2026
As of June 30, 2026, our long-term debt was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan A Facility due 2031	1,295
2.750% Senior Secured Notes due 2028	371
3.750% Senior Secured Notes due 2029	540
3.875% Senior Secured Notes due 2030	535
2.250% Senior Secured Notes due 2031	508
3.000% Senior Secured Notes due 2031	800
Mortgage Term Loan due 2033	16
Total debt, including the current portion	4,065
Premium less unamortized discount and unamortized deferred financing costs	(21)
Total Acquisition Corp. long-term debt, including the current portion, net	$4,044
Beethoven Credit Agreement (b)	370
Tempo Asset-Based Notes due 2050 (c)	311
Unamortized discount and unamortized DFCs	(15)
Total other long-term debt, including the current portion, net	$666
Total long-term debt, including the current portion, net	$4,710
______________________________________
(a)Reflects $350 million of commitments under the Revolving Credit Facility with no letters of credit outstanding at June 30, 2026. There were no loans outstanding under the Revolving Credit Facility at June 30, 2026.
(b)Reflects $750 million of commitments under the Beethoven Credit Agreement. There were $370 million in loans outstanding under the Beethoven Credit Agreement at June 30, 2026. Loans outstanding under the Beethoven Credit Agreement are secured only by certain music rights owned by Beethoven JV 1, LLC, a Delaware limited liability company (“Beethoven”), and are nonrecourse to the Company and its subsidiaries, other than Beethoven.
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
On May 7, 2026, the Company’s board of directors declared a cash dividend of $0.19 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, which was paid to stockholders on June 2, 2026. The Company paid an aggregate of approximately $100 million and $300 million, or $0.19 and $0.57 per share, in cash dividends to stockholders and participating security holders for the three and nine months ended June 30, 2026, respectively.

    On August 5, 2026, the Company’s board of directors declared a cash dividend of $0.20 per share on the Company’s Class A Common Stock and Class B Common Stock, as well as related payments under certain stock-based compensation plans, payable on September 1, 2026, to stockholders of record as of the close of business on August 20, 2026.

Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, the Credit Agreement and the Asset-Based Notes as of June 30, 2026.
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

The following is a reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA as defined, for the most recently ended four fiscal quarters, or the twelve months ended June 30, 2026, for the twelve months ended June 30, 2025 and for the three months ended June 30, 2026 and June 30, 2025. In addition, the reconciliation includes the calculation of the Senior Secured Indebtedness to Adjusted EBITDA ratio, which we refer to as the Leverage Ratio, under the Credit Agreement for the most recently ended four fiscal quarters, or the twelve months ended June 30, 2026. The terms and related calculations are defined in the Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

	Twelve Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Net Income	$665	$309	$200	$(16)
Income tax expense	208	126	67	5
Interest expense, net	178	159	49	43
Depreciation and amortization	417	355	111	96
Loss on extinguishment of debt	7	—	—	—
Net losses (gains) on divestitures and sale of securities	1	(29)	(2)	—
Restructuring costs (a)	127	96	5	3
Net foreign exchange losses (gains) (b)	(40)	140	(1)	142
Transaction costs	2	6	2	3
Business optimization expenses (c)	65	96	11	23
Non-cash stock-based compensation expense (d)	44	67	2	16
Other non-cash charges (e)	53	102	4	72
Bona fide joint venture income (f)	(36)	(10)	(16)	(6)
Pro forma impact of cost savings initiatives and specified transactions (g)	141	302	30	75
Adjusted EBITDA	$1,832	$1,719	$462	$456
Senior Secured Indebtedness (f, h)	$3,444
Leverage Ratio (i)	1.88x
______________________________________
(a)Reflects severance costs and other restructuring related expenses, including those related to the Company’s restructuring plans.
(b)Reflects unrealized losses (gains) due to foreign exchange on our Euro-denominated debt, losses (gains) from foreign currency forward exchange contracts and intercompany transactions.
(c)Reflects costs associated with our transformation initiatives and technology system updates, which includes costs of $10 million and $49 million related to our finance transformation for the three and twelve months ended June 30, 2026, respectively, as well as $19 million and $74 million for the three and twelve months ended June 30, 2025, respectively.
(d)Reflects non-cash stock-based compensation expense related to the Omnibus Incentive Plan.
(e)Reflects non-cash activity, including the unrealized losses (gains) on the mark-to-market adjustment of equity investments, investment losses (gains) and non-cash impairment losses resulting from the Company’s restructuring plans as well as an additional impairment charge of $3 million in the quarter for long-lived assets associated with EMP, which was the result of remeasuring the carrying value to fair value as it has been classified as held for sale since September 30, 2025.
(f)Tempo Music and Beethoven are both bona fide joint ventures, and are therefore excluded from the calculation of net income and Adjusted EBITDA. Similarly, the Asset-Based Notes issued by a subsidiary of Tempo Music and the Beethoven Credit Facility are not included in our indebtedness for purposes of calculating the Leverage Ratio.
(g)Reflects expected savings resulting from transformation initiatives, including the 2025 Restructuring Plan, the 2024 Strategic Restructuring Plan, and the 2023 Restructuring Plan, as well as the pro forma impact of certain specified transactions for the three and twelve months ended June 30, 2026.
(h)Reflects the balance of senior secured debt at Acquisition Corp. of approximately $4.044 billion less cash of $600 million, which excludes cash and debt held at Tempo Music and Beethoven, which are both bona fide joint ventures.
(i)Reflects the ratio of Total Indebtedness, including Revolving Credit Indebtedness, to Adjusted EBITDA. This is calculated net of cash and equivalents of the Company as of June 30, 2026 not exceeding $600 million in accordance with the Credit Agreement. During a collateral suspension period, whether or not there are any Tranche A Term Loans outstanding, Total Indebtedness to EBITDA Ratio may not exceed 4.00:1.00. Other than during a collateral suspension period, so long as the Tranche A Term Loans are outstanding, Senior Secured Indebtedness to EBITDA Ratio may not exceed 5.00:1.00. Other than during a collateral suspension period, and if no Tranche A Term Loans are outstanding, and only if the outstanding aggregate principal amount of borrowings under the Revolving Credit Facility and drawings under letters of credit which have not been reimbursed under the Revolving Credit Facility is greater than $140 million at the end of a fiscal quarter, Senior Secured Indebtedness to EBITDA Ratio may not exceed 5.00:1.00.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2025, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2026, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2025.
Foreign Currency Risk
Within our global business operations, we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. companies for the sale or licensing of U.S.-based music and merchandise abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Mexican Peso, Norwegian krone, and Polish Zloty and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset fluctuations in the Euro. As of June 30, 2026, the Company had outstanding foreign currency forward exchange contracts for the sale of $524 million and the purchase of $292 million of foreign currencies at fixed rates. Subsequent to June 30, 2026, certain of our foreign exchange contracts expired and were not replaced.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2026, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $23 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are used to manage foreign currency exchange rate risk, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $4.746 billion of principal debt outstanding at June 30, 2026, of which $1.681 billion was variable-rate debt and $3.065 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At June 30, 2026, 65% of the Company’s debt was at a fixed rate. In addition, as of June 30, 2026, we have the option under our floating rate loans under the Senior Term Loan Facility to select a one, three or six month Term SOFR.
Based on the level of interest rates prevailing at June 30, 2026, the fair value of the Company’s fixed-rate and variable-rate debt was approximately $4.609 billion. Further, as of June 30, 2026, based on the amount of the Company’s fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $25 million or increase the fair value of the fixed-rate debt by approximately $25 million. This potential fluctuation is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.
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
Changes in Internal Control over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting that occurred during the three and nine months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s Class A Common Stock during the three months ended June 30, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2026	—	$—	—	$37
May 2026	—	—	—	37
June 2026	—	—	—	37

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
On July 31, 2026, Armin Zerza stepped down for personal reasons as Chief Operating Officer and Chief Financial Officer of the Company. Pursuant to the terms of a separation agreement between the Company and Mr. Zerza dated July 31, 2026, Mr. Zerza’s departure will be treated as if it were a termination without cause under his employment agreement. Mr. Zerza will receive: (i) a bonus of $3.6 million, which includes 100% of his target bonus payable as if it were a termination without cause, as well as the other payments and benefits payable to him under his employment agreement and equity incentive award agreements as if it were a termination by the Company without cause and (ii) continued payment of his base salary and company-provided benefits through September 30, 2026.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the separation agreement, a copy of which will be filed as an exhibit to the Company’s Form 10-K for the year ended September 30, 2026.

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

Exhibit Number	Exhibit Description
10.1*	Letter Agreement, dated as of May 6, 2026, between Warner Music Inc. and Armin Zerza
10.2*†
Third Amendment to Credit and Security Agreement among Beethoven Financing 1, LLC, Beethoven Holdings 1, LLC, Fifth Third Bank National Association, Barclays Bank PLC, MUFG Bank, LTD, Goldman Sachs Bank USA and The Bank of New York Mellon

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
†    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10(iv)) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 5, 2026

WARNER MUSIC GROUP CORP.

By:	/s/ ROBERT KYNCL
Name: Title:	Robert Kyncl Chief Executive Officer (Principal Executive Officer)

By:	/s/ LOUIS DICKLER
Name: Title:	Louis Dickler Acting Chief Financial Officer (Principal Financial Officer)